Form 10-K405
period 2001-12-31
CITICORP
filed 2002-03-19
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   (Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended December 31, 2001
                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______to _______

                                    --------
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

       Registrant's telephone number, including area code: (800) 285-3000

        Securities registered pursuant to Section 12(b) of the Act: None

Title of each class                                                    Name of each exchange on which registered
-------------------                                                    -----------------------------------------
Citicorp Capital III 7.10% Capital Securities                                   New York Stock Exchange
(and Registrant's guarantee obligations with respect thereto)

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

                               Yes /X/    No / /

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

                                    CITICORP

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2001

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

FORM 10-K

ITEM NUMBER                                                                                   PAGE
-----------                                                                                   ----
PART I

1.  Business....................................................................................3-7
2.  Properties....................................................................................7
3.  Legal Proceedings.............................................................................7
4.  Omitted Pursuant to General Instruction I........................................Not applicable

PART II

5.  Market for Registrant's Common Equity and
     Related Stockholder Matters..................................................................8
6.  Omitted Pursuant to General Instruction I........................................Not applicable
7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations............................................ 9-49
7A. Quantitative and Qualitative Disclosures About Market Risk...................................50
8.  Financial Statements and Supplementary Data..................................................50
9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure......................................................50

PART III

10-13.  Omitted Pursuant to General Instruction I....................................Not applicable

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................50
    Exhibit Index................................................................................51
    Signatures...................................................................................52
    Index to Consolidated Financial Statements..................................................F-1

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

Citicorp (Citicorp, and together with its subsidiaries, the Company) is a diversified global bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers in over 100 countries and territories.

The Company's activities are conducted through Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Investment Activities.

The Company has completed certain strategic business acquisitions during the past two years, details of which can be found in Note 2 to the Consolidated Financial Statements.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the Regulation and Supervision section beginning on page 5.

At December 31, 2001, the Company had approximately 82,000 full-time and 3,300 part-time employees in the United States and approximately 117,000 employees outside of the United States.

Additional business and financial information concerning the Company can be found in the Annual Report and Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report and Form 10-K") of Citigroup Inc. (the Company's ultimate parent).

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212-559-1000. Additional information is available on the Company's web site at (http://www.citigroup.com).

GLOBAL CONSUMER

Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, unmanned kiosks and the World Wide Web. The businesses of Global Consumer serve individual consumers as well as small businesses.

CITIBANKING NORTH AMERICA delivers banking, lending, and investment services through 445 branches and through Citibank Online, an enhanced Internet banking site on the World Wide Web.

The MORTGAGE BANKING business originates and services mortgages and student loans for customers across the United States.

The NORTH AMERICA CARDS unit combines the operations of Citi Cards and Diners Club whose products include MasterCard[R], VISA[R] and private label credit and charge cards issued to customers across North America. At December 31, 2001, Citi Cards had 93 million accounts and $109 billion of managed receivables, which represented approximately 20% of the U.S. credit card receivables market. New accounts are acquired through multiple channels including direct marketing efforts, the Internet, and portfolio acquisitions.

CITIFINANCIAL provides community-based lending services through its branch network system, regional sales offices and cross-selling initiatives with other Citigroup businesses. As of December 31, 2001, CitiFinancial maintained 2,221 loan offices in North America that offer real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. consumer finance customers.

The INTERNATIONAL unit of Global Consumer provides full-service banking and community-based lending, including credit and charge cards, and investment services in Western Europe, Japan, Asia (excluding Japan), CEEMEA (Central & Eastern Europe, Middle East, & Africa), Latin America and Mexico (which includes the results of all operations of Banamex and Citibank Mexico) through more than 3,000 branches and offices in 52 countries and territories.

e-CONSUMER is the business responsible for developing and implementing Citigroup's Internet financial services products and e-commerce solutions. e-Consumer's mission is to build and deliver new forms of financial services that meet the changing needs of customers and to facilitate all aspects of e-commerce as it grows with the new digital economy.

GLOBAL CORPORATE

Global Corporate provides corporations, governments, institutions and investors in 100 countries and territories with a broad range of financial products and services.

Global Corporate, through the CORPORATE AND INVESTMENT BANK (CIB), delivers a wide array of banking and financial services products in North America, Western Europe and Japan. Major products offered by the CIB include foreign exchange, structured products, derivatives, loans, leasing, and equipment finance products. CIB trades for its own account and uses many different strategies involving a broad spectrum of financial instruments and derivative products.

Global Corporate is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities.

Citibank has a long-standing presence in emerging markets, which includes all locations outside North America, Western Europe and Japan. Citicorp's EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES (EM CORPORATE & GTS) business offers a wide array of banking and financial services products and services that help multinational and local companies fulfill their financial goals or needs. Citicorp's strategies focus on its plans to gain market share in selected priority emerging market countries and to establish Citibank as a local bank as well as a leading international bank. Citibank typically enters a country to serve global customers, providing them with cash management, trade services, short-term loans and foreign-exchange services. Then, Citibank offers project finance, fixed-income issuance and trading and, later, introduces securities custody, loan syndications and derivatives services. Finally, as a brand image is established and services for locally headquartered companies become significant, consumer banking services may be offered. The EM Corporate & GTS segment also includes the global results of cash management, securities custody and trade services.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

Global Investment Management and Private Banking is composed of THE CITIGROUP PRIVATE BANK and CITIBANK ASSET MANAGEMENT. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, pension administration, insurance and personalized wealth management services distributed to institutional, high net worth and retail clients.

THE CITIGROUP PRIVATE BANK provides personalized wealth management services for high net worth clients through 90 offices in 31 countries and territories, generating fee and interest income from investment funds management and customer trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, The Citigroup Private Bank leverages its extensive experience with clients' needs and its access to the breadth and depth of Citigroup to provide clients with comprehensive investment and banking services tailored to the way they create and manage their wealth and lifestyles in today's economy.

CITIBANK ASSET MANAGEMENT includes Citibank Asset Management along with the pension administration and insurance businesses of Global Retirement Services. Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies and high net worth and other individuals. Client relationships may be introduced through the cross marketing and distribution channels within Citigroup, through Citibank Asset Management's own sales force or through independent sources.

INVESTMENT ACTIVITIES

The Company's INVESTMENT ACTIVITIES segment consists primarily of its venture capital activities, securities transactions related to certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and, since August 2001, the investment portfolio related to Banamex.

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

REGULATION

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Federal Reserve Board (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision
(OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (California, New York, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which became effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities. The Company's declaration to become a financial holding company became effective on the first eligible date. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies.

Under the GLB Act, financial holding companies are able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.
Subject to certain limitations and restrictions, a U.S. bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state. A federal savings association is generally permitted to open a de novo branch in any state.

Outside the U.S., subject to certain requirements for prior FRB consent or notice, the Company may acquire banks and Citibank may establish branches subject to local laws and to U.S. laws prohibiting companies from doing business in certain countries.

The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see section titled Liquidity and Capital Resources beginning on page 44). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 2001, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for capital analysis.

A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed in writing to do so.

The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

ITEM 2.  PROPERTIES

The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building which is owned by Citibank and is occupied by Citigroup and certain of its subsidiaries, including the principal offices of Citigroup and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by Citigroup and certain of its subsidiaries.

Associates maintains its principal offices in Irving, Texas, in facilities which are, in part, owned and, in part, leased by it. Associates has office and branch sites for its business units throughout the United States, Canada, Asia (Japan, Taiwan, Philippines and Hong Kong), Europe and Latin America. The majority of these sites are leased and, although numerous, none is material to Associates' operations.

Other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations. The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT FROM ARGENTINA'S POLITICAL AND ECONOMIC CHANGES

During the fourth quarter of 2001, Argentina underwent significant political and economic changes. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, as well as converting certain U.S. dollar-denominated consumer loans into pesos. The Company recognized charges in the 2001 fourth quarter of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio. Since year-end, the government announced additional steps, including redenomination of substantially all of the remaining dollar denominated loans and dollar denominated deposits into pesos, and new government bonds, which in part are designed to compensate for the redenomination of assets and liabilities into pesos. The Argentine government is attempting to stabilize the economic environment. As these financial regulations and implementation issues remain fluid, we are working with the Argentine government and our customers and will continue to monitor conditions closely and assess the financial impact. Financial results in 2002 are likely to be impacted. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

IMPACT FROM ENRON

As a result of the financial deterioration and eventual bankruptcy of Enron Corporation in the fourth quarter of 2001, Citicorp's results were reduced by $178 million (pretax) as a result of the write-down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments. We will continue to monitor this situation and its impact. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

ACQUISITION OF BANAMEX

On August 6, 2001, the Company completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward within the Global Consumer - Mexico and Investment Activities segments. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand name.

MANAGED BASIS REPORTING

The business segment discussions that follow include amounts reported in the financial statements (owned basis) adjusted to reflect certain effects of securitization activities, receivables held for securitization, and receivables sold with servicing retained (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

The income analysis on page 13 reconciles amounts shown in the Consolidated Statements of Income on page F-3 to the basis presented in the business segment discussions.

SIGNIFICANT ACCOUNTING POLICIES

The Notes to the Consolidated Financial Statements contain a summary of Citicorp's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of financial instruments where no ready market exists, determining the level of the allowance for credit losses, and accounting for securitizations. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

VALUATION OF FINANCIAL INSTRUMENTS WITH NO READY MARKETS

Investments include fixed maturity and equity securities, derivatives, investments in venture capital activities and other financial instruments. Citicorp carries its investments at fair value if they are considered to be available-for-sale or trading securities. For the substantial majority of our portfolios, fair values are determined based upon externally verifiable model inputs and quoted prices. All financial models which are used for updating the firm's published financial statements, or for independent risk monitoring, must be validated and periodically reviewed by qualified personnel independent of the area that created the model. Changes in value of available-for-sale securities are recognized in a component of stockholder's equity, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Deteriorating economic conditions - global, regional, or related to specific issuers - could adversely affect these values. Changes in the fair value of trading account assets and liabilities are recognized in earnings. Venture capital subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed maturity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and maturity of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants, and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. Changes in assumptions could affect the fair values of investments.

For venture capital investments in publicly traded securities, fair value is generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For investments that are not publicly traded, estimates of fair value are made based upon a review of the investee's financial results, condition and prospects and discounted cash flows, together with comparisons to similar companies for which quoted market prices are available. See discussion of trading account assets and liabilities, and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents management's estimate of probable losses inherent in the portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance.

Larger balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for credit losses attributed to these loans is established via a process that begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

Within the allowance for credit losses, amounts are specified for larger-balance, non-homogeneous loans that have been individually determined to be impaired. These reserves consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

Each portfolio of smaller balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; economic, geographical, product, and other environmental factors; and model imprecision.

This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

During the year ended December 31, 2001, there were increases in net credit losses, cash-basis loans and delinquency rates. If such experience continues, higher loss experience could result in the future. See discussions of Consumer Credit Risk and Corporate Credit Risk in Management's Discussion and Analysis for additional information.

SECURITIZATIONS

Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. Citicorp securitizes credit card receivables, mortgages, home equity loans, and auto loans that it originated and/or purchased and certain other financial assets. After receivables or loans are securitized, the Company continues to maintain account relationships with credit card holders and certain mortgage and home equity and auto loan customers. As a result, the Company continues to consider these securitized assets to be part of the business it manages. Citicorp may provide administrative, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

There are two key accounting determinations that must be made relating to securitizations. In the case where Citicorp originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale under generally accepted accounting principles. The second key determination to be made is whether the securitization entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements, the securitization entity is not consolidated by the seller of the transferred assets. Most of the Company's securitization transactions meet the criteria for sale accounting and nonconsolidation.

Additional information on the Company's securitization activities can be found in the Off-Balance Sheet Arrangements section on page 45 and Note 9 to the Consolidated Financial Statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, Citicorp adopted the remaining provisions of SFAS 142 when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Based on current levels of goodwill and an evaluation of the Company's intangible assets, which determined that certain intangible assets should be reclassified as goodwill and identified other intangible assets that have indefinite lives, the nonamortization provisions of the new standards will reduce other expense by approximately $310 million and increase net income by approximately $240 million in 2002.

During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It is not expected that the adoption of the remaining provisions of SFAS 142 will have a material effect on the financial statements as a result of these impairment tests.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions will become effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the financial statements. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On January 1, 2002, Citicorp adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), when the rule became effective for calendar year companies. SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. The provisions of the new standard are generally to be applied prospectively.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses for the two years ended December 31:

IN MILLIONS OF DOLLARS                   2001      2000(1)
-------------------------------------------------------------
GLOBAL CONSUMER
Citibanking North America               $  605      $  496
Mortgage Banking                           353         297
North America Cards                      2,133       1,787
CitiFinancial                            1,126         810
-------------------------------------------------------------
   Total Banking/Lending                 4,217       3,390
-------------------------------------------------------------
Western Europe                             483         384
Japan                                      928         729
   Asia                                    611         550
   Latin America                           120         250
   Mexico                                  346          56
   Central & Eastern Europe,
     Middle East & Africa                   89          50
-------------------------------------------------------------
   Total Emerging Markets
     Consumer Banking                    1,166         906
-------------------------------------------------------------
   Total International                   2,577       2,019
-------------------------------------------------------------
e-Consumer                                 (77)       (160)
Other                                      (56)        (20)
-------------------------------------------------------------
TOTAL GLOBAL CONSUMER                    6,661       5,229
-------------------------------------------------------------

GLOBAL CORPORATE
Corporate and Investment Bank            1,241         823
Emerging Markets Corporate Banking
  and Global Transaction Services        1,644       1,403
-------------------------------------------------------------
TOTAL GLOBAL CORPORATE                   2,885       2,226
-------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT
  AND PRIVATE BANKING
Citibank Asset Management                  (28)        (18)
The Citigroup Private Bank                 378         323
-------------------------------------------------------------
TOTAL GLOBAL INVESTMENT
  MANAGEMENT AND
  PRIVATE BANKING                          350         305
-------------------------------------------------------------

INVESTMENT ACTIVITIES                      239       1,396

CORPORATE/OTHER                           (138)       (445)
-------------------------------------------------------------
CORE INCOME                              9,997       8,711
Restructuring- and merger-related
  items, after-tax(2)                     (211)       (530)
Housing Finance unit charge,
  after-tax(3)                               -         (71)
Cumulative effect
  of accounting changes(4)                (144)          -
-------------------------------------------------------------
NET INCOME                              $9,642      $8,110
=============================================================

(1)  Reclassified to conform to the 2001 presentation.
(2) The after-tax restructuring-related items in the 2001 period included $198 million of restructuring charges, $38 million of accelerated depreciation and credits for the reversal of prior charges of $25 million. The 2000 period included $405 million of restructuring charges, $43 million of accelerated depreciation, $40 million of credits for the reversal of prior charges and $122 million of merger-related costs. See Note 14 to the Consolidated Financial Statements.
(3) In January 2000, Associates discontinued the loan origination operations of its Housing Finance unit.
(4) Accounting changes refer to the 2001 first quarter adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133), and the 2001 second quarter adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). See Note 1 to the Consolidated Financial Statements.

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page F-3 to the basis presented in the business segment discussions.

IN MILLIONS OF DOLLARS                  2001        2000
-------------------------------------------------------------
TOTAL REVENUES,
  NET OF INTEREST EXPENSE              $47,085     $42,458
Effect of securitization activities      3,568       2,459
Housing Finance unit charge                  -          47
                                    -------------------------
ADJUSTED REVENUES,
  NET OF INTEREST EXPENSE               50,653      44,964
                                    -------------------------
Total operating expenses                24,121      23,321
Restructuring- and
  merger-related items                    (336)       (738)
Housing Finance unit charge                  -         (25)
                                    -------------------------
ADJUSTED OPERATING EXPENSES             23,785      22,558
                                    -------------------------
Benefits, claims and credit losses       7,743       6,222
Effect of securitization activities      3,568       2,459
Housing Finance unit charge                  -         (40)
                                    -------------------------
ADJUSTED BENEFITS, CLAIMS
  AND CREDIT LOSSES                     11,311       8,641
                                    -------------------------
CORE INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                 15,557      13,765
Taxes on core income                     5,476       5,015
Minority interest, net of income tax        84          39
                                    -------------------------
CORE INCOME                              9,997       8,711
Restructuring- and merger-related
items, after-tax                          (211)       (601)
                                    -------------------------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                  9,786       8,110
Cumulative effect
  of accounting changes                   (144)          -
                                    -------------------------
NET INCOME                             $ 9,642     $ 8,110
=============================================================

RESULTS OF OPERATIONS

INCOME

Citicorp reported 2001 core income of $9.997 billion, up 15% from $8.711 billion in 2000. Core income in 2001 excluded $211 million in after-tax restructuring-related items and $144 million in after-tax charges reflecting the cumulative effect of adopting SFAS 133 and EITF 99-20, as described in Notes 1 and 19 to the Consolidated Financial Statements. Core income in 2000 excluded $601 million in after-tax restructuring- and merger-related items.

Net income in 2001 was $9.642 billion, up 19% from $8.110 billion in 2000. Net income return on common equity was 18.0% in 2001 compared to 20.4% for 2000.

Global Consumer core income increased $1.4 billion or 28% in 2001 led by increases of $346 million or 19% in North America Cards, $316 million or 39% in CitiFinancial, $290 million in Mexico reflecting the August acquisition of Banamex, and $199 million or 27% in Japan. Global Corporate increased $659 million or 30% in 2001 reflecting double-digit increases in both Corporate and Investment Bank and EM Corporate & GTS. Global Investment Management and Private Banking improved $45 million or 15% in 2001, while Investment Activities decreased $1.2 billion or 83%, primarily due to lower venture capital results.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense of $50.7 billion in 2001 were up $5.7 billion or 13% from 2000. Global Consumer revenues in 2001 were up $5.3 billion or 18% from 2000 to $35.5 billion, including increases of $3.4 billion or 18% in Banking/Lending and $2.2 billion or 22% in International.

Global Corporate revenues of $12.3 billion in 2001 were up $1.6 billion or 15% from 2000, led by increases of 21% in Corporate and Investment Bank and 11% in EM Corporate & GTS.

Global Investment Management and Private Banking revenues increased $152 million or 8% in 2001 reflecting continued growth in assets under management and business volumes.

SELECTED REVENUE ITEMS

Net interest revenue as calculated from the Consolidated Statement of Income was $27.8 billion in 2001, up $5.6 billion or 25% from 2000, reflecting business volume growth in most markets and the impact of acquisitions. Net interest revenue, adjusted for the effect of securitization activity, of $33.9 billion was up $6.3 billion or 23% in 2001.

Total commissions, asset management and administration fees, and other fee revenues of $11.4 billion were up $267 million or 2% in 2001 primarily reflecting the impact of acquisitions.

Aggregate Trading and Foreign Exchange revenues of $3.7 billion increased $599 million in 2001, from $3.1 billion in 2000, reflecting results in Corporate and Investment Bank. Realized gains from sales of investments of $77 million in 2001 were down from $835 million in 2000. Other income of $4.2 billion in 2001 decreased $1.1 billion from 2000, primarily reflecting venture capital activity.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring- and merger-related costs, grew $1.2 billion or 5% to $23.8 billion in 2001.

Global Corporate expenses were up $184 million in 2001, primarily attributable to higher expenses in EM Corporate & GTS, as a result of acquisitions and other volume-related increases, and partially offset by expense control initiatives in the Corporate and Investment Bank. Expenses increased in Global Consumer by 7% in 2001 reflecting higher business volumes including acquisitions, partially offset by savings resulting from the integration of Associates.

RESTRUCTURING- AND MERGER-RELATED ITEMS

Restructuring-related items of $336 million ($211 million after-tax) in 2001 related primarily to severance and costs associated with the reduction of staff primarily in the Global Corporate and Global Consumer businesses and the acquisition of Banamex in the 2001 third quarter.

Restructuring- and merger-related items of $738 million ($530 million after-tax) in 2000 primarily related to the acquisition of Associates. Restructuring charges included the reconfiguration of branch operations, the exiting of certain activities, and the consolidation and integration of certain middle and back office functions. Also included in the costs were $158 million of merger-related items, which included legal, advisory and SEC filing fees, as well as other costs of administratively closing the acquisition.

HOUSING FINANCE UNIT CHARGE

Included in other operating expenses for 2000 is a $71 million (after-tax) charge associated with the discontinuation of the loan origination operations of the Associates Housing Finance unit.

BENEFITS, CLAIMS AND CREDIT LOSSES

Adjusted benefits, claims and credit losses were $11.3 billion in 2001, up $2.7 billion or 31% from 2000. Policyholder benefits and claims increased 8% to $953 million in 2001 while the adjusted provision for credit losses increased 34% to $10.4 billion in 2001.

Global Consumer adjusted benefits, claims and credit losses of $9.8 billion were up 28% in 2001. Managed net credit losses in 2001 were $8.9 billion and the related loss ratio was 2.89% compared with $6.8 billion and 2.48% in 2000. The managed consumer loan delinquency ratio (90 days or more past due) was 2.37% at the end of 2001, up from 1.75% at the end of 2000.

Global Corporate benefits, claims and credit losses increased to $1.4 billion from $919 million in 2000, resulting from increases in Corporate and Investment Bank of $352 million and $136 million in EM Corporate & GTS, primarily in Asia.

Commercial cash-basis loans at December 31, 2001 and 2000 were $4.0 billion and $1.9 billion, respectively, while the commercial Other Real Estate Owned (OREO) portfolio totaled $127 million and $214 million, respectively. The increase in cash-basis loans was primarily related to the acquisition of Banamex, the transportation portfolio, and increases attributable to borrowers in the retail, telecommunication, energy and utility industries. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $62.9 billion or 12.41% of net-risk adjusted assets, and Tier 1 capital was $42.2 billion or 8.33% at December 31, 2001, compared to $58.0 billion or 12.29% and $39.7 billion or 8.41% at December 31, 2000. See page 48 for the components of Tier 1 and Tier 2 capital.

The Income line in each of the following business discussions excludes the cumulative effect of adopting accounting changes in 2001. See Notes 1 and 19 to the Consolidated Financial Statements.

GLOBAL CONSUMER

IN MILLIONS OF DOLLARS                                                        2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES,  NET OF INTEREST EXPENSE                                    $31,950           $27,741
Effect of securitization activities                                           3,568             2,459
                                                                        -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                                   35,518            30,200
                                                                        -----------------------------------
Adjusted operating expenses(2)                                               15,231            14,286
                                                                        -----------------------------------
Provisions for benefits, claims and credit losses                             6,250             5,210
Effect of securitization activities                                           3,568             2,459
                                                                        -----------------------------------
Adjusted provisions for benefits, claims and credit losses                    9,818             7,669
                                                                        -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                               10,469             8,245
Income taxes                                                                  3,744             2,994
Minority interest, after-tax                                                     64                22
                                                                        -----------------------------------
CORE INCOME                                                                   6,661             5,229
Restructuring-related items, after-tax                                         (141)             (145)
                                                                        -----------------------------------
INCOME                                                                      $ 6,520           $ 5,084
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

GLOBAL CONSUMER - which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world - reported core income of $6.661 billion in 2001, up $1.432 billion or 27% from 2000. Banking/Lending core income increased $827 million or 24% in 2001 reflecting double-digit earnings growth in all businesses. The developed markets of Western Europe and Japan reported core income of $1.411 billion in 2001, up $298 million or 27% from 2000. Core income in Emerging Markets Consumer increased $260 million or 29% in 2001 primarily reflecting the acquisition of Banamex, partially offset by translation losses in Latin America resulting from the re-denomination of certain consumer loans in Argentina.

Income of $6.520 billion in 2001 and $5.084 billion in 2000 included restructuring-related charges of $141 million ($219 million pretax) and $145 million ($223 million pretax), respectively. See Note 14 to the Consolidated Financial Statements for a discussion of restructuring-related items.

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

BANKING/LENDING

CITIBANKING NORTH AMERICA

IN MILLIONS OF DOLLARS                                                        2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                      $2,714            $2,273
Adjusted operating expenses(2)                                                1,651             1,423
Provision for credit losses                                                      70                29
                                                                        -----------------------------------
CORE INCOME BEFORE TAXES                                                        993               821
Income taxes                                                                    388               325
                                                                        -----------------------------------
CORE INCOME                                                                     605               496
Restructuring-related items, after-tax                                           (3)                9
                                                                        -----------------------------------
INCOME                                                                       $  602            $  505
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                      $   13            $    9
Return on assets                                                               4.63%             5.61%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                               4.65%             5.51%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

CITIBANKING NORTH AMERICA - which delivers banking, lending and investment services to customers through Citibank's branches and electronic delivery systems - reported core income of $605 million in 2001, up $109 million or 22% from 2000 primarily reflecting revenue growth, as well as the acquisition of the European American Bank (EAB). In July 2001, Citibanking North America completed the acquisition of EAB, a state-chartered bank that added $8.4 billion to end-of-period deposits, $4.4 billion to end-of-period loans and 78 branches at December 31, 2001. Income of $602 million in 2001 and $505 million in 2000 included restructuring-related charges of $3 million ($5 million pretax) in 2001 and restructuring-related credits of $9 million ($15 million pretax) in 2000.

As shown in the following table, Citibanking grew accounts, customer deposits and loans in 2001 reflecting, in part, the acquisition of EAB which added $4.0 billion to average customer deposits, $2.3 billion to average loans and 0.8 million to accounts in 2001.

IN BILLIONS OF DOLLARS                                                         2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                          7.7               6.7
Average customer deposits                                                    $ 52.4            $ 44.8
Average loans                                                                $  9.3            $  7.0
===========================================================================================================

Revenues, net of interest expense, of $2.714 billion in 2001 increased $441 million or 19% from 2000 reflecting improved net funding and positioning spreads, the benefit of strong customer deposit growth and increased debit card fees, as well as the acquisition of EAB in July and a realized investment gain resulting from the disposition of an equity investment. Revenue growth in 2001 was partially offset by reduced investment product fees reflecting market conditions throughout the year. Adjusted operating expenses of $1.651 billion in 2001 increased $228 million or 16% from 2000 primarily due to the acquisition of EAB, higher advertising and marketing costs and investments in technology and staff.

The provision for credit losses was $70 million in 2001, up from $29 million in 2000. The net credit loss ratio was 1.03% in 2001 compared to 0.91% in 2000. Loans delinquent 90 days or more were $96 million or 0.82% at December 31, 2001, compared to $35 million or 0.48% at December 31, 2000. The increases in the provision for credit losses and delinquencies in 2001 were mainly due to the acquisition of EAB and increases related to commercial market loans. Net credit losses are expected to increase from 2001 due to the inclusion of a full year's credit losses for EAB. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

Average assets of $13 billion in 2001 increased $4 billion from 2000 primarily reflecting the acquisition of EAB. Return on assets was 4.65% in 2001 down from 5.51% in 2000. The decline in return on assets reflects the increase in loans associated with the addition of EAB.

MORTGAGE BANKING

IN MILLIONS OF DOLLARS                                                       2001              2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                     $1,037             $ 912
Adjusted operating expenses(2)                                                 431               395
(Benefit) provision for credit losses                                          (12)                2
                                                                        -----------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                                 618               515
Income taxes                                                                   238               196
Minority interest, after-tax                                                    27                22
                                                                        -----------------------------------
CORE INCOME                                                                    353               297
Restructuring-related items, after-tax                                          (2)                -
                                                                        -----------------------------------
INCOME                                                                      $  351             $ 297
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                     $   48             $  40
Return on assets                                                              0.73%             0.74%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

MORTGAGE BANKING - which originates and services mortgages and student loans for customers across the United States - reported core income of $353 million in 2001, up $56 million or 19% from 2000, reflecting growth in both the student loan and mortgage businesses. Income of $351 million in 2001 included restructuring-related items of $2 million ($3 million pretax).

As shown in the following table, accounts grew 7% in 2001 primarily reflecting strong growth in student loans. Average on balance sheet loans grew 23% in 2001. Growth in 2001 was driven by increases in student loans and mortgage loans held for sale. Other serviced loans increased 13% in 2001 primarily reflecting growth in originations and servicing portfolio acquisitions. Total originations were up significantly from 2000 reflecting increased mortgage refinancing activity due to lower interest rates.

IN BILLIONS OF DOLLARS                                                        2001             2000
-----------------------------------------------------------------------------------------------------------
Average loans-on balance sheet(1)                                           $  45.1            $36.8
Other serviced loans                                                           67.5             59.6
                                                                        -----------------------------------
Total owned and serviced loans                                              $ 112.6            $96.4

Total originations                                                          $  38.5            $25.5
Accounts (IN MILLIONS)                                                          4.8              4.5
===========================================================================================================

(1)  Includes loans held for sale.

Revenues, net of interest expense, of $1.037 billion in 2001 grew $125 million or 14% from 2000 mainly due to higher mortgage securitization income and spread improvements in student loans, partially offset by lower servicing revenue. The decline in servicing revenue primarily reflected increased prepayment activity that was driven by lower interest rates. Adjusted operating expenses increased $36 million or 9% in 2001 primarily reflecting additional business volumes.

The (benefit) provision for credit losses was ($12) million in 2001 compared to $2 million in 2000. The decline in the provision for credit losses in 2001 principally reflects improvements in the quality of the mortgage portfolio. The adoption of revised FFIEC write-off policies in 2000 added $17 million to net credit losses, which were charged against the allowance for credit losses, and 4 basis points to the 2000 net credit loss ratio. The net credit loss ratio was 0.09% in 2001 compared to 0.16% (0.12% excluding the effect of FFIEC policy revisions) in 2000. Loans delinquent 90 days or more were $1.157 billion or 2.53% of loans at December 31, 2001, up from $846 million or 2.01% at December 31, 2000. The increase in delinquencies from 2000 mainly reflects a higher level of buybacks from GNMA pools where the credit risk is maintained by government agencies.

NORTH AMERICA CARDS

IN MILLIONS OF DOLLARS                                                        2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                    $  9,574          $  8,346
Effect of securitization activities                                           3,454             2,410
                                                                        -----------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                                   13,028            10,756
                                                                        -----------------------------------
Adjusted operating expenses(2)                                                4,069             3,954
Adjusted provision for credit losses(3)                                       5,593             3,973
                                                                        -----------------------------------
CORE INCOME BEFORE TAXES                                                      3,366             2,829
Income taxes                                                                  1,233             1,042
                                                                        -----------------------------------
CORE INCOME                                                                   2,133             1,787
Restructuring-related items, after-tax                                           16               (57)
                                                                        -----------------------------------
INCOME                                                                     $  2,149          $  1,730
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)(4)                                 $     48          $     45
Return on assets                                                               4.48%             3.84%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets(4)                                                            4.44%             3.97%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.
(3)  Adjusted for the effect of credit card securitization activities.
(4) Adjusted for the effect of securitization activities, managed average assets and the related return on assets, excluding restructuring-related items, for North America Cards were $108 billion and $1.98% in 2001, compared to $98 billion and 1.82% in 2000.

NORTH AMERICA CARDS - which includes Citi Cards (bankcards and private-label cards) and Diners Club - reported core income of $2.133 billion in 2001, up $346 million or 19% from 2000, driven by strong revenue growth that was partially offset by higher credit costs. Income of $2.149 billion in 2001 and $1.730 billion in 2000 included restructuring-related credits of $16 million ($26 million pretax) in 2001 and restructuring-related charges of $57 million ($91 million pretax) in 2000.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced growth in 2001 of 6% in end-of-period receivables, 2% in accounts, 1% in cards in force and 1% in total sales. Growth in sales, accounts and cards in force in 2001 was negatively impacted by current economic conditions, as well as the impact of the events of September 11th.

IN BILLIONS OF DOLLARS                                                          2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                           92.9              90.8
Cards in force (IN MILLIONS)                                                      142               140
Total sales                                                                  $  218.5          $  215.7
End-of-period managed receivables                                            $  108.9          $  103.2
===========================================================================================================

Adjusted revenues, net of interest expense, of $13.028 billion in 2001 increased $2.272 billion or 21% from 2000 reflecting spread improvement due to lower cost of funds and repricing actions, combined with the benefit of receivable growth.

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses divided by average managed loans. This measure is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, Citi Cards risk adjusted margin of 6.98% decreased 6 basis points from 2000 as higher spreads were more than offset by higher net credit losses.

IN BILLIONS OF DOLLARS                                                     2001              2000
-----------------------------------------------------------------------------------------------------------
Risk adjusted revenues(1)                                               $    7.1          $    6.5
Risk adjusted margin %(2)                                                   6.98%             7.04%
===========================================================================================================

(1)  Citi Cards adjusted revenues less managed net credit losses.
(2)  Risk adjusted revenues as a percentage of average managed loans.

Adjusted operating expenses of $4.069 billion in 2001 increased $115 million or 3% from 2000 as volume-related increases were partially offset by disciplined expense management. Citi Cards adjusted operating expenses as a percentage of average managed loans were 3.69% and 4.00% in 2001 and 2000, respectively.

The adjusted provision for credit losses in 2001 was $5.593 billion compared with $3.973 billion in 2000. Citi Cards managed net credit losses in 2001 were $5.556 billion and the related loss ratio was 5.44%, compared with $3.921 billion and 4.28% in 2000. The increase in net credit losses from the prior year reflects current U.S. economic conditions as well as a rise in bankruptcy filings. Citi Cards managed loans delinquent 90 days or more were $2.135 billion or 1.98% of loans at December 31, 2001 compared with $1.497 billion or 1.46% at December 31, 2000. Net credit losses and the related ratio are expected to increase from 2001 as a result of continued economic weakness including rising bankruptcy filings and delinquent loans. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward Looking Statements" on page 35.

CITIFINANCIAL

IN MILLIONS OF DOLLARS                                                   2001             2000(1)
-----------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                              $5,634            $5,071
Adjusted operating expenses (2)                                          2,006             2,256
Adjusted provisions for benefits, claims and credit losses               1,830             1,546
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES                                                 1,798             1,269
Income taxes                                                               672               459
                                                                    ---------------------------------------
CORE INCOME                                                              1,126               810
Restructuring-related items, after-tax                                     (19)              (68)
                                                                    ---------------------------------------
INCOME                                                                  $1,107            $  742
===========================================================================================================
Average managed assets (IN BILLIONS OF DOLLARS)                         $   65            $   56
Return on managed assets                                                  1.70%             1.33%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on managed assets                                                  1.73%             1.45%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

CITIFINANCIAL - which provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with other Citigroup businesses - reported core income of $1.126 billion in 2001, up $316 million or 39% from 2000, primarily reflecting strong growth in receivables, efficiencies resulting from the integration of Associates and lower cost of funds. Income of $1.107 billion in 2001 and $742 million in 2000 included restructuring-related items of $19 million ($32 million pretax) and $68 million ($105 million pretax), respectively.

As shown in the following table, managed receivables grew 9% in 2001 resulting from higher volumes from CitiFinancial locations and the cross-selling of products through other Citigroup distribution channels. At December 31, 2001 and 2000, the portfolio consisted of 69% real estate-secured loans. The average net interest margin of 7.99% in 2001 increased 20 basis points compared to 2000 as lower cost of funds was partially offset by continued growth in lower-risk real estate loans that have lower yields.

IN BILLIONS OF DOLLARS                                                   2001              2000
--------------------------------------------------------------------------------------- -------------------
END-OF-PERIOD MANAGED RECEIVABLES(1)
Real estate secured loans -  other                                      $ 33.5            $ 32.9
Real estate secured loans - PFS sourced                                    7.8               5.2
Personal loans                                                             9.7               9.9
Auto                                                                       6.5               4.6
Sales finance and other                                                    2.7               2.7
                                                                    ---------------------------------------
TOTAL                                                                   $ 60.2            $ 55.3
                                                                    ---------------------------------------
Average net interest margin %                                             7.99%             7.79%
===========================================================================================================

(1)  Excludes loans held for sale.

Adjusted revenues, net of interest expense, of $5.634 billion in 2001 increased $563 million or 11% from 2000 reflecting strong growth in receivables and lower cost of funds which was mainly due to a lower interest rate environment, partially offset by lower yields. Adjusted operating expenses of $2.006 billion in 2001 decreased $250 million or 11% from 2000 primarily reflecting efficiencies resulting from the integration of Associates, partially offset by volume-related increases.

Adjusted provisions for benefits, claims, and credit losses were $1.830 billion in 2001, up from $1.546 billion in 2000. The net credit loss ratio of 2.70% in 2001 was up from 2.57% in 2000. Net credit losses in 2001 include losses of $76 million from the sales of certain underperforming loans, which were charged against the allowance for credit losses and resulted in a 12 basis point increase in the net credit loss ratio. Loans delinquent 90 days or more were $2.002 billion or 3.32% of loans at December 31, 2001, up from $1.272 billion or 2.23% of loans at December 31, 2000. The increase in delinquencies in 2001 was primarily due to the alignment of credit and collection policies in the Associates real estate portfolio to those at CitiFinancial combined with the impact of current U.S. economic conditions. Net credit losses and the related loss ratio are expected to increase from 2001 as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

INTERNATIONAL CONSUMER

WESTERN EUROPE

IN MILLIONS OF DOLLARS                                                   2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $2,555            $2,388
Adjusted operating expenses(2)                                           1,392             1,396
Provisions for benefits, claims and credit losses                          414               390
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES                                                   749               602
Income taxes                                                               266               218
                                                                    ---------------------------------------
CORE INCOME                                                                483               384
Restructuring-related items, after-tax                                      (1)                -
                                                                    ---------------------------------------
INCOME                                                                  $  482            $  384
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                 $   22            $   21
Return on assets                                                          2.19%             1.83%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

WESTERN EUROPE - which provides banking, community-based lending, including credit and charge cards, and investment products and services - reported core income of $483 million in 2001, up $99 million or 26% from 2000 primarily reflecting growth in the consumer finance, branch lending and credit card businesses, particularly in Germany, the U.K. and Spain. Income of $482 million in 2001 included a restructuring-related charge of $1 million ($2 million pretax).

As shown in the following table, the Western Europe business experienced growth of 7% in both average loans and customer deposits in 2001. Accounts were unchanged from 2000 as loan and deposit growth and the impact of acquisitions was offset by the sale of Diners Club franchises in the region.

IN BILLIONS OF DOLLARS                                                   2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                    10.1              10.1
Average customer deposits                                               $ 13.3            $ 12.4
Average loans                                                           $ 18.0            $ 16.8
===========================================================================================================

Revenues, net of interest expense, of $2.555 billion in 2001 increased $167 million or 7% from 2000 principally due to growth in consumer finance, branch lending and bankcard revenues, reflecting increased volumes and spreads, partially offset by the effects of the Diners Club sale and foreign currency translation as well as reduced investment product fees. Adjusted operating expenses of $1.392 billion in 2001 declined $4 million from 2000 as costs associated with higher business volumes were more than offset by the effects of the Diners Club sale, foreign currency translation and management expense initiatives.

The provisions for benefits, claims, and credit losses were $414 million in 2001, compared with $390 million in 2000. The adoption of revised FFIEC write-off policies in 2000 added $10 million to net credit losses, which were charged against the allowance for credit losses, and added 6 basis points to the net credit loss ratio. The net credit loss ratio was 1.88% in 2001, compared with 2.05% (1.99% excluding the effects of FFIEC policy revisions) in 2000. Loans delinquent 90 days or more were $800 million or 4.21% of loans at December 31, 2001, down from $835 million or 4.78% at December 31, 2000. Net credit losses and the related loss ratio may increase from 2001 as a result of economic conditions, statutory changes in the region and future credit performance of the portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward Looking Statements" on page 35.

JAPAN

IN MILLIONS OF DOLLARS                                                    2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $3,382            $2,781
Adjusted operating expenses(2)                                           1,282             1,151
Provision for credit losses                                                649               500
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES                                                 1,451             1,130
Income taxes                                                               523               401
                                                                    ---------------------------------------
CORE INCOME                                                                928               729
Restructuring-related items, after-tax                                      (6)                -
                                                                    ---------------------------------------
Income                                                                  $  922            $  729
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                 $   20            $   17
Return on assets                                                          4.61%             4.29%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

JAPAN - which provides banking, community-based lending, including credit cards, and investment products and services - reported core income of $928 million in 2001, up $199 million or 27% from 2000, reflecting growth in the consumer finance business, including the impact of the acquisition of Unimat in September 2000. Income of $922 million in 2001 included a restructuring-related charge of $6 million ($12 million pretax).

As shown in the following table, the Japan business experienced strong growth in loans, customer deposits and accounts in 2001. Average loans for Unimat were $1.5 billion and $0.4 billion in 2001 and 2000, respectively.

IN BILLIONS OF DOLLARS                                                    2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                     5.2               4.8
Average customer deposits                                               $ 14.9            $ 13.6
Average loans                                                           $ 14.4            $ 11.6
===========================================================================================================

Revenues, net of interest expense, of $3.382 billion in 2001 grew $601 million or 22% from 2000 reflecting growth in business volumes, including the impact of acquisitions, and increased foreign exchange fees, partially offset by the impact of foreign currency translation, and reduced spreads. Adjusted operating expenses increased $131 million or 11% in 2001 reflecting costs associated with expansion efforts, including the impact of acquisitions and higher business volumes, partially offset by the effect of foreign currency translation.

The provision for credit losses in 2001 was $649 million, up from $500 million in 2000. The net credit loss ratio of 4.10% in 2001 increased from 3.50% in 2000. The increase in net credit losses was primarily due to higher loan volumes, including the impact of acquisitions, increased bankruptcy filings and deteriorating credit quality. Loans delinquent 90 days or more were $178 million or 1.24% of loans at December 31, 2001, up from $101 million or 0.73% at December 31, 2000. Net credit losses and the related ratio are expected to increase from 2001 as a result of continued increases in bankruptcy filings and higher unemployment rates in Japan. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

ASIA

IN MILLIONS OF DOLLARS                                                    2001           2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $2,201            $2,096
Adjusted operating expenses(2)                                             969               971
Provisions for benefits, claims and credit losses                          268               273
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES                                                   964               852
Income taxes                                                               353               302
                                                                    ---------------------------------------
CORE INCOME                                                                611               550
Restructuring-related items, after-tax                                      (3)               (4)
                                                                    ---------------------------------------
INCOME                                                                  $  608            $  546
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                 $   25            $   27
Return on assets                                                          2.43%             2.02%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          2.44%             2.04%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

ASIA (excluding Japan) - which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region - reported core income of $611 million in 2001, up $61 million or 11% from 2000 reflecting growth across the region especially in deposits, investment product fees and cards. Income of $608 million in 2001 and $546 million in 2000 included restructuring-related charges of $3 million ($4 million pretax) and $4 million ($5 million pretax), respectively.

As shown in the following table, Asia accounts grew 20% in 2001 primarily reflecting growth in the cards business across the region.

IN BILLIONS OF DOLLARS                                                    2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                     9.8               8.2
Average customer deposits                                               $ 35.5            $ 34.7
Average loans                                                           $ 21.3            $ 22.2
===========================================================================================================

Revenues, net of interest expense, of $2.201 billion in 2001 increased $105 million or 5% from 2000 reflecting continued growth across the region especially in deposits, investment product fees and cards. Adjusted operating expenses in 2001 of $969 million decreased $2 million from 2000 reflecting expense control initiatives across the region, partially offset by increased costs associated with volume growth.

The provisions for benefits, claims, and credit losses in 2001 were $268 million compared with $273 million in 2000. The net credit loss ratio was 1.21% in 2001, compared with 1.16% in 2000. Loans delinquent 90 days or more were $367 million or 1.73% of loans at December 31, 2001, compared with $335 million or 1.51% at December 31, 2000. The increases in the net credit loss ratio and delinquencies from 2000 reflect the weakening economic conditions in most countries across the region. Net credit losses and loans delinquent 90 days or more may increase from 2001 levels due to economic weakness in Asia, whose exporting economies have been impacted by the recession in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

LATIN AMERICA

IN MILLIONS OF DOLLARS                                                    2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $1,380            $1,656
Adjusted operating expenses(2)                                             938             1,007
Provisions for benefits, claims and credit losses                          299               298
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES                                                   143               351
Income taxes                                                                23               101
                                                                    ---------------------------------------
CORE INCOME                                                                120               250
Restructuring-related items, after-tax                                     (19)              (31)
                                                                    ---------------------------------------
INCOME                                                                  $  101            $  219
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                 $    8            $    9
Return on assets                                                          1.26%             2.43%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          1.50%             2.78%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

LATIN AMERICA (excluding Mexico) - which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region - reported core income of $120 million in 2001, down $130 million or 52% from 2000 primarily reflecting translation losses associated with the re-denomination of certain consumer loans in Argentina. Income of $101 million in 2001 and $219 million in 2000 included restructuring-related charges of $19 million ($28 million pretax) and $31 million ($45 million pretax), respectively.

As shown in the following table, Latin America accounts declined as decreases in deposits and loan products were partially offset by growth in banking-related insurance products and cards. Average customer deposits declined in 2001 reflecting continued weak economic conditions in Argentina and foreign currency translation effects. Average loans declined 13% in 2001 reflecting continued credit risk management initiatives and foreign currency translation effects.

IN BILLIONS OF DOLLARS                                                    2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                     7.1               7.2
Average customer deposits                                               $ 10.4            $ 10.6
Average loans                                                           $  6.0            $  6.9
===========================================================================================================

Revenues, net of interest expense, of $1.380 billion in 2001 decreased $276 million or 17% from 2000 primarily reflecting estimated translation losses of $235 million associated with the re-denomination of certain consumer loans in Argentina. Adjusted operating expenses of $938 million decreased $69 million or 7% from 2000 primarily reflecting expense rationalization initiatives across the region.

The provisions for benefits, claims and credit losses were $299 million in 2001 compared to $298 million in 2000. The adoption of revised FFIEC write-off policies in 2000 added $41 million to net credit losses, which were charged against the allowance for credit losses, and 61 basis points to the net credit loss ratio. The net credit loss ratio was 4.63% in 2001, as compared to 4.67% (4.06% excluding the effect of FFIEC policy revisions) in 2000. The increase in the net credit loss ratio in 2001 primarily reflects deteriorating economic conditions in Argentina. Loans delinquent 90 days or more of $248 million or 4.71% of loans at December 31, 2001 increased from $235 million or 3.59% at December 31, 2000. The increase in loans delinquent 90 days or more primarily reflects deterioration in Argentina, partially offset by Puerto Rico's gradual liquidation of its auto loan portfolio. Net credit losses and loans delinquent 90 days or more are expected to increase from 2001 levels due to the economic crisis in Argentina and will be impacted by unemployment and the instability of prices. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

MEXICO

IN MILLIONS OF DOLLARS                                                    2001           2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $2,117            $  603
Adjusted operating expenses(2)                                           1,399               461
Provisions for benefits, claims and credit losses                          254                40
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                             464               102
Income taxes                                                                91                46
Minority interest, after-tax                                                27                 -
                                                                    ---------------------------------------
CORE INCOME                                                                346                56
Restructuring-related items, after-tax                                     (90)                -
                                                                    ---------------------------------------
INCOME                                                                  $  256            $   56
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                 $   35            $   9
Return on assets                                                          0.73%             0.62%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          0.99%             0.62%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

MEXICO - which includes the results of Banamex from August 2001, as well as Citicorp's legacy consumer banking, corporate banking, and retirement services businesses in Mexico and provides a wide array of banking, insurance, and financial services products - reported core income of $346 million in 2001 up $290 million compared to 2000 primarily reflecting the acquisition of Banamex. Income of $256 million in 2001 includes a restructuring-related charge of $90 million ($139 million pretax).

On August 6, 2001, Citicorp completed its acquisition of Banamex. The transaction was accounted for as a purchase, therefore, five months of Banamex results are included in the Mexico results. Subsequently, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity. The business also successfully merged the Citibank branches onto the Banamex operating platform without customer disruption.

IN BILLIONS OF DOLLARS                                                    2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                    16.1               1.7
Average customer deposits                                               $ 14.3            $  3.2
Average Loans:
     Consumer                                                              2.6               0.3
     Corporate                                                             7.2               3.2
     Government/government agencies                                        1.5               0.2
                                                                    ---------------------------------------
Total Average  Loans                                                    $ 11.3            $  3.7
===========================================================================================================

Revenues, net of interest expense, of $2.117 billion in 2001 increased $1.514 billion from 2000 primarily reflecting the acquisition of Banamex. Revenues reflect strong volume growth from the underlying customer deposit business combined with improvements in trading revenue primarily due to interest rate positioning, partially offset by declining spreads. The consumer business was impacted by lower interest rates that reduced spreads on deposits.

Adjusted operating expenses of $1.399 billion in 2001 increased $938 million primarily reflecting the acquisition of Banamex. The business has initiated actions to rationalize headcount, branches, and systems. Since August 2001, headcount has been reduced by 4,079 and 77 branches have been closed.

The provisions for benefits, claims, and credit losses in 2001 were $254 million compared with $40 million in 2000. The consumer net credit loss ratio was 3.72% in 2001, compared with 3.67% in 2000. Consumer loans delinquent 90 days or more were $523 million or 8.75% of loans in 2001 compared with $15 million or 5.17% of loans in 2000 and $17 million reflecting the acquisition of Banamex. Consumer loans delinquent 90 days or more primarily include mortgages.

Commercial cash basis loans were $1.030 billion and $79 million at December 31, 2001 and 2000, respectively. The increase in 2001 reflects the acquisition of Banamex whose commercial cash basis loans include exposures in steel, textile, food products and other industries.

Net credit losses, cash basis loans, and loans delinquent 90 days or more may increase from 2001 levels, due to economic weakness in Mexico, whose exports have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

IN MILLIONS OF DOLLARS                                                   2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $  548            $  438
Adjusted operating expenses(2)                                             369               332
Provision for credit losses                                                 39                33
                                                                        -----------------------------------
CORE INCOME BEFORE TAXES                                                   140                73
Income taxes                                                                51                23
                                                                        -----------------------------------
CORE INCOME                                                                 89                50
Restructuring-related items, after-tax                                      (1)                4
                                                                        -----------------------------------
INCOME                                                                  $   88            $   54
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                 $    4            $    3
Return on assets                                                          2.20%             1.80%
-----------------------------------------------------------------------------------------------------------
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          2.23%             1.67%
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA (CEEMEA - INCLUDING INDIA AND PAKISTAN) - which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region - reported core income of $89 million in 2001, up $39 million or 78% from 2000, reflecting continued growth in deposits, branch lending and cards across the region, including the impact of acquisitions. Income of $88 million in 2001 included restructuring-related charges of $1 million ($2 million pretax). Income of $54 million in 2000 included restructuring-related credits of $4 million ($5 million pretax).

In June 2000, CEEMEA completed the acquisition of a majority interest in Bank Handlowy in Poland, whose consumer businesses are reported in this segment. In August 2000, CEEMEA completed the acquisition of ING's retail branches in Hungary.

As shown in the following table, CEEMEA reported 39% account growth in 2001 primarily reflecting growth in customer deposits, cards and other lending, including the impact of acquisitions, as franchise growth efforts continue across the region.

IN BILLIONS OF DOLLARS                                                    2001              2000
-----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                     3.9               2.8
Average customer deposits                                               $  5.9            $  3.9
Average loans                                                           $  2.3            $  1.9
===========================================================================================================

Revenues, net of interest expense, of $548 million in 2001 increased $110 million or 25% from 2000 primarily reflecting growth in deposits, branch lending and cards across the region, including the impact of acquisitions, partially offset by weakness in Turkey. Adjusted operating expenses of $369 million increased $37 million or 11% from 2000 reflecting higher business volumes, acquisitions and franchise growth in the region.

The provision for credit losses was $39 million in 2001 compared with $33 million in 2000. The adoption of revised FFIEC write-off policies in 2000 added $3 million to net credit losses, which were charged against the allowance for credit losses, and 14 basis points to the net credit loss ratio. The net credit loss ratio was 1.70% in 2001, as compared to 1.95% in 2000 (1.81% excluding the effect of FFIEC policy revisions) primarily due to lower net credit losses in Pakistan and India. Loans delinquent 90 days or more of $36 million or 1.41% of loans at December 31, 2001 increased from $32 million or 1.37% at December 31, 2000 primarily due to higher delinquent loans in Poland. Net credit losses and loans delinquent 90 days or more may increase from 2001 levels due to weakening global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

e-CONSUMER

IN MILLIONS OF DOLLARS                                                   2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $  176            $  170
Adjusted operating expenses(2)                                             305               426
                                                                    ---------------------------------------
CORE LOSS BEFORE TAX BENEFITS                                             (129)             (256)
Income tax benefits                                                        (52)              (96)
                                                                    ---------------------------------------
CORE LOSS                                                                  (77)             (160)
Restructuring-related items, after-tax                                      (8)                -
                                                                    ---------------------------------------
LOSS                                                                   ($   85)          ($  160)
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

e-CONSUMER - the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions - reported a loss before restructuring-related items of $77 million in 2001, compared to a loss of $160 million in 2000. The loss of $85 million in 2001 included restructuring-related items of $8 million ($13 million pretax).

Revenues, net of interest expense, in 2001 increased $6 million or 4% from 2000 primarily due to growth associated with both new and established product offerings, partially offset by lower realized investment gains. Adjusted operating expenses in 2001 declined $121 million or 28% from 2000 primarily due to the effect of initiatives discontinued in 2001 and 2000, partially offset by continued investment spending on Internet financial services and products.

OTHER CONSUMER

IN MILLIONS OF DOLLARS                                                   2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                 $  746            $1,056
Adjusted operating expenses(2)                                             420               514
Provisions for benefits, claims and credit losses                          414               585
                                                                    ---------------------------------------
CORE LOSS BEFORE TAX BENEFITS AND MINORITY INTEREST                        (88)              (43)
Tax benefits                                                               (42)              (23)
Minority interest, after-tax                                                10                 -
                                                                    ---------------------------------------
CORE LOSS                                                                  (56)              (20)
Restructuring-related items, after-tax                                      (5)                2
                                                                    ---------------------------------------
LOSS                                                                   ($   61)          ($   18)
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

OTHER CONSUMER - which includes certain insurance operations, treasury and unallocated staff functions, global marketing and other programs - reported losses before restructuring-related items of $56 million and $20 million in 2001 and 2000, respectively. The increase in losses from 2000 was primarily due to lower treasury results, primarily reflecting a change in internal transfer pricing methodology, and lower foreign currency hedge gains.

Losses of $61 million and $18 million in 2001 and 2000, respectively, included a restructuring-related charge of $5 million ($7 million pretax) in 2001 and a restructuring-related credit of $2 million ($3 million pretax) in 2000. Revenues, expenses, and the provisions for benefits, claims and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

BANKING/LENDING

CITIBANKING NORTH AMERICA - The year ended December 31, 2001 was a year of continued success in both our core business momentum and the successful integration of EAB. Citibanking invested in programs and staff to improve operations and customer service while continuing to control overall expenses. In addition, Citibanking continues to emphasize its needs-based sales approach through Citipro, a complimentary financial analysis that assesses customers' needs and recommends appropriate financial products to meet those needs. The key elements to grow our earnings will be increasing sales productivity in the Financial Centers; increasing customer retention through focused marketing, cross selling, and technology; streamlining processes and investing in appropriate technology to improve productivity and cost efficiency, which, in turn, will enhance price flexibility; and improving customer service and satisfaction.

MORTGAGE BANKING - In 2001, Mortgage Banking increased core income by 19% over 2000. Heavy refinancing activity in 2001 drove CitiMortgage origination volumes to a record $32.3 billion, a 62% increase over 2000. Student Loans benefited in 2001 from lower cost of funds while growing its number one market share position by expanding sales capabilities and increasing Internet distribution. In 2002, core income should reflect continued improvement compared to 2001. With an expected decrease in refinance activity, CitiMortgage anticipates focusing on increasing market share in the stable purchase market, with a special emphasis on Citigroup referrals. CitiMortgage should also benefit from higher net servicing income as mortgage prepayment rates decline. Student Loans expects to benefit from its strengthened sales platform and continued low funding costs. Credit costs are anticipated to be comparable to 2001.

NORTH AMERICA CARDS - In 2001, the Cards business reported a record core income of $2.1 billion. Core income increased 19% for the year, driven by improved spreads, resulting from lower interest rates and repricing actions and contained expense levels, partially offset by higher credit costs. National bankruptcy filings increased 20% in 2001, due to the combination of pending legislative reform, higher unemployment and a weakened economy. In 2002, the Cards business is expected to deliver continued growth and consistent risk-adjusted revenue performance, despite the presence of a challenging environment which is expected to continue in 2002. Credit costs and delinquencies are expected to increase from 2001 levels as a result of economic conditions and credit performance of the portfolios.

CITIFINANCIAL - During 2001, CitiFinancial focused on the integration of the Associates businesses, including eliminating redundant, unprofitable branches or centers and conforming all underwriting and collection practices. The results of these efforts contributed to significant expense reductions and improved profitability. Real estate volume increased significantly primarily due to the success of the PFS-sourced business, which increased 50% to $7.8 billion in outstandings as of December 31, 2001. CitiFinancial continues to improve its cost structure and plans to pursue growth by expanding and developing new sales channels and diversifying its product offerings. As in the past, cross-selling opportunities among Citigroup affiliates will continue. Net credit losses and the related loss ratio are expected to increase from 2001 as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings.

INTERNATIONAL

WESTERN EUROPE - The Western Europe region experienced strong growth in 2001 with expanded margins resulting from improved spreads and continued cost management. Business volumes in 2001 benefited from organic growth and acquisitions in the home equity and credit card businesses. Our strategic priorities - consumer finance, cards and wealth management - continue to show excellent growth opportunities in the markets in which we operate. Continued focus on distribution channels will ensure that customers can access our products in ways that are most convenient and comfortable for their individual needs. We expect that with continued product innovation and focused customer support we will continue to enhance our performance. Credit costs may increase from 2001 as a result of economic conditions and statutory changes in the region.

JAPAN - Japan's increase in core income in 2001 reflected the impact of acquisitions and continued organic growth with over 500,000 new customers generated. The business began to experience deteriorating credit quality as unemployment rates and bankruptcy levels reached record highs in late 2001. We expect this deterioration to continue in 2002 as the Japanese economy continues to weaken.

ASIA -The region recorded improved financial performance in 2001, driven by growth in deposits, investment product fees and cards, combined with expense control initiatives. Credit costs may increase in 2002 reflecting the delayed effect of weak economic conditions in the region. The business focus in 2002 will be on continuing the revenue momentum to expand deposits, investment product fees and cards, combined with expense control initiatives and tight credit underwriting and collections.

MEXICO - Mexico experienced an increase in core income in 2001 primarily due to the acquisition of Banamex. In 2002, the business expects to continue its initiatives for significant expense rationalization combined with market share expansion. The Mexican economy has been negatively impacted by the slowdown of exports to the U.S. and the credit portfolio continues to be closely monitored.

LATIN AMERICA - In 2001, Argentina experienced continued recession ending the year in an economic and political crisis. The business was able to generate core income growth in its other countries through modest revenue growth combined with expense reduction initiatives and disciplined credit management. In 2002, delinquencies and net credit losses may increase due to continuing weak global economic conditions. We will continue to manage for moderate growth and cost management in the rest of our businesses across Latin America.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA - The business experienced strong growth in 2001 driven by growth in deposits, branch lending and cards across most countries in the region, including the impact of acquisitions. In 2002, the business expects continued market share expansion in established markets, build-out of new franchises in the Czech Republic and in Israel and continued focus on disciplined credit management.

e-CONSUMER - In 2001, the business entered into a strategic alliance with the Microsoft Network and continued to develop and refine existing product offerings including Citibank Online, C2it, MyCiti, and a strategic alliance with America Online. These efforts will continue in 2002 as the business seeks to extend Citigroup's ability to deliver financial services via the Internet and improve cross-selling opportunities among Citigroup businesses. These activities should position Citigroup to grow with the digital economy and improve the performance and cost effectiveness of our customer service capabilities.

GLOBAL CORPORATE

IN MILLIONS OF DOLLARS                                                   2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $12,325           $10,695
Adjusted operating expenses(2)                                           6,424             6,240
Provisions for benefits, claims and credit losses                        1,407               919
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                           4,494             3,536
Income taxes                                                             1,583             1,294
Minority interest, after-tax                                                26                16
                                                                    ---------------------------------------
CORE INCOME                                                              2,885             2,226
Restructuring-related items, after-tax                                     (72)             (105)
                                                                    ---------------------------------------
INCOME                                                                 $ 2,813           $ 2,121
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

Global Corporate serves corporations, financial institutions, governments and investors throughout the world and consists of the CIB and EM Corporate & GTS. The CIB delivers a full range of financial services and products in North America, West Europe and Japan, including foreign exchange, structured products, derivatives, loans, leasing and equipment finance. EM Corporate & GTS offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services.

Global Corporate reported core income of $2.885 billion in 2001, up $659 million or 30% from 2000. The increase reflects increases in the CIB, up $418 million to $1.241 billion, and in EM Corporate & GTS, up $241 million to $1.644 billion. The increase in the CIB was primarily due to strong growth in fixed income and expense control initiatives, partially offset by higher credit losses. The increase in EM Corporate & GTS primarily reflects higher trading-related revenues across all regions and expense control initiatives, partially offset by write-downs in Argentina.

Income of $2.813 billion in 2001 and $2.121 billion in 2000 included restructuring-related charges of $72 million ($111 million pretax) and $105 million ($129 million pretax), respectively. See Note 14 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 levels due to weak global economic conditions, sovereign or regulatory actions and other factors.

This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

CORPORATE AND INVESTMENT BANK

IN MILLIONS OF DOLLARS                                                  2001             2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $ 5,397           $ 4,459
Adjusted operating expenses(2)                                           2,387             2,395
Provision for credit losses                                              1,107               755
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                           1,903             1,309
Income taxes                                                               660               486
Minority interest, after-tax                                                 2                 -
                                                                    ---------------------------------------
CORE INCOME                                                              1,241               823
Restructuring-related items, after-tax                                     (40)              (94)
                                                                    ---------------------------------------
INCOME                                                                 $ 1,201           $   729
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

The CIB delivers a full range of financial services and products in North America, Western Europe and Japan, including foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

Core income of $1.241 billion in 2001 was up $418 million compared to 2000 primarily due to strong growth in fixed income, gains on sale of Associates Relocation and Canadian Fleet businesses and gains on the sale of municipal bonds from the available-for-sale portfolio combined with expense control initiatives, partially offset by higher net credit losses. Income of $1.201 billion in 2001 and $729 million in 2000 included net restructuring-related charges of $40 million ($65 million pretax) and $94 million ($111 million pretax), respectively.

Revenues, net of interest expense, increased 21% in 2001 to $5.397 billion from $4.459 billion in 2000 primarily reflecting strong growth in fixed income combined with gains on sale of Associates Relocation and Canadian Fleet businesses and gains on the sale of municipal bonds from the available-for-sale portfolio.

Adjusted operating expenses of $2.387 billion in 2001 decreased $8 million compared to 2000 primarily due to expense control initiatives.

The provision for credit losses was $1.107 billion in 2001 compared to $755 million in 2000 primarily due to higher net credit losses in the transportation leasing portfolio combined with higher net credit losses in the telecommunication, energy, utility, retail and airline industries.

Cash-basis loans were $1.525 billion and $776 million at December 31, 2001 and 2000, respectively, reflecting increases in the transportation leasing portfolio and borrowers in the telecommunication, energy, utility, and retail industries. The OREO portfolio totaled $64 million and $115 million at December 31, 2001 and 2000, respectively. The improvements in OREO in 2001 were primarily related to the North America real estate portfolio. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2001 levels due to weak economic conditions in the U.S., Japan and Europe. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

IN MILLIONS OF DOLLARS                                                   2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $ 6,928           $ 6,236
Adjusted operating expenses(2)                                           4,037             3,845
Provision for credit losses                                                300               164
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                           2,591             2,227
Income taxes                                                               923               808
Minority interest, after-tax                                                24                16
                                                                    ---------------------------------------
CORE INCOME                                                              1,644             1,403
Restructuring-related items, after-tax                                     (32)              (11)
                                                                    ---------------------------------------
INCOME                                                                 $ 1,612           $ 1,392
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

The EM Corporate & GTS business offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services.

EM Corporate & GTS core income totaled $1.644 billion in 2001, up $241 million or 17% from 2000 primarily reflecting higher trading-related revenues across all regions and expense control initiatives, partially offset by write-downs in Argentina. The improvement in core income was driven by growth in Asia up 23% to $674 million, CEEMEA up 31% to $519 million and Latin America up 10% to $521 million. Income of $1.612 billion and $1.392 billion in 2001 and 2000 included restructuring-related charges of $32 million ($46 million pretax) and $11 million ($18 million pretax).

Revenues, net of interest expense, were $6.928 billion in 2001 compared to $6.236 billion in 2000. Revenue growth in 2001 was led by CEEMEA, up 22% from 2000, primarily due to the June 2000 acquisition of Bank Handlowy along with growth in trading-related revenues and benefits from capital hedging activities. Asia revenues were up 13% in 2001 primarily due to growth in trading-related revenues and the impact of a building sale. Latin America revenues were up 14% in 2001 primarily reflecting growth in trading-related revenues and benefits from capital hedging activities, partially offset by fourth quarter write-downs in Argentina.

Adjusted operating expenses increased 5% in 2001 to $4.037 billion from $3.845 billion in 2000 primarily reflecting the acquisition of Bank Handlowy and volume-related increases, partially offset by cost controls in all regions.

The provision for credit losses totaled $300 million and $164 million in 2001 and 2000, respectively. The increase in 2001 is primarily due to fourth quarter write-downs in Argentina reflecting the deteriorating economic situation in that country.

Cash-basis loans (excluding Mexico, which is included in the Mexico Consumer segment) were $1.465 billion and $1.069 billion at December 31, 2001 and 2000, respectively. The increase in 2001 primarily reflects increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from the 2001 levels due to weakening global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

GLOBAL CORPORATE OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

Global Corporate is significantly affected by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type.

THE CORPORATE AND INVESTMENT BANK. In 2001, the CIB reflected strong growth in fixed income partially offset by higher net credit losses in the transportation portfolio and corporate loan portfolio. The business initiated several expense reduction initiatives.

In 2002, focus will continue on identifying problem credits early and taking appropriate remedial actions. Net credit losses and cash-basis loans may increase from 2001 levels due to weak economic conditions. Expense management initiatives may continue across the business. While initiatives will continue to expand market share, revenue performance is dependent upon the timing and strength of a recovery in U.S. and global economic conditions.

EM CORPORATE & GTS. In 2001, EM Corporate & GTS reflected higher trading-related revenues across all regions and expense control initiatives, partially offset by write-downs in Argentina.

In 2001, Argentina experienced continued weakness, ending the year in an economic and political crisis. The remaining countries were able to generate core income growth through modest revenue growth combined with expense reduction initiatives and disciplined credit management. In 2002, the business expects to focus on containing the negative fallout from Argentina's economic crisis. The remaining countries continue to be closely monitored for possible contagion.

In 2002, EM Corporate & GTS expects to continue to work on strategies to increase market share in priority countries through organic growth and selective acquisitions, combined with continued focus on expense control initiatives and disciplined credit management. The EM Corporate & GTS portfolio remains diversified across a number of geographies and industry groups. Citicorp continues to monitor the economic situation in emerging market countries closely and, where appropriate, adjusts exposures and strengthens risk management oversight. 2002 net credit losses and cash-basis loans may increase from the 2001 levels due to continuing weak global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

IN MILLIONS OF DOLLARS                                                    2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $ 2,102           $ 1,950
Adjusted operating expenses(2)                                           1,480             1,417
Provision for benefits, claims and credit losses                            80                50
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                             542               483
Income taxes                                                               191               177
Minority interest, after-tax                                                 1                 1
                                                                    ---------------------------------------
CORE INCOME                                                                350               305
Restructuring-related items, after-tax                                      (6)               (9)
                                                                    ---------------------------------------
INCOME                                                                 $   344           $   296
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

Global Investment Management and Private Banking is comprised of The Citigroup Private Bank and Citibank Asset Management. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts, pension administration, insurance, and personalized wealth management services distributed to institutional, high net worth and retail clients.

Global Investment Management and Private Banking core income of $350 million in 2001, up $45 million or 15% from 2000, reflected increased customer activity across most products within The Citigroup Private Bank, partially offset by lower core income in Asset Management primarily due to the impact of a charge in Argentina related to the exchange of Argentine debt for loans. Net income of $344 million in 2001 and $296 million in 2000 included a restructuring-related charge of $6 million ($12 million pretax) and $9 million ($14 million pretax), respectively.

THE CITIGROUP PRIVATE BANK

IN MILLIONS OF DOLLARS                                                   2001            2000(1)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $ 1,536           $ 1,409
Adjusted operating expenses(2)                                             924               874
Provision for credit losses                                                 23                24
                                                                    ---------------------------------------
CORE INCOME BEFORE TAXES                                                   589               511
Income taxes                                                               211               188
                                                                    ---------------------------------------
CORE INCOME                                                                378               323
Restructuring-related items, after-tax                                      (4)               (5)
                                                                    ---------------------------------------
INCOME                                                                 $   374           $   318
===========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                $    26           $    25
Return on assets                                                          1.44%             1.27%
===========================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                          1.45%             1.29%
===========================================================================================================
Client business volumes under management (IN BILLIONS OF DOLLARS)      $   158           $   153
===========================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.

The Citigroup Private Bank provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $378 million in 2001, up $55 million or 17% from 2000, primarily reflecting increased customer activity across most products, partially offset by increased investment spending in technology and front-end sales and servicing capabilities.

Client business volumes under management, which include custody accounts, client assets under fee-based management and deposits and loans, were $158 billion at the end of the year, up 3% from $153 billion in 2000, reflecting strong growth in Asia and continued growth in the U.S., despite challenging market conditions.

Revenues, net of interest expense, were $1.536 billion in 2001, up $127 million or 9% from 2000, primarily driven by the impact of lower interest rates and higher investment product (fees and trading) revenues. The 2001 increase also reflects strong international growth in Japan and Asia, up 22% and 19%, respectively, from the prior-year period and continued growth in the North American region, up 12% from the prior-year period.

Adjusted operating expenses of $924 million in 2001 were up $50 million or 6% from 2000 primarily reflecting continued investment spending in technology and front-end sales and servicing capabilities.

The provision for credit losses was $23 million in 2001, compared to $24 million in 2000. Net credit losses in 2001 remained at a nominal level of 0.06% of average loans outstanding, compared with 0.09% in 2000. Loans 90 days or more past due at year-end 2001 were $135 million or 0.53% of total loans outstanding, compared with 0.23% at the end of 2000.

Average assets of $26 billion in 2001 increased $1 billion or 4% from $25 billion in 2000.

CITIBANK ASSET MANAGEMENT

IN MILLIONS OF DOLLARS                                                   2001            2000(1)
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $ 566           $ 541
Adjusted operating expenses(2)                                           556             543
Provision for benefits, claims and credit losses                          57              26
                                                                    ------------------------------
CORE LOSS BEFORE TAX BENEFITS AND MINORITY INTEREST                      (47)            (28)
Income tax benefits                                                      (20)            (11)
Minority interest, after-tax                                               1               1
                                                                    ------------------------------
CORE LOSS                                                                (28)            (18)
Restructuring-related items, after-tax                                    (2)             (4)
                                                                    ------------------------------
LOSS                                                                  ($  30)         ($  22)
==================================================================================================
Assets under management  (IN BILLIONS OF DOLLARS)(3)                   $ 144           $ 156
==================================================================================================

(1)  Reclassified to conform to the 2001 presentation.
(2)  Excludes restructuring-related items.
(3) Includes $31 billion and $30 billion in 2001 and 2000, respectively, for Citigroup Private Bank clients. Also includes $5 billion in Emerging Markets Pension Administration assets under management in 2001.

Citibank Asset Management offers institutional, high net worth and retail clients a broad range of investment alternatives from global investment centers around the world and also includes the pension administration businesses of Global Retirement Services. Products and services offered include mutual funds, closed-end funds, separately managed accounts, pension administration and insurance.

The core loss of $28 million in 2001 was up $10 million from 2000 primarily reflecting a charge for Argentine debt securities exchanged for loans held in the Siembra insurance companies of Global Retirement Services, partially offset by growth in Citibank Asset Management earnings. The Argentine debt securities were held in support of existing contractholder's liabilities. The Global Retirement Services business in Argentina, Siembra, includes pension administration and insurance companies. The loss of $30 million in 2001 and $22 million in 2000 included a restructuring-related charge of $2 million ($5 million pretax) and $4 million ($6 million pretax), respectively.

Assets under management declined $12 billion or 8% in 2001 to $144 billion primarily reflecting the transfer of funds to Citigroup Mutual Fund Management to address certain effects of the requirements of the Gramm-Leach-Bliley Act.

Revenues, net of interest expense, increased $25 million or 5% to $566 million in 2001 primarily reflecting the effects of positive net flows, the impact of acquisitions and a reduction in death and disability reinsurance premiums in the Global Retirement Services business, partially offset by the impact of lower market values of assets under management, the transfer of funds to Citigroup Mutual Fund Management and the impact of the Siembra Argentine debt securities exchange.

Adjusted operating expenses of $556 million in 2001 increased $13 million or 2% from 2000 primarily reflecting the impact of Global Retirement Services acquisitions and other variable expenses related to revenue growth.

Provision for benefits, claims and credit losses of $57 million in 2001 increased $31 million from 2000, driven by reduced reinsurance levels on death and disability business and the Generar acquisition.

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING OUTLOOK

The statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

The businesses of The Citigroup Private Bank and Citibank Asset Management are affected by the economic outlook and market levels. The market for private banking and asset management services continues to be extremely attractive because the "wealth" segment has been growing faster than the overall market. While competition for this attractive and dynamic market segment is increasing, the global market is highly fragmented. This presents The Citigroup Private Bank and Citibank Asset Management with an extremely attractive business opportunity because it is one of the few providers that can claim to offer a full range of services on a global basis.

The Argentina economic and political crisis that occurred towards the end of 2001 impacted the Global Retirement Services business, which operates a portion of its business in Argentina. In 2002, the business will focus on containing the negative fallout from Argentina's economic crisis.

INVESTMENT ACTIVITIES

IN MILLIONS OF DOLLARS                                                   2001             2000(1)
--------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                $   461           $ 2,340
Total operating expenses                                                   118               124
Provision for credit losses                                                  -                 7
                                                                       ---------------------------
INCOME BEFORE TAXES AND MINORITY  INTEREST                                 343             2,209
Income taxes                                                               109               815
Minority interest, after-tax                                                (5)               (2)
                                                                       ---------------------------
INCOME                                                                 $   239           $ 1,396
==================================================================================================

(1)  Reclassified to conform to the 2001 presentation.

Investment Activities primarily consists of Citicorp's venture capital activities, securities transactions related to certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and, since August 2001, the investment portfolio related to Banamex.

Revenues, net of interest expense, include $402 million and $2.009 billion from proprietary investments, including venture capital, and $59 million and $331 million from LDC Debt Sales/Refinancing portfolios for the years ended 2001 and 2000, respectively.

Revenues, net of interest expense, in 2001 of $461 million decreased $1.879 billion from 2000 primarily reflecting lower venture capital results and current year impairment write-downs in certain proprietary investments, partially offset by gains in certain proprietary investments.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" on page 35.

CORPORATE/OTHER

IN MILLIONS OF DOLLARS                                                     2001             2000(1)
--------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE(2)                             $  247           ($  221)
Adjusted operating expenses(2)                                               532               491
Adjusted provision (credit) for benefits, claims and credit losses(2)          6                (4)
                                                                         -------------------------------
CORE LOSS BEFORE TAX BENEFITS AND MINORITY INTEREST                         (291)             (708)
Income tax benefits                                                         (151)             (265)
Minority interest, after-tax                                                  (2)                2
                                                                         -------------------------------
CORE LOSS                                                                   (138)             (445)
Restructuring-related items and merger-related costs, after-tax                8              (271)
Housing Finance unit charge, after-tax                                         -               (71)
                                                                         -------------------------------
LOSS                                                                     ($  130)          ($  787)
------------------------------------------------------------------------================================

(1) Reclassified to conform to the 2001 presentation.
(2) Excludes Housing Finance unit charge and restructuring-related items and merger-related costs.

Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, the remainder of Internet-related development activities not allocated to the individual businesses and, in 2000, activities related to the Associates Housing Finance
(AHF) unit. In January 2000, Associates announced its intention to discontinue the loan origination operations of its AHF unit. Prior to the announcement, AHF originated and serviced loans for manufactured homes.

Adjusted revenues in 2001 of $247 million increased $468 million from 2000 due to lower net treasury costs primarily related to reduced rates and the impact of higher intersegment eliminations, partially offset by increased funding costs related to the Associates and Banamex acquisitions. Adjusted operating expenses in 2001 of $532 million increased $41 million from 2000 primarily due to the impact of higher intersegment eliminations, as well as a $57 million fourth quarter pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation, which had minimal impact on Citicorp's earnings after related tax benefits and investment gains, partially offset by a 2000 $108 million pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation. Results in 2001 also reflect lower technology expenses due to costs associated with year 2000 remediation in the 2000 first quarter, lower employee-related costs, and decreases in certain unallocated corporate costs.

The 2000 after-tax restructuring-related items and merger-related charges of $271 million ($372 million pretax) included exit costs incurred as a result of Citicorp's acquisition of Associates. See Note 14 to the Consolidated Financial Statements for a discussion of restructuring-related items. The 2000 after-tax Housing Finance unit charge of $71 million ($112 million pretax) included costs related to the discontinuation of AHF loan origination operations.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Many of these statements appear under the heading "Global Consumer Outlook," "Global Corporate Outlook," and "Global Investment Management and Private Banking Outlook." The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weakening global economic conditions, the economic crisis in Argentina, higher unemployment rates and the continued increase in bankruptcy filings in Japan, sovereign or regulatory actions, and political conditions and developments; the ability to expand market share in established markets; credit performance of the portfolios; rising bankruptcy filings and delinquent loans; a decline in mortgage prepayment rates; the amount of refinance activity in mortgage banking; the effect of banking and financial services reforms, of rules governing the regulatory treatment of merchant banking investments, and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Company's Global Risk Management process is consolidated within Citigroup's Global Risk Management process as summarized below and as described in more detail in Citigroup's 2001 Annual Report and Form 10-K under the section titled "Managing Global Risk." The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. Included in this oversight is an assessment of the accounting and financial reporting risks across all businesses.

The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

- INTEGRATION OF BUSINESS AND RISK MANAGEMENT - Risk management is integrated within the business plan and strategy.
- RISK OWNERSHIP - All risks and resulting returns are owned and managed by an accountable business unit.
- INDEPENDENT OVERSIGHT - Risk limits are approved by both business management and independent risk management.
- POLICIES - All risk management policies are clearly and formally documented.
- RISK IDENTIFICATION AND MEASUREMENT - All risks are measured using defined methodologies, including Stress Testing.
-    LIMITS AND METRICS - All risks are managed within a limit framework.
- RISK REPORTING - All risks are comprehensively reported across the organization.

The risk management functions at the corporate-level are responsible for establishing Citigroup risk management standards for the measurement, approval, reporting and limiting of risk, appointing independent risk managers at the business-level, approving business unit risk management policies, approving business risk-taking authority through the allocation of limits and capital, and reviewing, on an ongoing basis, major risk exposures and concentrations across the organization.

The independent risk managers at the business-level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring ongoing consistency with Citigroup standards. The business risk managers have dual accountability - to the Citigroup Senior Risk Officer and to the head of their business unit.

The Citigroup Senior Risk Officer is responsible for reviewing material corporate-wide risks, and determining appropriate exposure levels and limits. Risks are regularly reviewed with the independent business risk managers, the Citigroup Management Committee, and as necessary, with committees of the Citigroup Board of Directors. Reviews may include analysis of current exposure levels, trends in exposure levels, as well as assessments of the impact of "normal" market moves and sudden, severe market events. The scope of risks covered includes, but is not limited to:

- Corporate Credit Risk, including obligor exposures vis-a-vis limits, risk ratings, industry concentrations, and country cross-border risks;
- Consumer Credit Risk, including product concentrations, regional concentrations, and trends in portfolio performance;
-    Counterparty pre-settlement risk in trading activities;
-    Distribution and underwriting risks;
- Price Risk, including the earnings or economic impact of changes in the level and volatilities of interest rates, foreign exchange rates and commodity, debt and equity prices on trading portfolios and on investment portfolios;
- Liquidity Risk, including funding concentrations and diversification strategy;
- Other risks, including legal, technology, operational and franchise, as well as specific matters identified and reviewed in the Audit and Risk Review.

The following sections summarize the processes for managing credit and market risks within Citicorp's major businesses, and reflect the ongoing integration of businesses and risk management practices.

THE CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, securities transactions settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citicorp relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

CONSUMER CREDIT RISK

Within the Global Consumer Group (GCG), business-specific credit risk policies and procedures are derived from the following risk management framework:

- Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities;
- Senior Business Managers are responsible for managing risk/return tradeoffs in their business;
- Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices;
- Approval policies for a product or business are tailored to internal audit ratings, profitability and credit risk management performance;
- Independent credit risk management is responsible for establishing the GCG Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

Citicorp's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 62% of the total loan portfolio at December 31, 2001. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 67% originated in the United States and 33% originated from offices outside the United States. Mortgage and real estate loans constitute 44% of the total consumer loan portfolio and installment, revolving credit and other consumer loans constitute 56% of the portfolio.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                                                      TOTAL      90 DAYS OR MORE    AVERAGE
                                                                      LOANS        PAST DUE (1)      LOANS     NET CREDIT LOSSES(1)
                                                                    ----------------------------------------------------------------
IN MILLIONS OF DOLLARS,
 EXCEPT TOTAL AND AVERAGE LOAN AMOUNTS IN BILLIONS                     2001       2001      2000(2)    2001      2001     2000(2)
------------------------------------------------------------------------------------------------------------------------------------
Citibanking North America                                           $  11.7    $    96  $     35   $    9.3  $     96   $      64
  RATIO                                                                           0.82%     0.48%                1.03%       0.91%

Mortgage Banking                                                       45.7      1,157       846       45.1        40          59
  RATIO                                                                           2.53%     2.01%                0.09%       0.16%

Citi Cards                                                            107.7      2,135     1,497      102.1     5,556       3,921
  RATIO                                                                           1.98%     1.46%                5.44%       4.28%

Other Cards                                                             1.0          6         6        1.5        47          65
  RATIO                                                                           0.61%     0.35%                3.13%       3.76%

CitiFinancial                                                          60.2      2,002     1,272       58.7     1,583       1,338
  RATIO                                                                           3.32%     2.23%                2.70%       2.57%

Western Europe                                                         19.0        800       835       18.0       338         342
  RATIO                                                                           4.21%     4.78%                1.88%       2.05%

Japan                                                                  14.4        178       101       14.4       589         406
  RATIO                                                                           1.24%     0.73%                4.10%       3.50%

Asia (excluding Japan)                                                 21.2        367       335       21.3       259         257
  RATIO                                                                           1.73%     1.51%                1.21%       1.16%

Latin America                                                           5.3        248       235        6.0       279         321
  RATIO                                                                           4.71%     3.59%                4.63%       4.67%

Mexico                                                                  6.0        523        15        2.6        96          11
  RATIO                                                                           8.75%     5.17%                3.72%       3.67%

CEEMEA                                                                  2.5         36        32        2.3        39          38
  RATIO                                                                           1.41%     1.37%                1.70%       1.95%

The Citigroup Private Bank(3)                                          25.7        135        61       24.9        14          23
  RATIO                                                                           0.53%     0.23%                0.06%       0.09%

Other                                                                   4.0         18        30        3.4        12         (12)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                                       $ 324.4    $ 7,701  $  5,300   $  309.6  $  8,948   $   6,833
RATIO                                                                             2.37%     1.75%                2.89%       2.48%
------------------------------------------------------------------------------------------------------------------------------------
Securitized receivables                                               (68.4)    (1,282)   (1,012)     (63.8)   (3,251)     (2,228)
Loans held for sale                                                   (11.9)      (110)     (110)     (14.2)     (317)       (182)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                                                      $ 244.1    $ 6,309  $  4,178   $  231.6   $ 5,380   $   4,423
RATIO                                                                             2.58%     1.83%                2.32%       2.11%
====================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  Reclassified to conform to the 2001 presentation.
(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                                        End of Period                              Average
                                                                 ----------------------------            ---------------------------
IN BILLIONS OF DOLLARS                                                2001       2000                      2001          2000
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                                       $ 324.4    $ 302.8                    $309.6        $275.5
Securitized receivables                                               (68.4)     (60.6)                    (63.8)        (57.0)
Loans held for sale                                                   (11.9)     (13.3)                    (14.2)         (8.7)
                                                                 ----------------------------            ---------------------------
CONSUMER LOANS                                                      $ 244.1    $ 228.9                    $231.6        $209.8
====================================================================================================================================

Citicorp's allowance for credit losses of $10.088 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $5.169 billion at December 31, 2001 and $4.946 billion at December 31, 2000. The increase in the allowance for credit losses from 2000 was primarily due to the acquisitions of Banamex and EAB. The allowance as a percentage of loans on the balance sheet was 2.13% at December 31, 2001, down from 2.16% at December 31, 2000. The decline in the allowance as a percentage of loans primarily reflects the growth in consumer loans. On-balance sheet consumer loans of $244.1 billion grew $15 billion or 7% from December 31, 2000 primarily driven by the impact of the acquisitions of Banamex and EAB and growth in CitiFinancial, mostly real estate secured loans. On-balance sheet loans in Citi Cards declined in 2001 as growth in managed receivables was more than offset by increased securitization activity. In addition, loans in 2001 increased in Japan and Western Europe, mainly in consumer finance, and decreased in Asia and Latin America. The decline in Latin America loans primarily reflects reductions associated with the re-denomination of certain consumer loans in Argentina. The attribution of the allowance is made for analytical purposes only and may change from time to time. Consumer net credit losses and loans 90 days or more past due are expected to increase from 2001 levels as a result of portfolio growth and seasonal factors and as uncertain global economic conditions persist. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

IN BILLIONS OF DOLLARS                                                                                   2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                                                             $5,169          $4,946
As a percentage of total consumer loans                                                                   2.13%           2.16%
====================================================================================================================================

CORPORATE CREDIT RISK

For corporate clients, the credit process is grounded in a series of fundamental policies, including:

  -  Ultimate business accountability for managing credit risks;
  - Joint business and independent risk management responsibility for establishing limits and risk management practices;
  - Single center of control for each credit relationship that coordinates credit activities with that client, directly approves or consents to all extensions of credit to that client, reviews aggregate exposures, and ensures compliance with exposure limits;
  - Portfolio limits, including obligor limits by risk rating and by maturity, to ensure diversification and maintain risk/capital alignment;
  - A minimum two-authorized credit officer-signature requirement on extensions of credit - one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management;
  - Uniform risk measurement standards, including risk ratings, which must be assigned to every obligor and facility in accordance with Citigroup standards; and
  - Consistent standards for credit origination, measurement and documentation, as well as problem recognition, classification and remedial action.

These policies apply universally across corporate clients in the CIB and in EM Corporate & GTS. Businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may only do so under a Credit Program that has been approved by independent credit risk management. In all cases, the above policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

The Global Corporate credit portfolio is diversified by obligor, industry and geographic location. The majority of exposure is to counterparties in North America and Europe. The largest concentrations of exposure are to the financial sector which includes banks, financial institutions and investment banks and governments and central banks.

GLOBAL CORPORATE PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans and net credit losses:

IN MILLIONS OF DOLLARS                                                                                    2001            2000
------------------------------------------------------------------------------------------------------------------------------------
CASH-BASIS LOANS AT YEAR-END
   Corporate and Investment Bank(1)                                                                     $1,525          $  776
   EM Corporate & GTS                                                                                    1,465           1,069
   Mexico(2)                                                                                             1,030              79
   Investment Activities(3)                                                                                  2               2
                                                                                                  ----------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS                                                                       $4,022          $1,926
====================================================================================================================================
NET CREDIT LOSSES
   Corporate and Investment Bank                                                                        $1,251          $  536
   EM Corporate & GTS                                                                                      321             199
   Mexico(2)                                                                                                66              29
Investment Activities(3)                                                                                     -               7
                                                                                                  ----------------------------------
TOTAL COMMERCIAL NET CREDIT LOSSES                                                                      $1,638          $  771
====================================================================================================================================

(1) Prior period cash-basis loans were restated to change the policy of the Associates Commercial Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in the CIB. The prior policy of placing loans that are 60 days or more past due into cash-basis, was changed to 90 days or more past due.
(2)  2001 includes Banamex cash-basis loans and net-credit losses.
(3) Investment Activities results are reported in the Investment Activities segment.

Total commercial cash-basis loans were $4.022 billion and $1.926 billion at December 31, 2001 and 2000, respectively. Cash-basis loans in the CIB were $1.525 billion and $776 million at December 31, 2001 and 2000, respectively, reflecting increases in the transportation portfolio and borrowers in the telecommunication, energy, utility, and retail industries. EM Corporate & GTS cash-basis loans were $1.465 billion and $1.069 billion at December 31, 2001 and 2000, respectively. The increase in 2001 primarily reflects increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. Mexico cash-basis loans were $1.030 billion and $79 million at December 31, 2001 and 2000, respectively. The increase in 2001 reflects the acquisition of Banamex whose cash-basis loans include exposures in steel, textile, food products and other industries.

Total Other Repossessed Assets were $439 million and $292 million at December 31, 2001 and 2000, respectively, primarily reflecting increases in repossessed transportation equipment and the acquisition of Banamex.

Total commercial loans outstanding at December 31, 2001 were $148 billion compared to $138 billion at December 31, 2000.

Total commercial net credit losses of $1.638 billion in 2001 increased $867 million compared to 2000 primarily reflecting increases in the CIB and in EM Corporate & GTS. The CIB's net credit losses of $1.251 billion in 2001 were up $715 million compared to 2000 primarily reflecting higher net credit losses in the transportation portfolio combined with higher net credit losses in the telecommunication, energy, retail and airline industries. EM Corporate & GTS net credit losses of $321 million in 2001 increased $122 million from 2000 primarily due to write-downs in Argentina, partially offset by improvements in CEEMEA. For a further discussion of trends by business, see the business discussions on pages 25 and 30-31.

Citicorp's allowance for credit losses of $10.088 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $4.919 billion at December 31, 2001 compared to $4.015 billion at December 31, 2000. The increase in the allowance at December 31, 2001 primarily reflects the acquisition of Banamex. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from the 2001 levels due to weakening global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

IN BILLIONS OF DOLLARS AT YEAR-END                                                                      2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                                                                  $4.919          $4.015
As a percentage of total  commercial loans                                                                3.33%           2.92%
====================================================================================================================================

THE MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity Risk is discussed further in the Liquidity and Capital Resources section.

Market risk at Citicorp - like credit risk - is managed through corporate-wide standards and business policies and procedures.

- Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risks at the Citigroup-level.
- Each business is required to establish, and have approved by independent Market Risk Management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite.
- Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored and reported, to ensure transparency in risk-taking activities and integrity in risk reports.

In all cases, the businesses are ultimately responsible for the market risks that they take, and for remaining within their defined limits.

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

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments that are either designated and effective as hedges. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities. Citicorp does not utilize instruments with leverage features in connection with its non-trading risk management activities.

Earnings-at-Risk is the primary method for measuring price risk in Citicorp's non-trading portfolios. Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward parallel shift in the yield curve for the appropriate currency. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assumes no correlation between exposures in different currencies.

Citicorp's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any other individual non-U.S. dollar currency.

The following table illustrates the impact to Citicorp's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of December 31, 2001, the potential impact on pretax earnings over the next 12 months is a decrease of $287 million from an interest rate increase and an increase of $290 million from an interest rate decrease. This level of 12 month Earnings-at-Risk equates to less than 2% of Citicorp pretax earnings in 2001. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $904 million from an increase in interest rates and a decrease of $1,072 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year reflects the growth in Citicorp's fixed funding and the change in mortgage prepayment characteristics in our portfolio, offset by the change in the asset/liability mix to reflect Citicorp's view of interest rates.

The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citicorp's pretax earnings of approximately $208 million for 2002 and a potential positive impact of $207 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $208 million for 2002 and potential negative impact of $207 million for the years thereafter. The change in Earnings-at-Risk from December 31, 2000 primarily represents the inclusion of Banamex's Mexican peso exposure.

Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of $289 million for 2002 and potential negative impact of $285 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings of $292 million for 2002 and a potential positive impact $298 million for the years thereafter. The sensitivity to rising rates in the other non-U.S. dollar Earnings at Risk from prior year reflects the change in the use of derivatives in managing the risk portfolio and the change in the asset/liability mix to reflect Citicorp's view of interest rates.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)

                                         DECEMBER 31, 2001                                    December 31, 2000(1)
                       -------------------------------------------------------------------------------------------------------------
                                                                                                                      Other Non-U.S.
IN MILLIONS OF DOLLARS     U.S. DOLLAR      MEXICAN PESO   OTHER NON-U.S. DOLLAR   U.S. Dollar     Mexican Peso          Dollar
------------------------------------------------------------------------------------------------------------------------------------
                       INCREASE DECREASE INCREASE DECREASE INCREASE  DECREASE Increase Decrease Increase Decrease  Increase Decrease
                       -------------------------------------------------------------------------------------------------------------
Twelve months and less   ($287)   $ 290     $208    ($208)   ($289)     $292    ($433)    $460    ($  9)    $  9     ($189)    $192
Thereafter                 904   (1,072)     207     (207)    (285)      298      217     (320)      (9)       9       (96)     112
                       -------------------------------------------------------------------------------------------------------------
TOTAL                     $617   ($ 782)    $415    ($415)   ($574)     $590    ($216)   ($140)   ($ 18)    $ 18     ($285)    $304
====================================================================================================================================

(1) Prior year amounts have been restated to conform to the current period's presentation.

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process, established by the business and approved by independent market risk management.

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

Stress Testing is performed on trading portfolios on a regular basis, to estimate the impact of extreme market movements. Stress Testing is performed on individual trading portfolios, as well as on aggregations of portfolios and businesses, as appropriate. It is the responsibility of independent market risk management, in conjunction with the businesses, to develop stress scenarios, review the output of periodic Stress Testing exercises, and utilize the information to make judgements as to the ongoing appropriateness of exposure levels and limits.

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

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $23 million at December 31, 2001. Daily exposures at Citicorp averaged $26 million in 2001 and ranged from $17 million to $46 million.

The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2001 and 2000, along with the averages.

                                                               ---------------------------------------------------------------------
                                                                   DEC. 31,            2001           Dec. 31,            2000
IN MILLIONS OF DOLLARS                                               2001            AVERAGE            2000          Average(1)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                          $16               $19              $18               $17
Foreign exchange                                                         9                10                9                 9
Equity                                                                   7                 9               20                14
All other (primarily commodity)                                          7                 9                9                 5
Covariance adjustment                                                  (16)              (21)             (27)              (21)
                                                               ---------------------------------------------------------------------
TOTAL                                                                  $23               $26              $29               $24
====================================================================================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions made to reflect a more consistent view for managing price risk throughout the organization.

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2001 and 2000.

                                                                              2001                             2000(1)
                                                               ---------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                 LOW              HIGH              Low              High
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                          $13               $45              $13               $29
Foreign exchange                                                         6                16                5                18
Equity                                                                   5                19                9                31
All other (primarily commodity)                                          1                26                1                18
====================================================================================================================================

(1) Prior-year information has been restated from that previously presented to reflect reorganizations and a change in assumptions made to reflect a more consistent view for managing price risk throughout the organization.

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citigroup Risk Management framework described on page 36.

The table below presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines for countries with outstandings greater than 0.75% of Citicorp assets at December 31, 2001, 2000 and 1999. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises.

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

During 2000, the FFIEC revised their cross-border reporting guidelines to allow credit derivative contracts containing cross-border provisions to be treated as effective guarantees. Purchased credit derivative contracts where Citicorp is the beneficiary shift the underlying exposure to the guarantor country. Written credit derivative contracts where Citicorp provides an effective guarantee are included as cross-border commitments in the country of the underlying credit exposure. Total cross-border outstandings and commitments at December 31, 1999 have not been restated to reflect this revised FFIEC policy.

                                                          2001                                        2000               1999
                          ----------------------------------------------------------------------------------------------------------
                                 CROSS-BORDER CLAIMS ON THIRD PARTIES
                          ---------------------------------------------------- TOTAL             TOTAL             TOTAL
                                                        TRADING   INVESTMENTS  CROSS-            CROSS-            CROSS-
                                                         AND        IN AND     BORDER            BORDER            BORDER
                                                         SHORT-     FUNDING     OUT-              OUT-              OUT-
IN BILLIONS OF DOLLARS,                                  TERM       OF LOCAL   STAND-  COMMIT-   STAND-    COMMIT- STAND-   COMMIT-
 AT YEAR-END              BANKS  PUBLIC  PRIVATE TOTAL  CLAIMS(1) FRANCHISES    INGS   MENTS(2)   INGS     MENTS(2) INGS    MENTS(2)
------------------------------------------------------------------------------------------------------------------------------------
MEXICO(3)                 $0.1    $1.6    $6.6   $8.3      $3.2     $3.4       $11.7    $ 0.6     $3.4      $ 1.7   $3.8      $ 0.1
BRAZIL                     1.0     0.2     4.2    5.4       3.0      4.8        10.2      0.3      7.9        0.2    3.7        0.1
GERMANY                    2.6     1.5     2.0    6.1       4.7      1.9         8.0      4.4      6.6        6.8    8.3        3.7
ITALY                      1.4     2.3     0.7    4.4       3.2      1.8         6.2      2.3      7.4        5.7    3.3        0.4
CANADA                     1.7       -     1.8    3.5       1.9      2.1         5.6      3.4      7.1        4.9    5.1        2.1
FRANCE                     2.5     0.8     1.5    4.8       3.4      0.5         5.3      8.5      5.4        8.3    4.3        2.2
UNITED KINGDOM             1.3       -     2.3    3.6       2.5        -         3.6     15.8      4.2       14.9    4.5       15.5
NETHERLANDS                0.9     0.5     2.1    3.5       2.5        -         3.5      2.9      4.5        1.8    3.2        2.9
SWITZERLAND                0.7       -     2.0    2.7       2.4      0.3         3.0      1.6      2.8        2.5    3.1        1.4
====================================================================================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

Citicorp's primary source of capital resources is its net earnings. Other sources include proceeds from the issuance of senior debt, subordinated debt and commercial paper. Citicorp can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as single-family residences.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% of total funding at December 31, 2001 and 55% of funding at December 31, 2000, are broadly diversified by both geography and customer segments.

Common stockholder's equity, which grew $15.6 billion during the year to $63.5 billion at year-end 2001, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 2001 was $81.1 billion, compared with $80.3 billion at year-end 2000.

Asset securitization programs remain an important source of liquidity. Loans securitized during 2001 included $23.3 billion of U.S. credit cards and $24.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2001, the scheduled amortization of certain credit card securitization transactions made available $11.6 billion of new receivables. In addition, at least $9.4 billion of credit card securitization transactions are scheduled to amortize during 2002.

Citicorp uses these capital resources to pay dividends to its parent, to support organic growth, and to service its debt obligations.

Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citicorp maintains combined liquidity reserves of cash, securities and unused bank lines of credit to support its combined outstanding commercial paper.

Associates, a subsidiary of Citicorp, has a combination of unutilized credit facilities of $6.8 billion as of December 31, 2001 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2001, this requirement was exceeded by approximately $49 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

Citicorp has credit facilities with Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

The following table summarizes the maturity profile of the Company's consolidated contractual long-term debt payments and operating leases at December 31, 2001:

IN MILLIONS OF DOLLARS                                                                Long-Term Debt           Operating Leases
------------------------------------------------------------------------------------------------------------------------------------
2002                                                                                    $22,451                   $   748
2003                                                                                     13,973                       637
2004                                                                                      8,773                       531
2005                                                                                      6,108                       571
2006                                                                                      5,252                       339
Thereafter                                                                               24,496                     2,140
                                                                                 ---------------------------------------------------
TOTAL                                                                                   $81,053                   $ 4,966
====================================================================================================================================

MANAGEMENT OF LIQUIDITY

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury. Each major operating subsidiary and/or country must prepare an annual liquidity and funding plan for the approval by the Corporate Treasurer. Under the annual liquidity and funding plan, liquidity limits, targets and ratios are established. Contingency Funding Plans are prepared on a periodic basis for Citigroup and each major operating subsidiary and country. These plans include Stress Testing of assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in Emerging Markets countries.

Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding includes a large geographically diverse retail and corporate deposit base, a significant portion of which is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citicorp's strong capital position. As a subsidiary of Citigroup, Citicorp finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates.

Other liquidity and capital resource considerations for Citicorp and its major operating facilities follow.

OFF-BALANCE SHEET ARRANGEMENTS

Citicorp and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), lines and letters of credit, and loan commitments.

The principal uses of SPEs are to obtain sources of liquidity by securitizing certain of Citicorp's financial assets, to assist our clients in securitizing their financial assets, and to create other investment products for our clients.

SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account, overcollateralization in the form of excess assets in the SPE, or a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's and Moody's Investors Service, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into a derivative contract in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

SECURITIZATION OF CITICORP'S ASSETS

Citicorp securitizes credit card receivables, mortgage, home equity and auto loans, and certain other financial assets that it originates or purchases.

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citicorp sells receivables into the trusts on a non-recourse basis.

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trusts.

Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund about 60% of its Card business.

At December 31, 2001, total assets in the credit card trusts were $87 billion. Of that amount, $67 billion has been sold to investors via trust-issued securities, and the remaining seller's interest of $20 billion is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans. Citicorp retains credit risk on its seller's interests. Amounts receivable from the trusts were $1,098 million and amounts due to the trusts were $701 million at December 31, 2001. During the year ended December 31, 2001, finance charges and interchange fees of $10.1 billion were collected by the trusts. Also for the year ended December 31, 2001, the trusts recorded $6.5 billion in coupon interest paid to third-party investors, servicing fees, and other costs. Servicing fees of $1.2 billion were earned and an additional $3.6 billion of net cash flows were received by the Company in 2001.

MORTGAGES, HOME EQUITY AND AUTO LOANS

The Company provides a wide range of mortgage, home equity and auto loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. Our mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing and auto loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE.

At December 31, 2001, total loans securitized and outstanding were $82 billion. Servicing rights and other retained interests amounted to $2.4 billion at December 31, 2001. During the year ended December 31, 2001, the Company recognized $258 million of gains on securitizations of mortgage loans.

The following table summarizes certain cash flows received from and paid to securitization trusts during the year ended December 31, 2001:

                                                                                                        2001
------------------------------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                                                                 Credit Cards         Mortgages(1) and Auto
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                                           $ 22.7                     $24.3
Proceeds from collections reinvested in new receivables                                      131.4                       0.4
Servicing fees received                                                                        1.2                       0.3
Cash flows received on retained interests and other net cash flows                             3.6                       0.4
====================================================================================================================================

 (1) Includes mortgages and home equity loans.

SECURITIZATIONS OF CLIENT ASSETS

The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At December 31, 2001, total assets in the conduits were $52 billion.

The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. The Company receives fees for structuring and distributing the CDO securities to investors.

CREATION OF OTHER INVESTMENT PRODUCTS

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, and other investment funds, for institutional and private bank clients as well as retail customers, that match the clients' investment needs and preferences. The SPEs may be credit-enhanced by excess assets in the investment pool or by third party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. The Company typically manages the SPE for market-rate fees. In addition, the Company may be one of several liquidity providers to the SPE and may place the securities with investors. The Company has no ownership interest in these entities.

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citicorp's credit commitments. Further details are included in the footnotes.

IN MILLIONS OF DOLLARS AT YEAR-END                                                                               2001
------------------------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees                                            $ 26,461
Performance standby letters of credit and foreign office guarantees                                             7,749
Commercial and similar letters of credit                                                                        5,681
One-to-four family residential mortgages                                                                        5,470
Revolving open-end loans secured by 1-4 family residential properties                                           7,107
Commercial real estate, construction and land development                                                       1,804
Credit card lines(1)                                                                                          387,396
Commercial and other consumer loan commitments(2)                                                             215,368
                                                                                                  ----------------------------------
TOTAL                                                                                                        $657,036
====================================================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $148 billion with original maturity less than one year and approximately $50 billion with original maturity of one-to-five years.

CAPITAL

CITICORP

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

CITICORP RATIOS

At year-end                                                                                              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                                           8.33%             8.41%
Total capital (Tier 1 and Tier 2)                                                                       12.41             12.29
Leverage(1)                                                                                              6.85              7.54
Common stockholder's equity                                                                              9.81              8.68
====================================================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during 2001. Total capital (Tier 1 and Tier 2) amounted to $62.9 billion at December 31, 2001, representing 12.41% of risk-adjusted assets. This compares with $58.0 billion and 12.29% at December 31, 2000. Tier 1 capital of $42.2 billion at year-end 2001 represented 8.33% of net risk-adjusted assets, compared with $39.7 billion and 8.41% at year-end 2000. See Note 16 to the Consolidated Financial Statements.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS AT YEAR-END                                                                     2001               2000
------------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholder's equity                                                                          $ 63,453          $ 47,865
Mandatorily redeemable securities of subsidiary trusts                                                    975               975
Minority interest                                                                                         839               334
Accumulated net gains on cash flow hedges, net of tax                                                    (312)                -
Net unrealized (gains) losses on securities available for sale(1)                                        (219)               14
Less: intangible assets                                                                               (22,528)           (9,442)
Net unrealized losses on available-for-sale equity securities, net of tax(1)                                -               (15)
50% investment in certain subsidiaries(2)                                                                 (20)              (29)
                                                                                                  ----------------------------------
TOTAL TIER 1 CAPITAL                                                                                 $ 42,188          $ 39,702
------------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses(3)                                                                       $  6,378          $  5,938
Qualifying debt(4)                                                                                     14,248            12,399
Unrealized marketable equity securities gains(1)                                                           77                 -
Less: 50% investment in certain subsidiaries(2)                                                           (20)              (29)
                                                                                                  ----------------------------------
TOTAL TIER 2 CAPITAL                                                                                 $ 20,683          $ 18,308
                                                                                                  ----------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                                    $ 62,871          $ 58,010
====================================================================================================================================
NET RISK-ADJUSTED ASSETS(5)                                                                          $506,502          $471,936
====================================================================================================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(3) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital at December 31, 2001 includes $9.95 billion of subordinated debt issued to Citigroup (Parent Company) and $6.3 billion at December 31, 2000.
(5) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $21.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2001, compared with $20.4 billion as of December 31, 2000. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholder's equity increased a net $15.6 billion during the year to $63.5 billion at December 31, 2001, representing 9.81% of assets, compared to 8.68% at year-end 2000. The net increase in common stockholder's equity during 2001 reflected net income of $9.6 billion and capital contributions from Citigroup (parent company) of $12.9 billion, partially offset by cash dividends declared of $6.4 billion, and other net decreases of $0.5 billion. The increase in the common stockholder's equity ratio during the year reflected the above items, partially offset by an increase in assets.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at December 31, 2001 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. Interest expense on the trust securities amounted to $76 million in both 2001 and 2000.

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

Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $9.1 billion, adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $8.9 billion of the available $9.1 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

CITIBANK, N.A. RATIOS

AT YEAR-END                                                                                              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                                           9.23%             8.46%
Total capital (Tier 1 and Tier 2)                                                                       13.60             12.64
Leverage                                                                                                 7.16              6.66
Common stockholder's equity                                                                              8.24              7.12
====================================================================================================================================

Citibank's net income for 2001 amounted to $5.1 billion. During 2001, Citibank paid dividends of $1.8 billion to Citicorp (parent company).

During 2001, Citibank issued an additional $2.2 billion of subordinated notes to Citicorp (parent company) that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes issued to Citicorp (parent company) that were outstanding at December 31, 2001 and included in Citibank's Tier 2 Capital amounted to $10.7 billion.

On January 8, 2002, the FRB issued final rules that govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies with certain exclusions. The new rules impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increased. An 8 percent Tier 1 capital deduction applies on covered investments that in the aggregate represent up to 15 percent of an organization's Tier 1 capital. For covered investments that aggregate more than 25 percent of the organization's Tier 1 capital, a top marginal charge of 25 percent applies. The rules are not expected to have a significant impact on Citicorp.

In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a new consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is still intended to be finalized by year-end 2002, with implementation of the new framework beginning in 2005. The Company is monitoring the status and progress of the proposed rule.

On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interest not deducted for Tier 1 capital. These rules, which require adoption in the fourth quarter of 2002, are not expected to have a significant impact on Citicorp.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding three paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on 35.

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

              On January 22, 2002, the Company filed a Current Report on Form
              8-K, dated January 17, 2002, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter and year ended December 31, 2001.

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT

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

                                    CITICORP
                                    (Registrant)

                                    By: /s/ William P. Hannon
                                       ----------------------
                                    Name:   William P. Hannon
                                    Title:  Controller

Dated: March 18, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

                           Signature                                   Capacity
                           ---------                                   --------

                  /s/ Victor J. Menezes                                Chairman of the Board (Principal Executive Officer)
                  -----------------------------------                  and a Director
                  Victor J. Menezes

                  /s/ Alan S. MacDonald                                Director
                  -----------------------------------
                  Alan S. MacDonald

                  /s/ Marjorie Magner                                  Director
                  -----------------------------------
                  Marjorie Magner

                  /s/ William R. Rhodes                                Director
                  -----------------------------------
                  William R. Rhodes

                  /s/ H. Onno Ruding                                   Director
                  -----------------------------------
                  H. Onno Ruding

                  /s/ Petros K. Sabatacakis                            Director
                  -----------------------------------
                  Petros K. Sabatacakis

                  /s/ Robert B. Willumstad                             Director
                  -----------------------------------
                  Robert B. Willumstad

                  /s/ Todd S. Thomson                                  Chief Financial Officer
                  -----------------------------------                  (Principal Financial Officer)
                  Todd S. Thomson

                  /s/ William P. Hannon                                Controller
                  -----------------------------------                  (Principal Accounting Officer)
                  William P. Hannon

                            CITICORP AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
INDEPENDENT AUDITORS' REPORT                                                                         F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Income for the years ended
           December 31, 2001, 2000, and 1999                                                         F-3

         Consolidated Balance Sheets as of
           December 31, 2001 and 2000                                                                F-4

         Consolidated Statements of Changes in Stockholder's Equity
           for the years ended December 31, 2001, 2000, and 1999                                     F-5

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999                                                         F-6

         Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries
           as of December 31, 2001 and 2000                                                          F-7

         Notes to Consolidated Financial Statements                                           F-8 - F-45

FINANCIAL DATA SUPPLEMENT                                                                    F-46 - F-51

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Citicorp:

We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2001 and 2000. These consolidated financial statements are the responsibility of Citicorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its methods of accounting for derivative instruments and hedging activities, accounting for interest income and impairment on purchased and retained beneficial interests in securitized financial assets, and accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP
----------------------

New York, New York
January 17, 2002

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME                                                                          Citicorp and Subsidiaries

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------------
IN MILLIONS OF DOLLARS                                                                     2001            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                                                  $   39,484       $  37,226      $  32,773
Deposits with banks                                                                         1,267           1,251          1,002
Federal funds sold and securities purchased under resale agreements                           509             406            402
Investments, including dividends                                                            3,785           3,426          3,876
Trading account assets                                                                      1,421             988            692
Loans held for sale                                                                         1,483             912            586
                                                                                       ---------------------------------------------
                                                                                           47,949          44,209         39,331
                                                                                       ---------------------------------------------
INTEREST EXPENSE
Deposits                                                                                   11,865          13,323         10,811
Trading account liabilities                                                                    49              56             88
Purchased funds and other borrowings                                                        3,333           3,987          3,312
Long-term debt                                                                              4,934           4,679          4,395
                                                                                       ---------------------------------------------
                                                                                           20,181          22,045         18,606
                                                                                       ---------------------------------------------

NET INTEREST REVENUE                                                                       27,768          22,164         20,725

BENEFITS, CLAIMS AND CREDIT LOSSES
Policyholder benefits and claims                                                              953             883            605
Provision for credit losses                                                                 6,790           5,339          4,760
                                                                                       ---------------------------------------------
TOTAL BENEFITS, CLAIMS AND CREDIT LOSSES                                                    7,743           6,222          5,365
                                                                                       ---------------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS AND CREDIT LOSSES                              20,025          15,942         15,360
                                                                                       ---------------------------------------------

FEES, COMMISSIONS AND OTHER REVENUE
Fees and commissions                                                                       11,414          11,147          9,116
Foreign exchange                                                                            2,383           1,404          1,569
Trading account                                                                             1,283           1,663            888
Investments transactions                                                                       77             835            316
Other revenue                                                                               4,160           5,245          4,019
                                                                                       ---------------------------------------------
                                                                                           19,317          20,294         15,908
                                                                                       ---------------------------------------------
OPERATING EXPENSE
Salaries                                                                                    9,144           8,654          7,664
Employee benefits                                                                           1,810           1,636          1,639
                                                                                       ---------------------------------------------
   Total employee                                                                          10,954          10,290          9,303
Net premises and equipment                                                                  3,056           3,246          3,081
Restructuring- and merger-related items                                                       336             738            189
Other expense                                                                               9,775           9,047          8,173
                                                                                       ---------------------------------------------
                                                                                           24,121          23,321         20,746
                                                                                       ---------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                              15,221          12,915         10,522

Income taxes                                                                                5,351           4,766          3,925
Minority interest, net of income taxes                                                         84              39             26
                                                                                       ---------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                       9,786           8,110          6,571
Cumulative effect of accounting changes                                                      (144)              -              -
                                                                                       ---------------------------------------------
NET INCOME                                                                             $    9,642       $   8,110      $   6,571
====================================================================================================================================

See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                                                                Citicorp and Subsidiaries

                                                                                                               DECEMBER 31,
                                                                                                       -----------------------------
IN MILLIONS OF DOLLARS                                                                                    2001           2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                $  13,568      $  11,658
Deposits at interest with banks                                                                           19,210         16,160
Investments, at fair value
   Available for sale and short-term and other (including $12,724 and $1,158
     pledged to creditors at December 31, 2001 and December 31, 2000, respectively)                       85,299         52,458
   Venture capital                                                                                         4,316          5,204
Trading account assets (including $2,386 and $1,671 pledged to creditors at
  December 31, 2001 and December 31, 2000, respectively)                                                  39,465         39,311
Loans held for sale                                                                                       11,900         13,327
Federal funds sold and securities purchased under resale agreements                                       14,568          4,704
Loans, net of unearned income
   Consumer                                                                                              244,159        228,879
   Commercial                                                                                            147,514        137,709
                                                                                                       -----------------------------
Loans, net of unearned income                                                                            391,673        366,588
   Allowance for credit losses                                                                           (10,088)        (8,961)
                                                                                                       -----------------------------
     Total loans, net                                                                                    381,585        357,627
Premises and equipment, net                                                                                6,188          5,904
Interest and fees receivable                                                                               5,979          5,438
Other assets                                                                                              64,866         39,816
                                                                                                       -----------------------------
TOTAL ASSETS                                                                                           $ 646,944      $ 551,607
====================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                          $  23,060      $  21,702
Interest-bearing deposits in U.S. offices                                                                114,509         61,544
Non-interest-bearing deposits in offices outside the U.S.                                                 18,850         13,905
Interest-bearing deposits in offices outside the U.S.                                                    222,548        205,564
                                                                                                       -----------------------------
     Total deposits                                                                                      378,967        302,715
Trading account liabilities                                                                               22,333         27,778
Purchased funds and other borrowings                                                                      56,912         60,834
Accrued taxes and other expense                                                                           15,048         10,434
Other liabilities                                                                                         29,178         21,646
Long-term debt                                                                                            81,053         80,335

STOCKHOLDER'S EQUITY
Common stock: ($ 0.01 par value)
   issued shares: 1,000 in each period                                                                         -              -
Surplus                                                                                                   34,112         21,148
Retained earnings                                                                                         30,702         27,486
Accumulated other changes in equity from nonowner sources                                                 (1,361)          (769)
                                                                                                       -----------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                                63,453         47,865
                                                                                                       -----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                             $ 646,944      $ 551,607
====================================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY                                                Citicorp and Subsidiaries

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               ------------------------------------
IN MILLIONS OF DOLLARS                                                                             2001         2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ($0.01 PAR VALUE)
Balance at beginning of year--Shares: 1,000 in 2001, in 2000 and in 1999                        $       -    $       -     $     -
                                                                                               ------------------------------------
BALANCE AT END OF YEAR--SHARES: 1,000 IN 2001, IN 2000, AND IN 1999                             $       -    $       -     $     -
===================================================================================================================================
SURPLUS
Balance at beginning of year                                                                    $  21,148    $  11,098     $10,602
Capital contribution from Citigroup (1)                                                            12,916       10,002         326
Employee benefit plans and related tax benefits                                                        48           48         170
                                                                                               ------------------------------------
BALANCE AT END OF YEAR                                                                          $  34,112    $  21,148     $11,098
------------------------------------------------------------------------------------------------===================================
RETAINED EARNINGS
Balance at beginning of year                                                                    $  27,486    $  24,630     $22,849
Net income                                                                                          9,642        8,110       6,571
Dividends declared -- common                                                                       (6,426)      (5,254)     (4,790)
                                                                                               ------------------------------------
BALANCE AT END OF YEAR                                                                          $  30,702    $  27,486     $24,630
===================================================================================================================================
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance at beginning of year                                                                   ($     769)  ($     253)   ($   484)
Cumulative effect of accounting changes, net of tax (2)                                               170            -           -
Net change in unrealized gains and losses on investments available for sale, net of tax               147         (250)        267
Net change in foreign currency translation adjustment, net of tax                                  (1,156)        (266)        (36)
Net change for cash flow hedges, net of tax                                                           247            -           -
                                                                                               ------------------------------------
BALANCE AT END OF YEAR                                                                         ($   1,361)  ($     769)   ($   253)
===================================================================================================================================
TOTAL STOCKHOLDER'S EQUITY
Balance at beginning of year                                                                    $  47,865    $  35,475     $32,967
Changes during the year, net                                                                       15,588       12,390       2,508
                                                                                               ------------------------------------
BALANCE AT END OF YEAR                                                                          $  63,453    $  47,865     $35,475
===================================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                      $   9,642    $   8,110     $ 6,571
Other changes in equity from nonowner sources, net of tax                                            (592)        (516)        231
                                                                                               ------------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                   $   9,050    $   7,594     $ 6,802
===================================================================================================================================

(1) Includes contributions related to the Banamex acquisition. See Note 2 to the Consolidated Financial Statements.
(2) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     Citicorp and Subsidiaries
                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
IN MILLIONS OF DOLLARS                                                                     2001            2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $   9,642        $  8,110       $  6,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Provision for credit losses                                                              6,790           5,339          4,760
   Depreciation and amortization of premises and equipment                                  1,036           1,358          1,195
   Amortization of goodwill and acquisition premium costs                                     820             673            531
   Provision for deferred taxes                                                               845             787            226
   Restructuring-related items and merger-related costs                                       336             738            189
   Cumulative effect of accounting changes, net of tax                                        144               -              -
   Venture capital activity                                                                   888          (1,044)          (863)
   Net gain on sale of securities                                                             (77)           (835)          (316)
   Changes in accruals and other, net                                                      (3,378)         (4,112)           392
   Net decrease (increase) in loans held for sale                                           1,427          (8,723)         1,221
   Net (increase) decrease in trading account assets                                         (154)         (8,375)         2,495
   Net (decrease) increase in trading account liabilities                                  (5,445)            953         (3,110)
                                                                                        -------------------------------------------
TOTAL ADJUSTMENTS                                                                           3,232         (13,241)         6,720
                                                                                        -------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        12,874          (5,131)        13,291
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in deposits at interest with banks                                            (3,050)         (3,900)          (567)
Investments  --  available for sale
   Purchases                                                                             (412,354)        (69,254)       (61,121)
   Proceeds from sales                                                                    374,384          40,876         26,170
   Maturities                                                                              24,892          28,224         29,145
Net (increase) decrease in federal funds sold and securities purchased under resale
  agreements                                                                               (9,864)          1,344            840

Net increase in loans                                                                     (35,019)        (81,332)      (124,213)
Proceeds from sales of loans                                                               26,470          32,611         95,192
Business acquisitions                                                                      (6,869)         (4,445)        (6,321)
Capital expenditures on premises and equipment                                             (1,326)         (1,608)        (1,292)
Proceeds from sales of premises and equipment,
  subsidiaries and affiliates, and other repossessed assets                                 1,780             638          2,833
                                                                                        -------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (40,956)        (56,846)       (39,334)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                   41,711          41,520         34,296
Net increase (decrease) in federal funds purchased and securities
  sold under repurchase agreements                                                         16,141            (813)        (2,445)
Net (decrease) increase in commercial paper and funds borrowed                            (27,101)          7,305            748
Proceeds from issuance of long-term debt                                                   36,099          26,331         13,802
Repayment of long-term debt                                                               (30,751)        (16,621)       (13,370)
Dividends paid                                                                             (5,784)         (1,254)        (4,790)
Contribution from Citigroup parent company                                                      -           5,820            326
                                                                                        -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  30,315          62,288         28,567
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                   (323)           (530)          (241)
                                                                                        -------------------------------------------
Net increase (decrease) in cash and due from banks                                          1,910            (219)         2,283
Cash and due from banks at beginning of year                                               11,658          11,877          9,594
                                                                                        -------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR                                                  $  13,568        $ 11,658       $ 11,877
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                             $  19,928        $ 20,054       $ 17,304
   Income taxes                                                                             2,655           4,123          3,192
NON-CASH INVESTING ACTIVITIES -- TRANSFERS TO REPOSSESSED ASSETS                              418             820            678
NON-CASH FINANCING ACTIVITIES
Dividends                                                                                     642           4,000              -
Contribution from Citigroup parent company                                                  6,250           4,182              -
===================================================================================================================================

See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                                                         Citibank, N.A. and Subsidiaries

                                                                                                               DECEMBER 31,
                                                                                                       ----------------------------
IN MILLIONS OF DOLLARS                                                                                    2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                $  11,056      $   9,321
Deposits at interest with banks                                                                           19,181         17,968
Investments, at fair value
   Available for sale (including $619 and $1,111 pledged to creditors at December 31, 2001
     and December 31, 2000, respectively)                                                                 48,638         38,762
   Venture capital                                                                                         1,939          3,293
Trading account assets  (including $424 and $1,671 pledged to creditors at December 31, 2001
  and December 31, 2000, respectively)                                                                    36,633         37,616
Loans held for sale                                                                                        4,354          2,010
Federal funds sold and securities purchased under resale agreements                                       14,935          4,408
Loans, net of unearned income                                                                            280,455        245,381
Allowance for credit losses                                                                               (5,446)        (4,590)
                                                                                                       ----------------------------
   Loans, net                                                                                            275,009        240,791
Premises and equipment, net                                                                                3,920          4,063
Interest and fees receivable                                                                               3,451          4,369
Other assets                                                                                              33,227         19,505
                                                                                                       ----------------------------
TOTAL ASSETS                                                                                           $ 452,343      $ 382,106
===================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                          $  19,268      $  17,703
Interest-bearing deposits in U.S. offices                                                                 81,298         41,223
Non-interest-bearing deposits in offices outside the U.S.                                                 14,962         13,758
Interest-bearing deposits in offices outside the U.S.                                                    191,395        199,680
                                                                                                       ----------------------------
   Total deposits                                                                                        306,923        272,364
Trading account liabilities                                                                               20,306         26,803
Purchased funds and other borrowings                                                                      37,826         20,197
Accrued taxes and other expense                                                                            8,955          6,395
Other liabilities                                                                                         18,209         11,797
Long-term debt and subordinated notes                                                                     22,501         17,339

STOCKHOLDER'S EQUITY

Preferred stock ($100 par value)                                                                             350              -
Capital stock ($20.00 par value) outstanding shares: 37,534,553 in each period                               751            751
Surplus                                                                                                   18,582         11,354
Retained earnings                                                                                         19,227         15,903
Accumulated other changes in equity from nonowner sources(1)                                              (1,287)          (797)
                                                                                                       ----------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                                37,623         27,211
                                                                                                       ----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                             $ 452,343      $ 382,106
===================================================================================================================================

(1) Amounts at December 31, 2001 and 2000 include the after-tax amounts for net unrealized gains on investments available for sale of $17 million and $70 million, respectively, and foreign currency translation of ($1.460) billion and ($867) million, respectively. Amount at December 31, 2001 also includes the after-tax amount for cash flow hedges of $156 million.

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Citicorp and its subsidiaries (the Company). Twenty-to-fifty percent-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than twenty percent-owned companies is generally recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

On July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," (SFAS 141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Goodwill related to purchase acquisitions completed prior to June 30, 2001 is amortized on a straight-line basis over its estimated useful life through the end of the year, while goodwill related to purchase acquisitions completed after June 30, 2001, principally Banamex and EAB (as described in Note 2 to the Consolidated Financial Statements), is not amortized. On January 1, 2002, Citicorp adopted the remaining provisions of SFAS 142 under which goodwill and intangible assets deemed to have indefinite useful lives will no longer be amortized, but will be subject to annual impairment tests. See Future Application of Accounting Standards in Note 1 to the Consolidated Financial Statements.

Other intangible assets are amortized over their estimated useful lives, subject to periodic review for impairment that is other than temporary. Prior to the adoption of SFAS 141 and SFAS 142, if it was determined that enterprise level goodwill was unlikely to be recovered, impairment was measured on a discounted cash flow basis. The Company recognizes a gain or loss in the Consolidated Statements of Income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

Certain amounts in prior years have been reclassified to conform to the current year's presentation.

FOREIGN CURRENCY TRANSLATION. Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts which approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholder's equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other income along with related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

USE OF ESTIMATES. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOWS. Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

INVESTMENTS. Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities classified as "available-for-sale" and marketable equity securities are carried at fair values, based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholder's equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citicorp's venture capital subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly-traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly-traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

SECURITIES BORROWED AND SECURITIES LOANED are recorded at the amount of cash advanced or received. With respect to securities loaned, the Company receives cash collateral in an amount in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained as necessary. Interest received or paid is recorded in interest income or interest expense.

REPURCHASE AND RESALE AGREEMENTS are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

TRADING ACCOUNT ASSETS AND LIABILITIES include securities and derivatives and are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. Obligations to deliver securities sold but not yet purchased are also valued at market and included in trading account liabilities. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

Derivatives used for trading purposes include interest rate, currency, equity and credit, agreements, options, caps and floors, warrants, and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker-dealer quotations or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values (unrealized gains and losses) associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as trading revenues and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

CONSUMER LOANS includes loans managed by the Global Consumer business, The Citigroup Private Bank and consumer loans issued by Banamex in Mexico. Consumer loans are generally written off not later than a predetermined number of days past due primarily on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

COMMERCIAL LOANS represent loans managed by Global Corporate and commercial loans issued by Banamex in Mexico. Commercial loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Any interest accrued is reversed and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASE FINANCING TRANSACTIONS. Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method which results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

SECURITIZATIONS primarily include sales of credit card receivables, mortgages and home equity loans.

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

Servicing rights retained in the securitization of mortgage and home equity loans are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the securitization. The fair market values are determined using either financial models, quoted market prices or sales of similar assets. Gain or loss on the sale of mortgage loans is recognized at the time of the securitizations. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment.

LOANS HELD FOR SALE. Credit card and other receivables and mortgage loans originated for sale are classified as loans held for sale, which are accounted for at the lower of cost or market value with net credit losses charged to other income.

ALLOWANCE FOR CREDIT LOSSES represents management's estimate of probable losses inherent in the portfolio. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the portfolio including unfunded commitments. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

Larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. The allowance for credit losses attributed to these loans is established via a process which begins with estimates of probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, and historical and forecasted write-offs; and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures. Within the allowance for credit losses, a valuation allowance is maintained for larger-balance, non-homogenous loans that have been individually determined to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

Each portfolio of smaller-balance, homogenous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that begins with estimates of probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quality and the credit process, including lending policies and procedures; consideration of economic, geographical, product, and other environmental factors; and model imprecision.

This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign exchange necessary for orderly debt servicing.

REPOSSESSED ASSETS. Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

RISK MANAGEMENT ACTIVITIES - DERIVATIVES USED FOR NON-TRADING PURPOSES. The Company manages its exposures to market rate movements outside of its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars as well as foreign exchange contracts. These end-user derivatives are carried at fair value in other assets or other liabilities.

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

For fair value hedges, in which derivatives hedge the fair value of assets, liabilities or firm commitments, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citicorp's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans and available-for-sale securities.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholder's equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citicorp's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the maturities is under five years.

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

Non-trading derivatives that are either hedging instruments that are carried at fair value or do not qualify as hedges are also carried at fair value with changes in value included either as an element of the yield or return on the hedged item or in other income.

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in other income.

Prior to the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on January 1, 2001 (see Accounting Changes below), end-user derivatives designated in qualifying hedges were accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options were accrued according to the contractual terms and included in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts were deferred until the contract is closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts were accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield. End-user contracts related to instruments carried at fair value were also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available-for-sale, fair value adjustments were reported in stockholder's equity, net of tax.

If an end-user derivative contract was terminated, any resulting gain or loss was deferred and amortized over the original term of the agreement provided that the effectiveness criteria had been met. If the underlying designated items were no longer held, or if an anticipated transaction was no longer likely to occur, any previously unrecognized gain or loss on the derivative contract was recognized in earnings and the contract was accounted for at fair value with subsequent changes recognized in earnings.

Foreign exchange contracts which qualified as hedges of foreign currency exposures, including net capital investments outside the U.S., were revalued at the spot rate with any forward premium or discount recognized over the life of the contract in interest revenue or interest expense. Gains and losses on foreign exchange contracts which qualified as a hedge of a firm commitment were deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would have led to recognizing losses on the transaction in later periods.

EMPLOYEE BENEFITS EXPENSE includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits. There are no charges to earnings upon the grant or exercise of fixed stock options or the subscription for or purchase of stock under stock purchase agreements. Compensation expense related to performance-based stock options granted in prior periods was recorded over the periods to the vesting dates. Upon issuance of previously unissued Citigroup shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital.

INCOME TAXES. Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

ACCOUNTING CHANGES

ADOPTION OF EITF 99-20. During the second quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $111 million after-tax, recorded as a charge to earnings, and an increase of $88 million included in other changes in stockholder's equity from nonowner sources.

DERIVATIVES AND HEDGE ACCOUNTING. On January 1, 2001, Citicorp adopted SFAS 133. These new rules changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citicorp's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from nonowner sources.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS COMBINATIONS

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, Citicorp adopted the remaining provisions of SFAS 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Based on current levels of goodwill and an evaluation of the Company's intangible assets, which determined that certain intangible assets should be reclassified as goodwill and identified as other intangible assets that have indefinite lives, the nonamortization provisions of the new standards will reduce other expense by approximately $310 million and increase net income by approximately $240 million in 2002.

During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It is not expected that the adoption of the remaining provisions of SFAS 142 will have a material effect on the financial statements as a result of these impairment tests.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions are effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the financial statements. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On January 1, 2002, Citicorp adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), when the rule became effective for calendar year companies. SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. The provisions of the new standard are generally to be applied prospectively.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS DEVELOPMENTS

ACQUISITION OF BANAMEX

On August 6, 2001, the Company completed its acquisition of 99.86% of the issued and outstanding ordinary shares of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand name.

ACQUISITION OF EAB

On July 17, 2001, Citibank completed its acquisition of European American Bank
(EAB), a New York state-chartered bank, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

ACQUISITION OF ASSOCIATES

On November 30, 2000, Citigroup completed its acquisition of Associates First Capital Corporation (Associates). The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup common stock (534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly-owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. Associates' debt securities and commercial paper are no longer separately rated. The acquisition was accounted for as a pooling of interests.

3.   BUSINESS SEGMENT INFORMATION

Citicorp's businesses provide a broad range of financial services to consumer and corporate customers around the world. Citicorp's activities are conducted through Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Investment Activities. Each of these segments reflects the characteristics of its products and services and the clients to which those products or services are delivered.

Global Consumer delivers a wide array of banking, lending, and investment services, including the issuance of credit and charge cards. The businesses included in Global Corporate serve corporations, financial institutions, governments, and other capital markets participants in over 100 countries and territories. The Global Investment Management and Private Banking group offers a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, and managed accounts to institutional, high net-worth, and retail clients. The Investment Activities segment includes the Company's venture capital activities, the realized investment gains and losses related to certain corporate investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities not allocated to the individual businesses. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain information regarding these segments:

IN MILLIONS OF
  DOLLARS, EXCEPT                TOTAL REVENUES,
  IDENTIFIABLE ASSETS            NET OF INTEREST            PROVISION FOR               NET INCOME                IDENTIFIABLE
                                    EXPENSE(1)               INCOME TAXES            (LOSS)(2)(3)(4)           ASSETS AT YEAR-END
                            --------------------------------------------------------------------------------------------------------
  IN BILLIONS                 2001     2000     1999     2001     2000     1999    2001     2000     1999      2001     2000    1999
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer             $31,950  $27,741  $25,035   $3,666   $2,916   $2,543  $6,520   $5,084   $4,210     $343     $262    $224
Global Corporate             12,325   10,695    9,193    1,544    1,270    1,122   2,813    2,121    1,878      256      234     198
Global Investment
  Management and
  Private Banking             2,102    1,950    1,579      185      172      155     344      296      258       29       30      25
Investment Activities           461    2,340      863      109      815      276     239    1,396      515        9       11      11
Corporate/Other                 247     (268)     (37)    (153)    (407)    (171)   (274)    (787)    (290)      10       15      13
                            --------------------------------------------------------------------------------------------------------
Total                       $47,085  $42,458  $36,633   $5,351   $4,766   $3,925  $9,642   $8,110   $6,571     $647     $552    $471
====================================================================================================================================

(1) Includes total revenues, net of interest expense, in the United States of $24.8 billion, $22.9 billion, and $20.2 billion in 2001, 2000, and 1999, respectively. Includes total revenues, net of interest expense in Mexico of $2.1 billion, $603 million, and $531 million in 2001, 2000, and 1999, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense.
(2) For 2001, Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges (credits) of $141 million, $72 million, $6 million, and ($8) million, respectively. For 2000, Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Corporate/Other results reflect after-tax restructuring-related charges and merger-related costs of $145 million, $105 million, $9 million, and $342 million, respectively. The 2000 results also reflect after-tax Housing Finance unit charges in Corporate/Other. For 1999, Global Consumer, Global Corporate, and Corporate/Other results reflect after-tax restructuring-related charges (credits) of $125 million, $35 million, and ($42) million, respectively.
(3) Includes provision for benefits, claims and credit losses in the Global Consumer results of $6,250 million, $5,210 million, and $374 million, and in the Corporate/Other results of $6 million, $36 million, and $32 million for 2001, 2000, and 1999, respectively. Includes provision for benefits, claims and credit losses in the Global Corporate results of $1,407 million and $919 million and in the Global Investment Management and Private Banking results of $80 million and $50 million for 2001 and 2000, respectively. Includes provision for credit losses in the Investment Activities results of $7 million in 2000.
(4) For 2001, Corporate/Other includes after-tax charges of $33 million and $111 million for the cumulative effect of accounting changes related to the implementation of SFAS 133 and EITF 99-20, respectively.

4.   INVESTMENTS

IN MILLIONS OF DOLLARS AT YEAR-END                                      2001           2000
-----------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale at fair value      $   84,802        $51,531
Short-term and other                                                     497            927
                                                                  -----------------------------
Available for sale and short-term and other                       $   85,299        $52,458
                                                                  -----------------------------
Venture capital, at fair value                                    $    4,316        $ 5,204
===============================================================================================

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                                                     2001                                       2000
                                              --------------------------------------------------------------------------------------
                                                               GROSS       GROSS                           Gross      Gross
                                                AMORTIZED UNREALIZED  UNREALIZED     FAIR   Amortized Unrealized Unrealized    Fair
IN MILLIONS OF DOLLARS AT YEAR-END                   COST      GAINS      LOSSES    VALUE        Cost      Gains     Losses   Value
------------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY,
  PRINCIPALLY MORTGAGE-BACKED SECURITIES(1)   $        11     $    -        $  -  $    11     $    -       $  -       $  -   $     -
------------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal agencies            $    18,400     $  221        $141  $18,480     $ 7,926      $ 62       $ 38   $ 7,950
State and municipal                                 5,761        196          77    5,880       5,383       273        134     5,522
Foreign government(2)                              43,598        153          69   43,682      24,463       111        128    24,446
U.S. corporate                                      5,905        150         197    5,858       5,603       170        266     5,507
Other debt securities                               5,442         81          20    5,503       3,489        24         22     3,491
Equity securities(3)                                5,218        345         175    5,388       4,638       300        323     4,615
                                              --------------------------------------------------------------------------------------
                                                   84,324      1,146         679   84,791      51,502       940        911    51,531
                                              --------------------------------------------------------------------------------------
Total fixed maturities                        $    84,335     $1,146        $679  $84,802     $51,502      $940       $911   $51,531
Investments available for sale include:
    Mortgage-backed securities                $    16,376     $  106        $ 30  $16,452     $ 6,498      $ 43       $173   $ 6,368
====================================================================================================================================

(1)  Recorded at amortized cost.
(2) Increase primarily relates to inclusion of Banamex portfolio of Mexican government securities.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying table shows components of interest and dividends on investments, realized gains and losses from sales of investments, and net gains on investments held by venture capital subsidiaries.

IN MILLIONS OF DOLLARS                                                                      2001            2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Taxable interest                                                                         $ 3,342          $3,032        $ 3,545
Interest exempt from U.S. federal income tax                                                 292             234            158
Dividends                                                                                    151             160            173
-----------------------------------------------------------------------------------------------------------------------------------
Gross realized investment gains                                                          $   702          $1,177        $   576
Gross realized investment losses                                                             625             342            260
-----------------------------------------------------------------------------------------------------------------------------------
Net realized and unrealized venture capital gains which included:                        $   393          $1,850        $   816
   Gross unrealized gains                                                                    782           1,752            999
   Gross unrealized losses                                                                   613             618            587
===================================================================================================================================

The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2001:

                                                                                            AMORTIZED          FAIR
IN MILLIONS OF DOLLARS                                                                           COST         VALUE           YIELD
-----------------------------------------------------------------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCIES(1)
Due within 1 year                                                                             $ 1,361        $ 1,364          2.65%
After 1 but within 5 years                                                                      1,415          1,435          3.82
After 5 but within 10 years                                                                       585            603          5.81
After 10 years(2)                                                                              15,039         15,078          6.19
                                                                                              ----------------------
TOTAL                                                                                         $18,400        $18,480          5.73
===================================================================================================================================
STATE AND MUNICIPAL
Due within 1 year                                                                                $ 13        $    14          7.69%
After 1 but within 5 years                                                                        483            505          5.80
After 5 but within 10 years                                                                       576            606          5.90
After 10 years(2)                                                                               4,689          4,755          5.72
                                                                                              ----------------------
TOTAL                                                                                         $ 5,761        $ 5,880          5.75
===================================================================================================================================
ALL OTHER(3)
Due within 1 year                                                                             $16,050        $16,161          5.69%
After 1 but within 5 years                                                                     23,539         23,599          7.41
After 5 but within 10 years                                                                     6,890          6,942          6.92
After 10 years(2)                                                                               8,477          8,352          9.50
                                                                                              ----------------------
TOTAL                                                                                         $54,956        $55,054          7.17
===================================================================================================================================

(1)  Includes mortgage-backed securities of U.S. Federal agencies.
(2) Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3) Includes foreign government, U.S. corporate, mortgage-backed securities issued by U.S. corporations, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

5.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, at market value, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                                                                                   2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                                                           $     405         $     721
Foreign government, corporate and other securities                                                       17,375            15,043
Derivative and foreign exchange contracts(1)                                                             21,685            23,547
                                                                                                  ---------------------------------
                                                                                                      $  39,465         $  39,311
===================================================================================================================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                                                                    $   4,035         $   3,915
Derivative and foreign exchange contracts(1)                                                             18,298            23,863
                                                                                                  ---------------------------------
                                                                                                      $  22,333         $  27,778
===================================================================================================================================

(1)  Net of master netting agreements and securitization.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   TRADING RELATED REVENUE

Trading related revenue consists of foreign exchange and trading account revenues and net interest revenue associated with trading activities. Foreign exchange and trading revenues account consist of realized and unrealized gains and losses from trading activities. The following table presents trading related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS                  2001             2000
-------------------------------------------------------------
GLOBAL CORPORATE
Fixed income(1)                       $1,473          $   801
Equities(2)                              264              605
Foreign exchange(3)                    1,464            1,103
All other(4)                              83               80
-------------------------------------------------------------
Total Global Corporate                 3,284            2,589
GLOBAL CONSUMER AND OTHER(5)             732              574
-------------------------------------------------------------
TOTAL TRADING RELATED REVENUE         $4,016          $ 3,163
=============================================================

(1) Includes revenues from derivatives and government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments.
(2)  Primarily derivatives.
(3) Includes revenues from foreign exchange spot, forward, option and swap contracts.
(4)  Primarily commodities.
(5)  Primarily includes foreign exchange and fixed income.

The following table reconciles foreign exchange and trading revenues on the Consolidated Statements of Income to trading related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS                2001             2000
-----------------------------------------------------------
Foreign exchange                    $2,383           $1,404
Trading account                      1,283            1,663
Net interest revenue                   350               96
-----------------------------------------------------------
TOTAL TRADING RELATED REVENUE       $4,016           $3,163
===========================================================

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LOANS

IN MILLIONS OF DOLLARS AT YEAR-END                                          2001           2000
------------------------------------------------------------------------------------------------
CONSUMER
In U.S. offices
   Mortgage and real estate(1)(2)                                     $   80,099      $  73,166
   Installment, revolving credit, and other                               84,367         78,017
                                                                      --------------------------
                                                                         164,466        151,183
                                                                      --------------------------
In offices outside the U.S.
   Mortgage and real estate(1)(3)                                         27,703         24,988
   Installment, revolving credit, and other                               54,276         55,515
   Lease financing                                                           391            427
                                                                      --------------------------
                                                                          82,370         80,930
                                                                      --------------------------
                                                                         246,836        232,113
Unearned income                                                           (2,677)        (3,234)
                                                                      --------------------------
CONSUMER LOANS  --  NET OF UNEARNED INCOME                               244,159        228,879
------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
In U.S. offices
   Commercial and industrial(4)                                           34,147         39,188
   Lease financing                                                        18,518         14,864
   Mortgage and real estate(1)                                               515          1,017
                                                                      --------------------------
                                                                          53,180         55,069
                                                                      --------------------------
In offices outside the U.S.
   Commercial and industrial(4)                                           76,459         69,111
   Mortgage and real estate(1)                                             2,859          1,720
   Loans to financial institutions                                        10,456          9,630
   Lease financing                                                         3,788          3,689
   Governments and official institutions                                   4,033          1,952
                                                                      --------------------------
                                                                          97,595         86,102
                                                                      --------------------------
                                                                         150,775        141,171
Unearned income                                                           (3,261)        (3,462)
                                                                      --------------------------
COMMERCIAL LOANS  --  NET OF UNEARNED INCOME                          $  147,514      $ 137,709
================================================================================================

(1)  Loans secured primarily by real estate.
(2) Includes $4.9 billion in 2001 and $3.7 billion in 2000 of commercial real estate loans related to community banking and private banking activities.
(3) Includes $2.5 billion in 2001 and $2.7 billion in 2000 of loans secured by commercial real estate.
(4)  Includes loans not otherwise separately categorized.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral. The following table presents information about impaired loans.

IN MILLIONS OF DOLLARS AT YEAR-END                        2001            2000           1999
-------------------------------------------------------------------------------------------------
Impaired commercial loans                                $3,553          $1,803         $1,510
Other impaired loans(1)                                     339             100            185
                                                         ----------------------------------------
Total impaired loans(2)                                  $3,892          $1,903         $1,695
=================================================================================================
Impaired loans with valuation allowances                 $3,481          $1,539         $1,381
Total valuation allowances(3)                               910             467            411
-------------------------------------------------------------------------------------------------
During the year:
   Average balance of impaired loans                     $3,067          $1,813         $1,789
   Interest income recognized on impaired loans              87              96             75
=================================================================================================

(1) Primarily commercial real estate loans related to community and private banking activities.
(2) At year-end 2001, approximately 17% of these loans were measured for impairment using the fair value of the collateral, compared with approximately 23% at year-end 2000.
(3)  Included in the allowance for credit losses.

For the loan portfolios where the Company continues to manage loans after they have been securitized, the following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at December 31, 2001 and 2000, and credit losses, net of recoveries, for the years ended December 31, 2001 and 2000:

                                                        2001                               2000
-------------------------------------------------------------------------------------------------------------
                                                                 HOME                               Home
                                                                EQUITY                             Equity
                                            CREDIT CARD        AND AUTO          Credit           and Auto
MANAGED LOANS                               RECEIVABLES         LOANS       Card Receivables       Loans
-------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS
Principal amounts, at year-end:
Total managed                                 $ 108.7           $  27.4          $ 104.0             $33.0
Securitized amounts                             (67.1)             (1.3)           (57.0)             (3.6)
-------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET(1)                           $  41.6           $  26.1          $  47.0             $29.4
-------------------------------------------------------------------------------------------------------------

IN MILLIONS OF DOLLARS
-------------------------------------------------------------------------------------------------------------
Delinquencies, at year-end:
Total managed                                 $2,141            $ 1,174            1,503             $ 794
Securitized amounts                           (1,268)               (14)            (925)              (87)
-------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET(1)                           $  873            $ 1,160           $  578             $ 707
-------------------------------------------------------------------------------------------------------------

IN MILLIONS OF DOLLARS
-------------------------------------------------------------------------------------------------------------
Credit losses, net of recoveries,
for the year ended December 31:
Total managed                                 $ 5,603           $   720           $3,986             $ 619
Securitized amounts                            (3,140)             (111)          (2,216)              (12)
-------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET(1)                           $ 2,463           $   609           $1,770             $ 607
----------------------------------------------===============================================================

(1)  Includes loans held for sale.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ALLOWANCE FOR CREDIT LOSSES

IN MILLIONS OF DOLLARS                                         2001            2000           1999
-------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR            $  8,961          $8,853         $8,596
Additions
     Consumer provision for credit losses                      5,316           4,345          4,169
     Commercial provision for credit losses                    1,474             994            591
                                                            -------------------------------------------
TOTAL PROVISION FOR CREDIT LOSSES                              6,790           5,339          4,760
                                                            -------------------------------------------
Deductions
     Consumer credit losses                                    6,233           5,352          4,862
     Consumer credit recoveries                                 (853)           (929)          (769)
                                                            -------------------------------------------
NET CONSUMER CREDIT LOSSES                                     5,380           4,423          4,093
                                                            -------------------------------------------
     Commercial credit losses                                  2,045             906            746
     Commercial credit recoveries(1)                            (407)           (135)          (156)
                                                            -------------------------------------------
NET COMMERCIAL CREDIT LOSSES                                   1,638             771            590
                                                            -------------------------------------------
Other  --  net(2)                                              1,355             (37)           180
                                                            -------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR                   $10,088          $8,961         $8,853
=======================================================================================================

(1) Includes amounts received under credit default swaps purchased from third parties.
(2) Includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB in 2001. Also includes the addition of allowance for credit losses related to other acquisitions and the impact of foreign currency translation effects.

9.   SECURITIZATION ACTIVITY

Citicorp and its subsidiaries securitize primarily credit card receivables, mortgages, home equity loans and auto loans.

After securitizations of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trust. The Company also provides credit enhancement to the trust using cash collateral accounts. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citicorp subsidiary that sold the receivables.

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

The following table summarizes certain cash flows received from and paid to securitization trusts during the year ended December 31:

                                                                              2001                               2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  MORTGAGES(1)                       Mortgages(1)
                                                                                       AND                                and
IN BILLIONS OF DOLLARS                                           CREDIT CARDS          AUTO         Credit Cards          Auto
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                   $ 22.7             $24.3           $  9.1             $13.8
Proceeds from collections reinvested in new receivables              131.4               0.4            127.2               0.2
Servicing fees received                                                1.2               0.3              1.0               0.3
Cash flows received on retained interests and other net cash           3.6               0.4              2.8               0.4
flows
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes mortgages and home equity loans.

For the years ended December 31, 2001 and 2000, the Company recognized $258 million and $108 million, respectively, of gains on securitizations of mortgages, home equity loans and auto loans.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used for mortgages during the year ended December 31, 2001 in measuring the fair value of retained interests at the date of sale or securitization follow:

------------------------------------------------------------------------
Discount rate                                              9.5% to 12.3%
Constant prepayment rate                                    6.9% to 8.4%
Anticipated net credit losses                                      0.02%
========================================================================

As required by SFAS 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

At December 31, 2001, for mortgages, auto loans and manufactured housing loans, the key assumptions, presented by product groups, and the sensitivity of the fair value of retained interests to two adverse changes in each of the key assumptions were as follows:

IN MILLIONS OF DOLLARS
-------------------------------------------------------------------------------
Carrying value of retained interests                                  $2,360.8
-------------------------------------------------------------------------------
Discount rate                                                9.5%; 15.0%; 13.0%
+10%                                                                 ($   90.8)
+20%                                                                 ($  175.4)
-------------------------------------------------------------------------------
Constant prepayment rate                           17.1%; 14.1% to 19.3%; 10.5%
+10%                                                                 ($  104.3)
+20%                                                                 ($  214.7)
-------------------------------------------------------------------------------
Anticipated net credit losses                       0.04%; 6.7% to 14.0%; 13.1%
+10%                                                                 ($   54.6)
+20%                                                                 ($  119.0)
===============================================================================

10.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Generally, depreciation and amortization are computed on the straight-line basis over the estimated useful life of the asset or the lease term. Depreciation and amortization expense was $1.036 billion in 2001 and $1.358 billion in 2000.

11.  PURCHASED FUNDS AND OTHER BORROWINGS(1)

IN MILLIONS OF DOLLARS AT YEAR-END                                                    2001           2000
-------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under repurchase agreements            $30,328       $  7,191
Commercial paper                                                                    12,215         37,656
Other funds borrowed                                                                14,369         15,987
                                                                                -----------------------------
TOTAL                                                                              $56,912       $ 60,834
=============================================================================================================

(1)  Original maturities of less than one year.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  LONG-TERM DEBT(1)

At December 31, long-term debt was as follows:

                                       WEIGHTED
                                       AVERAGE
IN MILLIONS OF DOLLARS                  COUPON      MATURITIES         2001           2000
----------------------------------------------------------------------------------------------
PARENT COMPANY
Senior notes                              3.82%     2002-2025        $13,522       $  4,178
Subordinated notes                        7.30      2002-2035         16,188         13,622
SUBSIDIARIES(2)
Senior notes                              7.51      2002-2037         49,943         61,135
Subordinated notes                        7.62      2002-2028          1,400          1,400
----------------------------------------------------------------------------------------------

Senior notes                                                          63,465         65,313
Subordinated notes                                                    17,588         15,022
                                                                     -------------------------
TOTAL                                                                $81,053       $ 80,335
==============================================================================================

(1) Original maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.

(2) Approximately 71% in 2001 and 87% in 2000 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 50% in 2001 and 97% in 2000 was secured by the assets of the subsidiary.

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

Subsidiaries' subordinated notes include $975 million of guaranteed beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I, II, and III, wholly-owned trusts whose sole assets are $309 million of 7.933% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp both due 2027, and $232 million of 7.100% of Junior Subordinated Deferrable Interest Debentures of Citicorp due 2028.

At December 31, 2001, Citicorp had converted, through the use of derivative contracts, $41.1 billion of its $56.0 billion of fixed rate debt into variable rate obligations. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances. At year-end 2001, Citicorp's overall weighted average rate for long-term debt was 5.71% on a contractual basis and 5.22% including the effects of derivative contracts.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

IN MILLIONS OF DOLLARS           2002          2003          2004          2005          2006     THEREAFTER
--------------------------------------------------------------------------------------------------------------
Parent Company               $  3,563      $  3,817        $3,133        $1,387        $2,329       $15,482
Subsidiaries                   18,888        10,156         5,640         4,721         2,923         9,014
                            ----------------------------------------------------------------------------------
                             $ 22,451      $ 13,973        $8,773        $6,108        $5,252       $24,496
==============================================================================================================

13.  FEES AND COMMISSIONS

Trust, agency, and custodial fees included in fees and commissions were $2.1 billion in 2001, $2.0 billion in 2000, and $1.5 billion in 1999.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  RESTRUCTURING- AND MERGER-RELATED ITEMS

IN MILLIONS OF DOLLARS                           2001            2000           1999
----------------------------------------------------------------------------------------
Restructuring charges                            $315            $576           $166
Changes in estimates                              (40)            (64)          (157)
Accelerated depreciation                           61              68            180
                                                 ---------------------------------------
TOTAL RESTRUCTURING-RELATED ITEMS                 336             580            189
Merger-related items                                -             158              -
                                                 ---------------------------------------
TOTAL RESTRUCTURING- AND MERGER-RELATED ITEMS    $336            $738           $189
========================================================================================

During 2001, Citicorp recorded restructuring charges of $315 million. Of the $315 million, $186 million related to the downsizing of certain functions in the Global Corporate and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring- and merger-related items" in the Consolidated Statements of Income. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented over the next year. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

The $299 million related to employee severance reflects the cost of eliminating approximately 10,160 positions, including 4,200 in Citicorp's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 1,060 in the Global Corporate business related to other restructuring initiatives. Approximately 1,220 of these positions were in the United States.

The 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $168 million of severance and other costs (of which $102 million of employee severance and $16 million of leasehold and other exit costs have been paid in cash and $50 million is legally obligated), together with translation effects. Through December 31, 2001, approximately 6,500 gross staff positions have been eliminated under these programs.

During 2000, Citicorp recorded restructuring charges of $576 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $576 million charge, $474 million related to the acquisition of Associates includes the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of Corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $576 million charge related to operations in the United States.

The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,600 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions related to the United States. In 2000, an additional reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

As of December 31, 2001, the 2000 restructuring reserve utilization included $184 million of asset impairment charges and $299 million of severance and other exit costs (of which $142 million related to employee severance and $107 million related to leasehold and other exit costs have been paid in cash and $50 million is legally obligated), together with translation effects. The remaining reserve for 2000 restructuring initiatives of $87 million at December 31, 2001 is expected to be substantially utilized by the end of the first quarter of 2002. Through December 31, 2001, approximately 5,250 gross staff positions have been eliminated under these programs.

During 2000, the Company also recorded $158 million of merger-related costs which included legal, advisory, and SEC filing fees, as well as other costs of administratively closing the acquisition of Associates.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges of $61 million, $68 million and $180 million (in addition to normal scheduled depreciation on those assets) were recognized over the shortened lives in 2001, 2000, and 1999, respectively.

The status of the 2001, 2000, and 1999 restructuring initiatives is summarized in the following table:

RESTRUCTURING RESERVE ACTIVITY

                                                                   Restructuring Initiatives
                                                            ------------------------------------------
IN MILLIONS OF DOLLARS                                        2001            2000           1999
------------------------------------------------------------------------------------------------------
Original charges                                            $    315        $    576       $    117

Acquisitions(1)
2001                                                             112               -              -
2000                                                               -              23              -
1999                                                               -               -            146
                                                            ------------------------------------------
                                                                 112              23            146
                                                            ------------------------------------------
Utilization(2)
2001                                                            (233)           (228)             -
2000                                                               -            (255)           (51)
1999                                                               -               -           (212)
                                                            ------------------------------------------
                                                                (233)           (483)          (263)
                                                            ------------------------------------------
Changes in estimates

2001                                                              (5)            (29)             -
2000                                                               -               -              -
1999                                                               -               -              -
                                                            ------------------------------------------
                                                                  (5)              -              -
------------------------------------------------------------------------------------------------------
RESERVE BALANCE AT DECEMBER 31, 2001                        $    189        $     87       $      -
======================================================================================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. During 2001, changes in estimates resulted in the reduction of the reserve for 2001 restructuring initiatives of $5 million, a reduction of $29 million for 2000 restructuring initiatives and a reduction of $6 million for 1998 and 1997 restructuring initiatives. During 2000 and 1999, changes in estimates resulted in reductions in the reserve for 1998 restructuring initiatives of $64 million and $121 million, respectively, attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. Changes in estimates related to 1997 restructuring initiatives, which were fully utilized as of December 31, 1999, were $36 million in 1999. Changes in estimates related to the 1997 restructuring initiatives are attributable to lower severance costs due to higher than anticipated levels of attrition and redeployment within the Company, and other unforeseen changes including those resulting from the merger with Travelers.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES

IN MILLIONS OF DOLLARS                                                                      2001            2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT:
   Federal                                                                                 $2,059          $1,571         $1,528
   Foreign                                                                                  2,290           2,139          1,984
   State                                                                                      157             269            187
                                                                                       --------------------------------------------
                                                                                            4,506           3,979          3,699
DEFERRED:
   Federal                                                                                    573             559            238
   Foreign                                                                                    105             178           (113)
   State                                                                                      167              50            101
                                                                                       --------------------------------------------
                                                                                              845             787            226
                                                                                       --------------------------------------------
PROVISION FOR INCOME TAX BEFORE MINORITY INTEREST(1)                                        5,351           4,766          3,925
                                                                                       --------------------------------------------
Provision (benefit) for income tax on cumulative effect of accounting changes                 (84)              -              -
  INCOME TAX EXPENSE (BENEFIT) REPORTED IN STOCKHOLDER'S EQUITY RELATED TO:
   Foreign currency translation                                                              (310)            (37)           (39)
   Securities available for sale                                                              119            (190)           163
   Employee stock plans                                                                        (1)            (36)           (28)
   Cash flow hedges                                                                           179               -              -
                                                                                       --------------------------------------------
INCOME TAXES BEFORE MINORITY INTEREST                                                      $5,254          $4,503         $4,021
===================================================================================================================================

(1) Includes the effect of securities transactions resulting in a provision of $27 million in 2001, $292 million in 2000 and $111 million in 1999.

The reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate applicable to income (before minority interest and cumulative effect of accounting changes) for the years ended December 31 was as follows:

                                                              2001            2000           1999
----------------------------------------------------------------------------------------------------
FEDERAL STATUTORY RATE                                        35.0%           35.0%          35.0%
Limited taxability of investment income                       (0.6)           (0.5)          (0.6)
State income taxes, net of Federal income tax benefit          1.4             1.6            1.8
Other, net                                                    (0.6)            0.4            1.2
                                                             ---------------------------------------
EFFECTIVE INCOME TAX RATE                                     35.2%           36.5%          37.4%
====================================================================================================

Deferred income taxes at December 31 related to the following:

IN MILLIONS OF DOLLARS                                             2001           2000
------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Credit loss deduction                                             $4,173         $2,973
Unremitted foreign earnings                                           49          1,991
Employee benefits                                                    878            363
Interest related items                                               379            360
Foreign and state loss carryforwards                                 290            293
Other deferred tax assets                                            763            778
                                                                 -------------------------
GROSS DEFERRED TAX ASSETS                                          6,532          6,758
Valuation allowance                                                  200            220
                                                                 -------------------------
DEFERRED TAX ASSETS AFTER VALUATION ALLOWANCE                      6,332          6,538
                                                                 -------------------------
DEFERRED TAX LIABILITIES:
Investments                                                         (801)          (898)
Leases                                                            (1,850)        (1,624)
Other deferred tax liabilities                                    (1,573)        (1,433)
                                                                 -------------------------
GROSS DEFERRED TAX LIABILITIES                                    (4,224)        (3,955)
                                                                 -------------------------
NET DEFERRED TAX ASSETS                                           $2,108         $2,583
==========================================================================================

Foreign pretax earnings approximated $7.7 billion in 2001, $6.9 billion in 2000 and $5.0 billion in 1999. As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all of its foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. In addition, certain of Citicorp's U.S. income is subject to foreign income tax where the payor of such income is domiciled outside the United States. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2001, $709 million of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

invested. At the existing U.S. federal income tax rate, additional taxes of $166 million would have to be provided if such earnings were remitted.

The valuation allowance of $200 million at December 31, 2001 is primarily reserved for specific state, local and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal and the above jurisdictions.

Management believes that the realization of the recognized net deferred tax asset of $2.108 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup has reported pretax financial statement income of approximately $20 billion on average over the last three years and has generated Federal taxable income exceeding $13 billion, on average, each year during this same period.

16.  REGULATORY CAPITAL

Citicorp is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB), and its U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary regulators. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

To be "well capitalized" under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2001, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized." At December 31, 2001, regulatory capital as set forth in guidelines issued by the U.S. Federal bank regulators is as follows:

                                                  Minimum
IN MILLIONS OF DOLLARS                            Required         Citicorp       CITIBANK, N.A.
------------------------------------------------------------------------------------------------
Tier 1 capital                                                    $42,188           $31,763
Total capital(1)                                                   62,871            46,778
Tier 1 capital ratio                               4.00%             8.33%             9.23%
Total capital ratio(1)                             8.00%            12.41%            13.60%
Leverage ratio(2)                                  3.00%             6.85%             7.16%
================================================================================================

(1)  Total capital includes Tier 1 and Tier 2.
(2)  Tier 1 capital divided by adjusted average assets.

There are various legal limitations on the extent to which Citicorp's bankingQ subsidiaries may pay dividends to their parent. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2002, without regulatory approval, of approximately $9.1 billion adjusted by the effect of their net income (loss) for 2002 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends of approximately $8.9 billion of the available $9.1 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2001 are as follows:

                                                                                                                      ACCUMULATED
                                                                                     FOREIGN                         OTHER CHANGES
                                                                NET UNREALIZED       CURRENCY                        IN EQUITY FROM
                                                                GAINS (LOSSES)     TRANSLATION        CASH FLOW        NONOWNER
IN MILLIONS OF DOLLARS                                           INVESTMENTS        ADJUSTMENT         HEDGES           SOURCES
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999                                           ($  31)         ($   453)           $   -           ($  484)
Unrealized losses on investments, net of tax of $274                  472                 -                -               472
Less: Reclassification adjustment for gains included in
  net income, net of tax of ($111)                                   (205)                -                -              (205)
Foreign currency translation adjustment, net of tax of ($39)            -               (36)               -               (36)
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                 267               (36)               -               231
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                            236              (489)               -              (253)
Unrealized gains on investments, net of tax of $102                   293                 -                -               293
Less: Reclassification adjustment for gains included in
  net income, net of tax of ($292)                                   (543)                -                -              (543)
Foreign currency translation adjustment, net of tax of ($37)            -              (266)               -              (266)
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                (250)             (266)               -              (516)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                            (14)             (755)               -              (769)
Cumulative effect of accounting change, net of tax of $98(1)           86                19               65               170
Unrealized gains on investments, net of tax of $96                    197                 -                -               197
Less: Reclassification adjustment for gains included in
  net income, net of tax of ($27)                                     (50)                -                -               (50)
Foreign currency translation adjustment, net of tax of ($321)           -            (1,156)               -            (1,156)
Cash flow hedges, net of tax of $142                                    -                 -              247               247
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                 233            (1,137)             312              (592)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                          $ 219          ($ 1,892)           $ 312           ($1,361)
===================================================================================================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.

18.  EMPLOYEE BENEFITS

RETIREMENT BENEFITS

Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

Citicorp participates with affiliated companies in the Citigroup pension plans which resulted in net (benefit) expense of ($39) million, ($29) million, and $61 million in 2001, 2000 and 1999, respectively. The Company also has various defined benefit pension termination indemnity plans covering employees outside the United States which resulted in net expense of $128 million, $80 million and $97 million in 2001, 2000 and 1999, respectively.

At December 31, 2001, the Citigroup U.S. plans' projected benefit obligations were $7.8 billion, and plan assets were $8.2 billion based upon a discount rate of 7.25%, and a rate of return of 9.5%. Projected benefit obligations and plan assets for Citicorp's non-U.S. plans were $2.3 billion and $1.8 billion, respectively, at December 31, 2001.

The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The net expenses relating to these plans were $15 million, $24 million, and $36 million for the U.S. plans, and $42 million, $13 million and $13 million for non-US plans in 2001, 2000 and 1999, respectively.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PROGRAMS

The Company participates in a number of stock option programs sponsored by Citigroup that provide for the granting of stock options in Citigroup common stock to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, Citigroup options vest over a five-year period. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Generally, options granted under Associates predecessor plans vest over a three-year period. Certain options permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

To further encourage employee stock ownership, eligible employees participate in the Citigroup Ownership Program and the Citibuilder stock option program. Commencing in 2001, new grants are made under the Citigroup Ownership Program. Options granted under the Citigroup Ownership program vest over a five-year period, whereas options granted under the Citibuilder program vest after five years. These options do not have a reload feature.

During 1998, a group of key Citicorp employees was granted 12,680,000 performance-based options at an equivalent Citigroup strike price of $24.13. These performance-based options vested in 1999 when Citigroup's stock price reached $40.00 per share. The cost of performance-based options is measured as the difference between the exercise price and market price required for vesting. After-tax expense recognized on these performance-based options was $68 million in 1999. All of the expense related to these grants has been recognized.

THE RESTRICTED STOCK PROGRAM

The Company participates in Citigroup's Capital Accumulation Program (CAP) which provides for the issuance of Citigroup common stock in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a three-year period during which time the stock cannot be sold or transferred by the participant and is subject to total or partial forfeiture if the participant's employment is terminated. Certain CAP participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is included in other assets in the balance sheet, and is recognized as a charge to income ratably over the vesting period.

Information with respect to restricted stock awards is as follows:

                                                                                      2001            2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Shares awarded                                                                     1,261,956        2,360,641           230,503
Weighted average fair market value per share                                      $    45.38       $    35.76          $  34.49
After-tax compensation cost charged to earnings (IN MILLIONS OF DOLLARS)          $       52       $       26          $     16
===================================================================================================================================

CITIGROUP 401(k)

Under the Citigroup 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with the plan amounted to $30 million in 2001, $29 million in 2000, and $31 million in 1999.

STOCK PURCHASE PROGRAM

Stock Purchase Program offerings, which are administered under the Citigroup 2000 Stock Purchase Plan and the Citicorp 1997 Stock Incentive Plan, allow eligible employees to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. Subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Stock Purchase Program are to be sourced from authorized and unissued shares or treasury shares. The original offering under the Citigroup Stock Purchase Plan was in August 2000. In 2001, three additional offerings were made to new employees in March, July, and November 2001.

A previous offering under the 1997 Stock Purchase Plan allowed eligible employees of Citicorp to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Such shares could be purchased from time to time

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through the expiration date. Shares of Citigroup's common stock delivered under the Stock Purchase Plan were sourced from treasury shares. All current offerings will expire in September 2002.

Following is the share activity under the August 2000 and 1997 fixed-price offering for the purchase of shares at the equivalent Citigroup price of $52.92 and $22.65 per share, respectively. The fixed-price offerings for the purchase of shares for the offerings made in March, July, and November 2001 were $44.98, $50.21, and $45.52, respectively. The 1997 offering expired on June 30, 1999.

                                                                 2001             2000              1999
-------------------------------------------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED SHARES AT BEGINNING OF YEAR            16,200,878                -        15,090,212
Subscriptions entered into                                     1,942,784       16,617,051                 -
Shares purchased                                                  57,214            1,647        13,765,639
Canceled or terminated                                         3,868,574          414,526         1,324,573
-------------------------------------------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED SHARES AT END OF YEAR                  14,217,874       16,200,878                 -
=============================================================================================================

PRO FORMA IMPACT OF SFAS NO. 123

Citigroup applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans under which there is generally no charge to earnings for employee stock option awards (other than performance-based options).

Alternatively, FASB rules would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally, equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date.

Under both methods, an offsetting increase to stockholder's equity is recorded equal to the amount of compensation expense charged.

Had the Company applied SFAS No. 123 in accounting for Citigroup's stock option plans, compensation expense and net income would have been the pro forma amounts indicated below:

                                                        2001                         2000                        1999
                                             -------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                        AS REPORTED    PRO FORMA    As Reported     Pro Forma    As Reported    Pro Forma
----------------------------------------------------------------------------------------------------------------------------------
Compensation expense related
  to stock option plans                      $        -      $    214      $      -         $  387       $   108        $  468
Net income                                        9,642         9,428         8,110          7,860         6,571         6,324
==================================================================================================================================

The pro forma adjustments relate to stock options granted from 1995 through 2001, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. The pro forma information above reflects the compensation expense that would have been recognized under SFAS No. 123 for Citicorp and Associates. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

SFAS No. 123 requires that reload options be treated as separate grants from the related original grants. Under Citigroup's reload program, upon exercise of an option, employees tender previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes. Reload options vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of Citigroup's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

Shares received through option exercises under the reload program are subject to restrictions on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of options granted to reflect these sale restrictions.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional valuation and related assumption information for Citigroup option plans are presented below:

FOR OPTION GRANTED DURING                                 2001             2000           1999
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE FAIR VALUE
   Options                                             $   12.68         $  11.04       $  10.65
WEIGHTED AVERAGE EXPECTED LIFE
   Original grants                                       3 YEARS          3 years        3 years
   Reload grants                                          1 YEAR           1 year         1 year
VALUATION ASSUMPTIONS
   Expected volatility                                     39.22%           42.03%          40.6%
   Risk-free interest rate                                  4.75%            6.28%          5.48%
   Expected annual dividends per share                 $    0.92         $   0.76       $   0.47
   Expected annual forfeitures                                 5%               5%             5%
=======================================================================================================

19.  DERIVATIVES AND OTHER ACTIVITIES

The following table summarizes certain information related to the Company's hedging activities for the year ended December 31, 2001:

                                                                                 YEAR ENDED
IN MILLIONS OF DOLLARS                                                        DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
   Hedge ineffectiveness recognized in earnings                                 $     126
   Net gain excluded from assessment of effectiveness                                  76
CASH FLOW HEDGES:
   Hedge ineffectiveness recognized in earnings                                        33
   Amount excluded from assessment of effectiveness                                     -
NET INVESTMENT HEDGES:
   Net gain included in foreign currency translation adjustment within
     accumulated other changes in equity from nonowner sources                        358
=================================================================================================

Additionally, $423 million of net gains is expected to be reclassified from accumulated other changes in equity from nonowner sources within twelve months from December 31, 2001.

The accumulated other changes in equity from nonowner sources from cash flow hedges for 2001 can be summarized as follows (net of taxes):

                                                     YEAR ENDED
IN MILLIONS OF DOLLARS                           DECEMBER 31, 2001
---------------------------------------------------------------------
Beginning balance(1)                                    $  65
Net gains from cash flow hedges                           393
Net amounts reclassified to earnings                     (146)
                                                      ---------------
Ending balance                                          $ 312
=====================================================================

(1) Results from the cumulative effect of accounting change for cash flow hedges.

Citicorp enters into derivative and foreign exchange futures, forwards, options, and swaps, which enable customers to transfer, modify, or reduce their interest rate, foreign exchange, and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, commercial and consumer loans, deposit liabilities, long-term debt, and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures, and foreign exchange transactions.

Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time, a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

Citicorp also sells various financial instruments that have not been purchased (short sales). In order to sell securities short, the securities are borrowed or received as collateral in conjunction with short-term financing agreements and, at a later date, must be delivered (i.e., replaced) with like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed.

Derivatives and short sales may expose Citicorp to market risk or credit risk in excess of the amounts recorded on the balance sheet. Market risk on a derivative, short sale, or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates, and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

20.  RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

21.  CONCENTRATIONS OF CREDIT RISK

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

22.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The data represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, for loans where available, and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and a premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

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

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          2001               2000
                                                    --------------------------------------------------------
                                                                     ESTIMATED                      Estimated
                                                      CARRYING            FAIR       Carrying            Fair
IN BILLIONS OF DOLLARS AT YEAR-END                       VALUE           VALUE          Value           Value
------------------------------------------------------------------------------------------------------------
ASSETS AND RELATED INSTRUMENTS
Investments                                            $  89.6         $  89.6        $  57.7        $  57.7
Trading account assets                                    39.5            39.5           39.3           39.3
Loans(1)                                                 358.9           374.3          337.6          350.5
Other financial assets(2)                                 75.0            74.7           64.0           64.4
LIABILITIES AND RELATED INSTRUMENTS
Deposits                                                 379.0           378.6          302.7          302.7
Trading account liabilities                               22.3            22.3           27.8           27.8
Long-term debt                                            81.1            83.4           80.3           80.7
Other financial liabilities(3)                            85.3            85.3           77.2           76.9
============================================================================================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $22.7 billion and $20.0 billion of lease finance receivables in 2001 and 2000, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under resale agreements, and customers' acceptance liability for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of loans held for sale, interest and fees receivable, and financial instruments included in other assets on the Consolidated Balance Sheets.
(3) Includes acceptances outstanding, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of purchased funds and other borrowings, financial instruments included in accrued taxes and other expense, and other liabilities on the Consolidated Balance Sheets.

Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into.

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $15.4 billion at year-end 2001 and $12.9 billion in 2000. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $10.9 billion, an increase of $1.6 billion from year-end 2000, and for commercial loans net of the allowance by $4.5 billion, which was an increase of $0.9 billion from year-end 2000. The increase in estimated fair values in excess of carrying values of consumer loans and commercial loans is primarily due to the lower interest rate environment in 2001.

The estimated fair value of credit card securitizations was $0.3 billion less than their carrying value at December 31, 2001, which is $0.6 billion less than December 31, 2000, when the estimated fair value exceeded the carrying value by $0.3 billion. This decrease is due to the effects of a lower interest rate environment on the fixed-rate investor certificates.

For 2001, all end-user derivative contracts, which are included in other assets and other liabilities in the previous table, are carried at fair value. At December 31, 2000, the gross difference between the fair value and carrying amount was $0.7 billion for contracts whose fair value exceeds carrying value, and $0.5 billion for contracts whose carrying value exceeds fair value.

23.  PLEDGED ASSETS, COLLATERAL AND COMMITMENTS

PLEDGED ASSETS

At December 31, 2001 and 2000, certain investment securities, trading account assets, and other assets with a carrying value of $62.5 billion and $50.3 billion, respectively, were pledged as collateral, of which $47.5 billion in both 2001 and 2000 may not be sold or repledged by the secured parties, for borrowings to secure public and trust deposits, and for other purposes.

COLLATERAL

At December 31, 2001 and 2000, the approximate market value of collateral received by the Company that may be sold or repledged by the Company was $1.6 billion and $2.7 billion, respectively. This collateral was received in connection with resale agreements and derivative transactions. At December 31, 2001 and 2000, $942 million and $1.2 billion, respectively, of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, and derivative transactions.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOAN COMMITMENTS

IN MILLIONS OF DOLLARS AT YEAR-END                                                    2001              2000
----------------------------------------------------------------------------------------------------------------
One-to-four family residential mortgages                                         $   5,470         $   2,456
Revolving open-end loans secured by 1-4 family residential properties                7,107             6,164
Commercial real estate, construction and land development                            1,804             1,250
Credit card lines                                                                  387,396           347,383
Commercial and other consumer loan commitments(1)                                  215,368           203,847
                                                                                 -------------------------------
Total                                                                            $ 617,145         $ 561,100
================================================================================================================

(1) Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities.

The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.7 billion and $6.8 billion at December 31, 2001 and 2000, respectively.

LOANS SOLD WITH CREDIT ENHANCEMENTS

                                             AMOUNTS
                                       ---------------------
IN BILLIONS OF DOLLARS AT YEAR-END        2001       2000                                                 FORM OF CREDIT ENHANCEMENT
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgages and                                        2001: Recourse obligation $3.5, and put options as described below.
  other loans sold with recourse(1)      $  7.7      $10.4    2000: Recourse obligation of $5.1, and put options as described below.
GNMA sales/servicing agreements(2)         13.4       16.1                                             Secondary recourse obligation
Securitized credit card receivables        66.8       57.0                    Includes net revenue over the life of the transaction.
                                                                  Also includes other recourse obligations of $1.0 in 2001 and 2000.
====================================================================================================================================

(1)  Residential mortgages represent 57% of amounts in 2001 and 71% in 2000.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $139 million at December 31, 2001 and $66 million at December 31, 2000. Net revenue from securitized credit card receivables included in other revenue was $2.1 billion, $2.4 billion, and $2.1 billion for the years ended December 31, 2001, 2000, and 1999, respectively.

Various put options were written during 2000 and 1999 which require Citicorp to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. The put option at year-end 2001 is exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables, of which approximately $133 million was exercised in 2000. If exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. Two option contracts from 2000 that were exercised in 2001 were the following: a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion principal amount of notes secured by home equity loan receivables only to the extent the securitization trust cannot meet its obligation under a separate put option by the trust which is exercisable at any time after March 15, 2000; and a put option, originally exercisable at any time after September 15, 2000, the exercise of which had been extended to April 12, 2001, with respect to an aggregate of up to approximately $1.25 billion of notes secured by home equity loan receivables only to the extent the notes are not purchased by the securitization trust pursuant to a separate put option issued by the trust and exercisable at any time after June 15, 2000. The aggregate amortized amount of these options was approximately $1.4 billion at December 31, 2001 and $3.4 billion at December 31, 2000.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded liabilities totaling approximately $6 million at December 31, 2001 and $17 million at December 31, 2000 in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the statements of income.

FINANCIAL GUARANTEES

                                                                                                  2001           2000
                                                             -------------------------------------------------------------
                                                                 EXPIRE          EXPIRE       TOTAL AMOUNT   Total Amount
IN BILLIONS OF DOLLARS AT YEAR-END                            WITHIN 1 YEAR   AFTER 1 YEAR    OUTSTANDING     Outstanding
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL
   Insurance, surety                                             $  2.8           $ 6.7          $  9.5         $  8.0
   Options, purchased securities, and escrow                        0.3             0.1             0.4            0.3
   Clean letters of credit                                          3.3             1.0             4.3            4.5
   Backstop state, county, and municipal securities                   -               -               -            0.1
   Other debt related                                               7.4             2.7            10.1           10.2
                                                             -------------------------------------------------------------
TOTAL(1)                                                         $ 13.8           $10.5          $ 24.3         $ 23.1
==========================================================================================================================

(1) Total is net of cash collateral of $2.2 billion in 2001 and $2.0 billion in 2000. Collateral other than cash covered 30% of the total in 2001 and 24% in 2000.

Financial guarantees, summarized above, are used in various transactions to enhance the credit standing of Citibank customers. They represent irrevocable assurances that Citibank will make payment in the event that the customer fails to fulfill its obligations to third parties. Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $19.9 billion at December 31, 2001 and $15.5 billion at December 31, 2000, and performance standby letters of credit.

LEASE COMMITMENTS

Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment. Minimum rental commitments on non-cancelable leases in the aggregate were $4.9 billion, and for each of the five years subsequent to December 31, 2001 were $748 million (2002), $637 million (2003), $531 million (2004), $571 million (2005), and $339 million (2006). The minimum rental commitments do not include minimum sublease rentals under non-cancelable subleases of $802 million. Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $1.1 billion in 2001, excluding $82 million of sublease rental income, $996 million in 2000, excluding $52 million of sublease rental income, and $945 million in 1999, excluding $54 million of sublease rental income.

24.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

ASSOCIATES FIRST CAPITAL CORPORATION (AFCC)

In connection with Citigroup's November 30, 2000 acquisition of AFCC in which AFCC became a wholly-owned subsidiary of Citicorp, Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of AFCC and Associates Corporation of North America, a subsidiary of AFCC (ACONA).

Effective as of August 10, 2001, Citicorp Banking Corporation, the parent company of CCC, transferred 100% of the stock of CCC to AFCC in exchange for convertible preferred stock of AFCC, making CCC a wholly-owned subsidiary of AFCC. The consolidating financial statements account for a transaction in a manner similar to a pooling of interest and therefore all prior periods have been restated.

On October 2, 2001, ACONA merged with and into AFCC at which time, AFCC assumed ACONA's obligations under all debt instruments and agreements. Information included in the following financial statements under the AFCC column represents AFCC Consolidated which includes ACONA's and CCC's results.

AFCC has a combination of unutilized credit facilities of $6.8 billion as of December 31, 2001 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2001, this requirement was exceeded by approximately $49 billion.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                          YEAR ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                CITICORP                             OTHER CITICORP
                                                 PARENT                             SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                          COMPANY       CCC           AFCC    ELIMINATIONS(1)   ADJUSTMENTS(2)   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                      $3,108  $       -   $         -     $         -        ($ 3,108)      $      -
Interest from subsidiaries                         2,542          -             -          (2,542)              -              -
Interest on loans, including fees - third party        -      7,074        10,000          29,484          (7,074)        39,484
Interest on loans, including fees -
  intercompany                                         -         69         1,198          (1,198)            (69)             -
Other interest revenue                                10        180           287           8,168            (180)         8,465
Fees, commissions and other revenues                   4        608         1,775          17,538            (608)        19,317
                                                  ---------------------------------------------------------------------------------
                                                   5,664      7,931        13,260          51,450         (11,039)        67,266
                                                  ---------------------------------------------------------------------------------
EXPENSE

Interest on other borrowed funds - third party     2,436          3           408             538              (3)         3,382
Interest on other borrowed funds -
  intercompany                                         -      2,338           694            (694)         (2,338)             -
Interest and fees paid to subsidiaries               219          -             -            (219)              -              -
Interest on long-term debt -  third party              -        338         2,027           2,907            (338)         4,934
Interest on long-term debt -  intercompany             -        689         1,395          (1,395)           (689)             -
Interest on deposits                                   -         17            32          11,833             (17)        11,865
Benefits, claims and credit losses                     -      1,419         2,647           5,096          (1,419)         7,743
Other expense                                         89      1,782         3,427          20,605          (1,782)        24,121
                                                  ---------------------------------------------------------------------------------
                                                   2,744      6,586        10,630          38,671          (6,586)        52,045
                                                  ---------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                  2,920      1,345       2,630            12,779          (4,453)        15,221
Income tax (benefit)                                (100)       485         979             4,472            (485)         5,351
Minority interest, net of income taxes                 -          -           -                84               -             84
Cumulative effect of accounting changes                -          -        (103)              (41)              -           (144)
Equity in undistributed income of                  6,622          -           -                 -          (6,622)             -
subsidiaries
                                                  ---------------------------------------------------------------------------------
NET INCOME                                        $9,642  $     860 $     1,548       $     8,182        ($10,590)      $  9,642
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING INCOME STATEMENTS

                                                                          YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                             OTHER CITICORP
                                                  PARENT                             SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY        CCC         AFCC     ELIMINATIONS(1)    ADJUSTMENTS(2)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                      $1,615    $       -   $       -     $         -         ($1,615)      $      -
Dividends from other subsidiaries                    215            -           -               -            (215)             -
Interest from subsidiaries                         1,326            -           -          (1,326)              -              -
Interest on loans, including fees - third party        -        6,090       8,380          28,846          (6,090)        37,226
Interest on loans, including fees -
  intercompany                                         -            -       2,001          (2,001)              -              -
Other interest revenue                                 -          188         547           6,436            (188)         6,983
Fees, commissions and other revenues                 362          809       2,378          17,554            (809)        20,294
                                                  ----------------------------------------------------------------------------------
                                                   3,518        7,087      13,306          49,509          (8,917)        64,503
                                                  ----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third party       432            4       1,181           2,430              (4)         4,043
Interest on other borrowed funds -
  intercompany                                         -          755         755            (755)           (755)             -
Interest and fees paid to subsidiaries               246            -           -            (246)              -              -
Interest on long-term debt -  third party          1,240          377       2,978             461            (377)         4,679
Interest on long-term debt - intercompany              -        4,534         199            (199)         (4,534)             -
Interest on deposits                                   -            9          37          13,286              (9)        13,323
Benefits, claims and credit losses                     -        1,320       2,018           4,204          (1,320)         6,222
Other expense                                          8        2,097       3,863          19,450          (2,097)        23,321
                                                  ----------------------------------------------------------------------------------
                                                   1,926        9,096      11,031          38,631          (9,096)        51,588
                                                  ----------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                  1,592       (2,009)      2,275          10,878             179         12,915
Income tax (benefit)                                 (68)        (357)        754           4,080             357          4,766
Minority interest, net of income taxes                 -            -           -              39               -             39
Equity in undistributed income of subsidiaries     6,450            -           -               -          (6,450)             -
                                                  ----------------------------------------------------------------------------------
NET INCOME                                        $8,110   ($   1,652)  $   1,521     $     6,759         ($6,628)      $  8,110
-===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING INCOME STATEMENTS
                                                                          YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                CITICORP                             OTHER CITICORP
                                                 PARENT                             SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                          COMPANY      CCC         AFCC       ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                    $4,310    $       -   $       -      $          -       ($  4,310)    $        -
Dividends from other subsidiaries                  197            -           -                 -            (197)             -
Interest from subsidiaries                         887            -           -              (887)              -              -
Interest on loans, including fees - third            -        5,552       8,068            24,705          (5,552)        32,773
party
Interest on loans, including fees -
  intercompany                                       -            -       1,845            (1,845)              -              -
Other interest revenue                               -           76         238             6,320             (76)         6,558
Fees, commissions and other revenues               268          445       1,911            13,729            (445)        15,908
                                                -----------------------------------------------------------------------------------
                                                 5,662        6,073      12,062            42,022         (10,580)        55,239
                                                -----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third party     127          104       1,137             2,136            (104)         3,400
Interest on other borrowed funds -
  intercompany                                       -          342         342              (342)           (342)             -
Interest and fees paid to subsidiaries             212            -           -              (212)              -              -
Interest on long-term debt - third party           879          429       2,968               548            (429)         4,395
Interest on long-term debt - intercompany            -        3,574          10               (10)         (3,574)             -
Interest on deposits                                 -            5          41            10,770              (5)        10,811
Benefits, claims and credit losses                   -        1,095       1,972             3,393          (1,095)         5,365
Other expense                                        8        1,751       2,978            17,760          (1,751)        20,746
                                                -----------------------------------------------------------------------------------
                                                 1,226        7,300       9,448            34,043          (7,300)        44,717
                                                -----------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                4,436       (1,227)      2,614             7,979          (3,280)        10,522
Income tax (benefit)                                (5)        (571)        890             3,040             571          3,925
Minority interest, net of income taxes               -            -           -                26               -             26
Equity in undistributed income of subsidiaries   2,130            -           -                 -          (2,130)             -
                                                -----------------------------------------------------------------------------------
NET INCOME                                      $6,571   ($     656)  $   1,724      $      4,913       ($  5,981)    $    6,571
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                  DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                  CITICORP                           OTHER CITICORP
                                                   PARENT                           SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                             COMPANY      CCC        AFCC     ELIMINATIONS(1)    ADJUSTMENTS(2) CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party            $       3    $    489     $  1,575      $ 11,990     ($      489)     $  13,568
Cash and due from banks - intercompany                  15         150          161          (176)           (150)             -
Deposits at interest with banks - third party            1           -            -        19,209               -         19,210
Deposits at interest with banks - intercompany       2,454           -            -        (2,454)              -              -
Investments                                            482       2,498        4,658        84,475          (2,498)        89,615
Loans, net of unearned income - third party          1,197      56,707       65,497       324,979         (56,707)       391,673
Loans, net of unearned income - intercompany             -       5,422        1,290        (1,290)         (5,422)             -
Allowance for credit losses                              -      (1,001)      (1,286)       (8,802)          1,001        (10,088)
                                                 ----------------------------------------------------------------------------------
Loans, net of unearned income                        1,197      61,128       65,501       314,887         (61,128)       381,585
Advances to subsidiaries                            35,990           -            -       (35,990)              -              -
Investments in subsidiaries                         68,239           -            -             -         (68,239)             -
Other assets - third party                             361       4,393       12,262       130,343          (4,393)       142,966
Other assets - intercompany                             12           -        7,888        (7,900)              -              -
                                                 ----------------------------------------------------------------------------------
Total assets                                     $ 108,754    $ 68,658     $ 92,045      $514,384     ($  136,897)     $ 646,944
                                                 ==================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                         $       -    $    829     $  1,060      $377,907     ($      829)     $ 378,967
Purchased funds and other borrowings - third
party                                               12,951          83        2,027        41,934             (83)        56,912

Purchased funds and other borrowings -
  intercompany                                           -      22,920       19,207       (19,207)        (22,920)             -
Long-term debt - third party                        29,710       4,262       32,014        19,329          (4,262)        81,053
Long-term debt - intercompany                            -      31,930       26,023       (26,023)        (31,930)             -
Advances from subsidiaries                           1,622           -            -        (1,622)              -              -
Other liabilities - third party                        102       2,520        5,047        61,410          (2,520)        66,559
Other liabilities - intercompany                       916         610          380        (1,296)           (610)             -
Stockholder's equity                                63,453       5,504        6,287        61,952         (73,743)        63,453
                                                 ----------------------------------------------------------------------------------
Total                                            $ 108,754    $ 68,658     $ 92,045      $514,384     ($  136,897)     $ 646,944
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                  DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                  CITICORP                           OTHER CITICORP
                                                   PARENT                           SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                             COMPANY      CCC        AFCC     ELIMINATIONS(1)    ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party            $       3   $     198   $      198     $  11,457     $      (198)     $  11,658
Cash and due from banks - intercompany                  25          34           34           (59)            (34)             -
Deposits at interest with banks - third party           76           4          119        15,965              (4)        16,160
Deposits at interest with banks - intercompany       1,214           -            -        (1,214)              -              -
Investments                                            768       2,193        6,029        50,865          (2,193)        57,662
Loans, net of unearned income - third party          1,868      50,528       64,484       300,236         (50,528)       366,588
Loans, net of unearned income -
  intercompany                                           -           -       25,728       (25,728)              -              -
Allowance for credit losses                              -      (1,099)      (1,642)       (7,319)          1,099         (8,961)
                                                 ----------------------------------------------------------------------------------
Loans, net of unearned income                        1,868      49,429       88,570       267,189         (49,429)       357,627
Advances to subsidiaries                            29,205           -            -       (29,205)              -              -
Investments in subsidiaries                         42,855       6,311            -             -         (49,166)             -
Other assets - third party                             630       9,104       12,843        95,027          (9,104)       108,500
Other assets - intercompany                              -         970            -             -            (970)             -
                                                 ----------------------------------------------------------------------------------
Total                                            $  76,644   $  68,243   $  107,793     $ 410,025    ($   111,098)     $ 551,607
                                                 ==================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                         $       -   $     247   $      576      $302,139     $      (247)      $302,715
Purchased funds and other borrowings - third
  party                                              9,022         524       27,209        24,603            (524)        60,834
Purchased funds and other borrowings -
  intercompany                                           -      13,416       13,416       (13,416)        (13,416)             -
Long-term debt - third party                        18,805       4,966       44,223        17,307          (4,966)        80,335
Long-term debt - intercompany                            -      37,210       12,235       (12,235)        (37,210)             -
Advances from subsidiaries                             375           -            -          (375)              -              -
Other liabilities - third party                        577       2,215        5,084        54,197          (2,215)        59,858
Other liabilities - intercompany                         -         150          150          (150)           (150)             -
Stockholder's equity                                47,865       9,515        4,900        37,955         (52,370)        47,865
                                                 ----------------------------------------------------------------------------------
Total                                            $  76,644   $  68,243   $  107,793     $ 410,025    ($   111,098)     $ 551,607
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                CITICORP                              OTHER CITICORP
                                                 PARENT                                SUBSIDIARIES AND  CONSOLIDATING    CITICORP
IN MILLIONS OF DOLLARS                           COMPANY      CCC          AFCC        ELIMINATIONS(1)  ADJUSTMENTS(2) CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating
  activities                                    $   1,816   $ 5,054      $  4,588        $    6,470     ($   5,054)   $   12,874
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments available for sale
   Purchases                                       (6,165)   (2,199)       (2,199)         (403,990)         2,199      (412,354)
   Proceeds from sales                              5,286     1,573         2,767           366,331         (1,573)      374,384
   Maturities                                           -       346           922            23,970           (346)       24,892
Changes in investments and advances -
  intercompany                                    (16,635)      889        16,550                85           (889)            -
Net increase (decrease) in loans                      671    (8,883)       (3,864)          (31,826)         8,883       (35,019)
Proceeds from sales of loans                            -         -             -            26,470              -        26,470
Business acquisitions                                   -         -             -            (6,869)             -        (6,869)
Other investing activities                            220       (34)          (14)          (12,666)            34       (12,460)
                                                -----------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                              (16,623)   (8,308)       14,162           (38,495)         8,308       (40,956)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     -       582           483            41,228           (582)       41,711
Net change in purchased funds and other
  borrowings - third party                          3,929        29       (25,182)           10,293            (29)      (10,960)
Net change in purchased funds, other
  borrowings and advances - intercompany             (502)    9,034         6,021            (5,519)        (9,034)            -
Proceeds from issuance of long-term debt -
  third party                                      20,085         -             -            16,014              -        36,099
Repayment of long-term debt - third party          (2,931)     (704)      (12,209)          (15,611)           704       (30,751)
(Repayments of) proceeds from issuance of
 long-term debt -  intercompany                         -    (5,280)       13,788           (13,788)         5,280             -
Dividends paid                                     (5,784)        -             -                 -              -        (5,784)
Contributions from parent company                       -         -          (147)              147              -             -
                                                -----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                               14,797     3,661       (17,246)           32,764         (3,661)       30,315
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                               -         -             -              (323)             -          (323)
                                                -----------------------------------------------------------------------------------
Net (decrease) increase in cash and due from
  banks                                               (10)      407         1,504               416           (407)        1,910
Cash and due from banks at beginning of year           28       232           232            11,398           (232)       11,658
                                               ------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR          $      18   $   639      $  1,736        $   11,814     ($     639)   $   13,568
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                        $   1,340   $ 3,348      $  4,692        $   13,896     ($   3,348)   $   19,928
Income taxes                                        1,630       143           694               331           (143)        2,655
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -     1,313           228               190         (1,313)          418
Capital contributions to subsidiaries               2,000         -             -            (2,000)             -             -
NON-CASH FINANCING ACTIVITIES:
Dividends                                             642         -             -                 -              -           642
Contributions from parent company                   6,250         -             -                 -              -         6,250
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                CITICORP                           OTHER CITICORP
                                                 PARENT                             SUBSIDIARIES AND   CONSOLIDATING    CITICORP
IN MILLIONS OF DOLLARS                           COMPANY      CCC          AFCC   ELIMINATIONS(1)      ADJUSTMENTS(2) CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating        $     613  $  3,678    $    3,167        ($   8,911)     ($  3,678)   ($   5,131)
  activities
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
   Purchases                                         (553)     (814)       (1,806)          (66,895)           814       (69,254)
   Proceeds from sales                              1,980       625         1,481            37,415           (625)       40,876
   Maturities                                           -        14           493            27,731            (14)       28,224
Changes in investments
  and advances - intercompany                     (10,216)    1,879        (6,708)           16,924         (1,879)            -
Net increase in loans                              (1,143)  (12,857)      (16,311)          (63,878)        12,857       (81,332)
Proceeds from sales of loans                            -       689         3,695            28,916           (689)       32,611
Business acquisitions                                   -      (169)         (169)           (4,276)           169        (4,445)
Other investing activities                           (271)        7          (250)           (3,005)            (7)       (3,526)
                                                -----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES             (10,203)  (10,626)      (19,575)          (27,068)        10,626       (56,846)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                     -      (218)         (391)           41,911            218        41,520
Net change in purchased funds and other
  borrowings - third party                          1,645    (2,971)        4,001               846          2,971         6,492
Net change in purchased funds, other
  borrowings and advances - intercompany              229     8,906         3,753            (3,982)        (8,906)            -
Proceeds from issuance of long-term debt -
  third party                                       4,900         -        12,414             9,017              -        26,331
Repayment of long-term debt -
  third party                                      (1,829)   (1,734)      (10,417)           (4,375)         1,734       (16,621)
Proceeds from issuance of long-term debt -
  intercompany, net                                     -     2,035         6,285            (6,285)        (2,035)            -
Dividends paid                                     (1,254)        -           205              (205)             -        (1,254)
Contributions from parent company                   5,820         -             -                 -              -         5,820
                                                -----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           9,511     6,018        15,850            36,927         (6,018)       62,288
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                               -         -            (3)             (527)             -          (530)
                                                -----------------------------------------------------------------------------------
Net (decrease) increase in cash and due from          (79)     (930)         (561)              421            930          (219)
  banks
Cash and due from banks at beginning of year          107     1,162           793            10,977         (1,162)       11,877
                                                -----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR          $      28  $     232   $      232         $  11,398       $   (232)    $  11,658
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                        $     869  $  1,392    $    5,459         $  13,726       $ (1,392)    $  20,054
Income taxes                                        1,618       196           451             2,054           (196)        4,123
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -     1,452           598               222         (1,452)          820
NON-CASH FINANCING ACTIVITIES:
Dividends                                           4,000         -         4,000            (4,000)             -         4,000
Contributions from parent company                   4,182         -             -                 -              -         4,182
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     OTHER CITICORP
                                                CITICORP                             SUBSIDIARIES
                                                 PARENT                                  AND           CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY      CCC          AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                     $  3,379  ($   404)     $  6,014       $     3,898        $   404    $   13,291
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments - available for sale
   Purchases                                       (1,422)     (539)       (2,936)          (56,763)           539       (61,121)
   Proceeds from sales                                609       380         1,370            24,191           (380)       26,170
   Maturities                                           -         7           412            28,733             (7)       29,145
Changes in investments and advances -
  intercompany                                     (4,518)   (3,503)            -             4,518          3,503             -
Net decrease (increase) in loans                      775    (6,097)       (9,150)         (115,838)         6,097      (124,213)
Proceeds from sales of loans                            -     2,244         7,286            87,906         (2,244)       95,192
Business acquisitions                                   -         -             -            (6,321)             -        (6,321)
Other investing activities                            425        (6)       (1,967)            3,356              6         1,814
                                                 ----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES              (4,131)   (7,514)       (4,985)          (30,218)         7,514       (39,334)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     -       143          (139)           34,435           (143)       34,296
Net change in purchased funds and other
  borrowings - third party                          5,776      (397)       (3,248)           (4,225)           397        (1,697)
Net change in purchased funds, other
  borrowings and advances - intercompany               38     9,173         1,740            (1,778)        (9,173)            -
Proceeds from issuance of long-term debt
  third party                                       1,400         -         9,174             3,228              -        13,802
Repayment of long-term debt - third party          (1,921)     (550)       (8,620)           (2,829)           550       (13,370)
Proceeds from issuance of long-term debt -
  intercompany                                          -     1,950         1,950            (1,950)        (1,950)            -
Dividends paid                                     (4,790)   (1,500)       (1,665)            1,665          1,500        (4,790)
Contributions from parent company                     326       121           121              (121)          (121)          326
                                                 ----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                          829     8,940          (687)           28,425         (8,940)       28,567
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND DUE FROM BANKS                                    -         -            49              (290)             -          (241)
                                                 ----------------------------------------------------------------------------------
Net increase (decrease) in cash and due from
  banks                                                77     1,022           391             1,815         (1,022)        2,283
Cash and due from banks at beginning of year           30       140           402             9,162           (140)        9,594
                                                 ----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR           $    107   $ 1,162      $    793       $    10,977       ($ 1,162)   $   11,877
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                         $    826   $   870      $  4,740       $    11,738       ($   870)   $   17,304
Income taxes                                        1,062       210           851             1,279           (210)        3,192
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                  $      -   $   942      $    480       $       198        $  (942)   $      678
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  CONTINGENCIES

In the ordinary course of business, Citicorp and/or its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company and its subsidiaries' results of operations, financial condition, or liquidity.

26.  STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

CHANGES IN STOCKHOLDER'S EQUITY

IN MILLIONS OF DOLLARS                                                                 2001             2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                                                     $    27,211       $   21,562        $   19,732
Net income                                                                             5,102            4,923             3,079
Dividends                                                                             (1,782)            (590)           (1,875)
Contributions from parent                                                              6,928            1,065                89
Change in net unrealized gains (losses) on investments available for sale                (53)             (46)              229
Foreign currency translation                                                            (593)            (161)              (47)
Cash flow hedges                                                                         156                -                 -
Preferred stock                                                                          350                -                 -
Other                                                                                    304              458               355
                                                                                 --------------------------------------------------
BALANCE AT END OF YEAR                                                           $    37,623       $   27,211        $   21,562
===================================================================================================================================

Citibank's net income for 2001, 2000 and 1999 of $5.1 billion, $4.9 billion and $3.1 billion includes after-tax restructuring-related items of $196 million ($303 million pretax) in 2001, $71 million ($113 million pretax) in 2000, and $89 million ($143 million pretax) in 1999. See Note 14 for further discussions.

Authorized capital stock of Citibank was 45 million shares at December 31, 2001.

27.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IN MILLIONS OF DOLLARS                                                                2001                                      2000
------------------------------------------------------------------------------------------------------------------------------------
                                                    FOURTH      THIRD     SECOND     FIRST     Fourth     Third     Second     First
                                                   ---------------------------------------------------------------------------------
Net interest revenue                               $ 7,952   $ 7,075    $ 6,524    $ 6,217  $  5,926    $ 5,561   $ 5,402    $ 5,275
Fees, commissions and other revenue                  5,021     4,775      4,699      4,822     5,014      4,944     4,765      5,571
                                                   ---------------------------------------------------------------------------------
TOTAL REVENUES(1)(2)                                12,973    11,850     11,223     11,039    10,940     10,505    10,167     10,846
Total benefits, claims and credit losses(1)(2)       2,405     1,882      1,742      1,714     1,846      1,426     1,481      1,469
Operating expense(1)(2)                              6,170     6,290      5,739      5,922     6,603      5,644     5,481      5,593
                                                   ---------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES        4,398     3,678      3,742      3,403     2,491      3,435     3,205      3,784
Income taxes                                         1,446     1,279      1,361      1,265       947      1,256     1,195      1,368
Minority interest, net of income taxes                  37        25         14          8        11         14         9          5
                                                   ---------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                              2,915     2,374      2,367      2,130     1,533      2,165     2,001      2,411
Cumulative effect of accounting changes(3)               -         -       (111)       (33)        -          -         -          -
                                                   ---------------------------------------------------------------------------------
NET INCOME                                         $ 2,915   $ 2,374    $ 2,256    $ 2,097  $  1,533    $ 2,165   $ 2,001    $ 2,411
====================================================================================================================================

(1) The first quarter of 2000 includes a $71 million after-tax ($112 million pretax) charge related to the discontinuation of Associates Housing Finance loan originations. The charge includes exit costs of $16 million after-tax ($25 million pretax), a securitization retained interest writedown of $30 million after-tax ($47 million pretax), and a provision for increased losses of $25 million after-tax ($40 million pretax). The fourth quarter of 2000 includes a $135 million after-tax ($210 million pretax) transportation loss provision related to Associates' truck loan and leasing portfolio.
(2) The fourth quarter of 2001 includes charges of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio. The 2001 fourth quarter also includes a $178 million (pretax) write-down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments. The third, second and first quarters of 2001 include $82 million after-tax ($129 million pretax), $91 million after-tax ($146 million pretax), and $25 million after-tax ($40 million pretax), respectively, of restructuring charges. The fourth, third, and second quarters of 2000 include $379 million after-tax ($535 million pretax), $15 million after-tax ($24 million pretax), and $11 million after-tax ($17 million pretax), respectively, of restructuring charges, and the 2000 fourth and third quarters include $100 million after-tax ($124 million pretax) and $22 million after-tax ($34 million pretax), respectively, of merger-related costs. The fourth quarter of 2001 includes credits for reductions of prior charges of $25 million after-tax ($40 million pretax). The fourth and second quarters of 2000 include credits for reductions of prior charges of $13 million after-tax ($22 million pretax) and $27 million after-tax ($42 million pretax), respectively. The 2001 fourth, third, second, and first quarters also include $8 million after-tax ($13 million pretax), $2 million after-tax ($4 million pretax), $14 million after-tax ($22 million pretax), and $14 million after-tax ($22 million pretax), respectively, of restructuring-related accelerated depreciation. The 2000 fourth, third, second, and first quarters also include $4 million after-tax ($7 million pretax), $8 million after-tax ($12 million pretax), $19 million after-tax ($29 million pretax), and $12 million after-tax ($20 million pretax), respectively, of restructuring-related accelerated depreciation.
(3) Accounting changes include the first quarter 2001 adoption of SFAS 133 and the second quarter 2001 adoption of EITF 99-20.


FINANCIAL DATA SUPPLEMENT                                                                                 Citicorp and Subsidiaries
AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)

                                                     AVERAGE VOLUME          INTEREST REVENUE/EXPENSE          % AVERAGE RATE
                                              -------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                            2001      2000      1999     2001      2000      1999      2001      2000    1999
-----------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME)(4)
Consumer loans
   In U.S. offices                            $151,837  $134,624  $113,773  $17,353   $15,797   $13,321     11.43     11.73   11.71
   In offices outside the U.S.(5)               79,782    75,200    68,984   10,187     9,708     8,984     12.77     12.91   13.02
                                              ---------------------------------------------------------
     Total consumer loans                      231,619   209,824   182,757   27,540    25,505    22,305     11.89     12.16   12.20
                                              ---------------------------------------------------------
Commercial loans
   In U.S. offices
     Commercial and industrial                  38,533    34,334    28,553    2,859     2,779     2,383      7.42      8.09    8.35
     Lease financing                            14,364    11,792     8,758    1,339     1,045       682      9.32      8.86    7.79
     Mortgage and real estate                      794       955     3,649       40        80       427      5.04      8.38   11.70
   In offices outside the U.S.(5)               91,971    79,852    73,565    7,709     7,821     6,980      8.38      9.79    9.49
                                              ---------------------------------------------------------
     Total commercial loans                    145,662   126,933   114,525   11,947    11,725    10,472      8.20      9.24    9.14
                                              ---------------------------------------------------------
     Total loans                               377,281   336,757   297,282   39,487    37,230    32,777     10.47     11.06   11.03
                                              ---------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
   In U.S. offices                               7,310     2,853     3,329      288       174       137      3.94      6.10    4.12
   In offices outside the U.S.(5)                3,350     2,767     3,062      221       232       265      6.60      8.38    8.65
                                              ---------------------------------------------------------
     Total                                      10,660     5,620     6,391      509       406       402      4.77      7.22    6.29
                                              ---------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
   In U.S. offices
     Taxable                                    22,935    21,992    18,843      944     1,036       829      4.12      4.71    4.40
     Exempt from U.S. income tax                 5,854     5,040     3,809      411       273       206      7.02      5.42    5.41
   In offices outside the U.S.(5)               38,821    29,623    28,262    2,557     2,169     2,907      6.59      7.32   10.29
                                              ---------------------------------------------------------
     Total                                      67,610    56,655    50,914    3,912     3,478     3,942      5.79      6.14    7.74
                                              ---------------------------------------------------------
TRADING ACCOUNT ASSETS(6)
   In U.S. offices                               4,697     4,101     2,583      263       247       133      5.60      6.02    5.15
   In offices outside the U.S.(5)               12,263    10,241     6,738    1,158       744       559      9.44      7.26    8.30
                                              ---------------------------------------------------------
     Total                                      16,960    14,342     9,321    1,421       991       692      8.38      6.91    7.42
                                              ---------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES            14,193     8,665     6,098    1,483       912       586     10.45     10.53    9.61
DEPOSITS AT INTEREST WITH BANKS(5)              18,379    13,225    12,381    1,267     1,251     1,002      6.89      9.46    8.09
                                              ---------------------------------------------------------
Total interest-earning assets                  505,083   435,264   382,387  $48,079   $44,268   $39,401      9.52     10.17   10.30
Non-interest-earning assets(6)                  84,320    68,205    61,178
                                              ----------------------------
TOTAL ASSETS                                  $589,403  $503,469  $443,565
===================================================================================================================================
DEPOSITS
   In U.S. offices
     Savings deposits(7)                      $ 68,427  $ 36,252  $ 33,422  $ 1,762   $ 1,206   $   928      2.58      3.33    2.78
     Other time deposits                        23,191    16,878    12,428      959     1,007       461      4.14      5.97    3.71
   In offices outside the U.S.(5)              209,120   194,629   167,368    9,144    11,110     9,422      4.37      5.71    5.63
                                              ---------------------------------------------------------
     Total                                     300,738   247,759   213,218   11,865    13,323    10,811      3.95      5.38    5.07
                                              ---------------------------------------------------------
TRADING ACCOUNT LIABILITIES(6)
   In U.S. offices                               2,526     1,863     1,695       37        39        57      1.46      2.09    3.36
   In offices outside the U.S.(5)                  827     1,736       348       12        17        31      1.45      0.98    8.91
                                              ---------------------------------------------------------
     Total                                       3,353     3,599     2,043       49        56        88      1.46      1.56    4.31
                                              ---------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
   In U.S. offices                              42,055    49,226    39,218    1,634     2,514     1,741      3.89      5.11    4.44
   In offices outside the U.S.(5)               19,045    11,389    11,540    1,699     1,473     1,571      8.92     12.93   13.61
                                              ---------------------------------------------------------
     Total                                      61,100    60,615    50,758    3,333     3,987     3,312      5.45      6.58    6.53
                                              ---------------------------------------------------------
LONG-TERM DEBT
   In U.S. offices                              76,078    60,505    57,998    4,401     4,017     3,591      5.78      6.64    6.19
   In offices outside the U.S.(5)                9,968    10,380     9,547      533       662       804      5.35      6.38    8.42
                                              ---------------------------------------------------------
     Total                                      86,046    70,885    67,545    4,934     4,679     4,395      5.73      6.60    6.51
                                              ---------------------------------------------------------
Total interest-bearing liabilities             451,237   382,858   333,564  $20,181   $22,045   $18,606      4.47      5.76    5.58
                                                                            --------------------------------------------------------
Demand deposits in U.S. offices                  8,293     9,998    10,761
Other non-interest-bearing liabilities(6)       76,171    70,858    64,903
Total stockholder's equity                      53,702    39,755    34,337
                                              -----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $589,403  $503,469  $443,565
===================================================================================================================================
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(8)                            $260,076  $224,376  $189,373  $15,528   $11,471   $10,910      5.97      5.11    5.76
In offices outside the U.S.(8)                 245,007   210,888   193,014   12,370    10,752     9,885      5.05      5.10    5.12
                                              ---------------------------------------------------------
TOTAL                                         $505,083  $435,264  $382,387  $27,898   $22,223   $20,795      5.52      5.11    5.44
===================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 19 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4)  Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE

                                                               2001 VS. 2000                             2000 vs. 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                     INCREASE (DECREASE)                       Increase (Decrease)
                                                      DUE TO CHANGE IN:                         Due to Change In:
                                                 ----------------------------              ----------------------------
IN MILLIONS OF DOLLARS ON A                         AVERAGE       AVERAGE         NET         Average       Average         Net
  TAXABLE EQUIVALENT BASIS(1)                       VOLUME         RATE       CHANGE(2)       Volume         Rate       Change(2)
-----------------------------------------------------------------------------------------------------------------------------------
LOANS  --  CONSUMER
In U.S. offices                                      $1,976       ($  420)       $1,556        $2,447       $    29        $2,476
In offices outside the U.S.(3)                          586          (107)          479           803           (79)          724
                                                     ------------------------------------------------------------------------------
   TOTAL                                              2,562          (527)        2,035         3,250           (50)        3,200
                                                     ------------------------------------------------------------------------------
LOANS  --  COMMERCIAL
In U.S. offices                                         528          (194)          334           510           (98)          412
In offices outside the U.S.(3)                        1,100        (1,212)         (112)          611           230           841
                                                     ------------------------------------------------------------------------------
   TOTAL                                              1,628        (1,406)          222         1,121           132         1,253
                                                     ------------------------------------------------------------------------------
   TOTAL LOANS                                        4,190        (1,933)        2,257         4,371            82         4,453
                                                     ------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                         193           (79)          114           (22)           59            37
In offices outside the U.S.(3)                           44           (55)          (11)          (25)           (8)          (33)
                                                     ------------------------------------------------------------------------------
   TOTAL                                                237          (134)          103           (47)           51             4
                                                     ------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
In U.S. offices                                          83           (37)           46           209            65           274
In offices outside the U.S.(3)                          622          (234)          388           134          (872)         (738)
                                                     ------------------------------------------------------------------------------
   TOTAL                                                705          (271)          434           343          (807)         (464)
                                                     ------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
In U.S. offices                                          34           (18)           16            88            26           114
In offices outside the U.S.(3)                          164           250           414           262           (77)          185
                                                     ------------------------------------------------------------------------------
   TOTAL                                                198           232           430           350           (51)          299
                                                     ------------------------------------------------------------------------------
LOANS HELD FOR SALE, in U.S. offices                    578            (7)          571           266            60           326
DEPOSITS AT INTEREST WITH BANKS(3)                      410          (394)           16            72           177           249
                                                     ------------------------------------------------------------------------------
TOTAL INTEREST REVENUE                                6,318        (2,507)        3,811         5,355          (488)        4,867
-----------------------------------------------------------------------------------------------------------------------------------
DEPOSITS
In U.S. offices                                       1,274          (766)          508           245           579           824
In offices outside the U.S.(3)                          780        (2,746)       (1,966)        1,555           133         1,688
                                                     ------------------------------------------------------------------------------
   TOTAL                                              2,054        (3,512)       (1,458)        1,800           712         2,512
                                                     ------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
In U.S. offices                                          12           (14)           (2)            5           (23)          (18)
In offices outside the U.S.(3)                          (11)            6            (5)           34           (48)          (14)
                                                     ------------------------------------------------------------------------------
   TOTAL                                                  1            (8)           (7)           39           (71)          (32)
                                                     ------------------------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                        (333)         (547)         (880)          486           287           773
In offices outside the U.S.(3)                          780          (554)          226           (20)          (78)          (98)
                                                     ------------------------------------------------------------------------------
   TOTAL                                                447        (1,101)         (654)          466           209           675
                                                     ------------------------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                         945          (561)          384           159           267           426
In offices outside the U.S.(3)                          (25)         (104)         (129)           66          (208)         (142)
                                                     ------------------------------------------------------------------------------
   TOTAL                                                920          (665)          255           225            59           284
                                                     ------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                3,422        (5,286)       (1,864)        2,530           909         3,439
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                 $2,896        $2,779        $5,675        $2,825       $(1,397)       $1,428
====================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

LOANS OUTSTANDING

IN MILLIONS OF DOLLARS AT YEAR-END                         2001            2000            1999            1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. offices
   Mortgage and real estate                              $ 80,099        $ 73,166        $ 59,376        $ 51,381       $ 46,465
   Installment, revolving credit, and other                84,367          78,017          63,374          60,564         57,340
                                                         --------------------------------------------------------------------------
                                                          164,466         151,183         122,750         111,945        103,805
                                                         --------------------------------------------------------------------------
In offices outside the U.S.
   Mortgage and real estate                                27,703          24,988          24,808          21,578         19,140
   Installment, revolving credit, and other                54,276          55,515          50,293          42,375         34,989
   Lease financing                                            391             427             475             484            544
                                                         --------------------------------------------------------------------------
                                                           82,370          80,930          75,576          64,437         54,673
                                                         --------------------------------------------------------------------------
                                                          246,836         232,113         198,326         176,382        158,478
Unearned income                                            (2,677)         (3,234)         (3,757)         (3,377)        (3,432)
                                                         --------------------------------------------------------------------------
CONSUMER LOANS  --  NET                                   244,159         228,879         194,569         173,005        155,046
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
In U.S. offices
   Commercial and industrial                               34,147          39,188          34,151          27,682         23,597
   Lease financing                                         18,518          14,864          10,281           9,477          8,690
   Mortgage and real estate                                   515           1,017           2,690           5,821          4,104
                                                         --------------------------------------------------------------------------
                                                           53,180          55,069          47,122          42,980         36,391
                                                         --------------------------------------------------------------------------
In offices outside the U.S.
   Commercial and industrial                               76,459          69,111          61,992          56,761         48,284
   Mortgage and real estate                                 2,859           1,720           1,728           1,792          1,651
   Loans to financial institutions                         10,456           9,630           7,692           8,008          6,480
   Lease financing                                          3,788           3,689           2,459           1,760          1,439
   Governments and official institutions                    4,033           1,952           3,250           2,132          2,376
                                                         --------------------------------------------------------------------------
                                                           97,595          86,102          77,121          70,453         60,230
                                                         --------------------------------------------------------------------------
                                                          150,775         141,171         124,243         113,433         96,621
Unearned income                                            (3,261)         (3,462)         (2,664)         (2,439)        (2,186)
                                                         --------------------------------------------------------------------------
COMMERCIAL LOANS  --  NET                                 147,514         137,709         121,579         110,994         94,435
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS  --  NET OF UNEARNED INCOME                   391,673         366,588         316,148         283,999        249,481
Allowance for credit losses                               (10,088)         (8,961)         (8,853)         (8,596)        (8,087)
                                                         --------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME
  AND ALLOWANCE FOR CREDIT LOSSES                        $381,585        $357,627        $307,295        $275,403       $241,394
===================================================================================================================================

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                                        OVER 1 BUT
                                                                            DUE          WITHIN 5       OVER
IN MILLIONS OF DOLLARS AT YEAR-END                                     WITHIN 1 YEAR        YEARS      5 YEARS         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
MATURITIES OF THE GROSS COMMERCIAL LOAN PORTFOLIO
In U.S. offices
   Commercial and industrial loans                                      $  8,744         $20,199        $  5,204      $  34,147
   Lease financing                                                         3,360          12,440           2,718         18,518
   Mortgage and real estate                                                  180             265              70            515
In offices outside the U.S.                                               60,367          28,517           8,711         97,595
                                                                      -------------------------------------------------------------
TOTAL                                                                   $ 72,651         $61,421        $ 16,703      $ 150,775
===================================================================================================================================
SENSITIVITY OF LOANS DUE AFTER ONE YEAR
  TO CHANGES IN INTEREST RATES(1)
   Loans at predetermined interest rates                                                 $28,228        $  6,498
   Loans at floating or adjustable interest rates                                         33,193          10,205
                                                                                         -----------------------
TOTAL                                                                                    $61,421        $ 16,703
===================================================================================================================================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 19 and 22 of Notes to Consolidated Financial Statements.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

IN MILLIONS OF DOLLARS AT YEAR-END                           2001            2000            1999            1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost
  or collateral value)(1)                                 $   680         $   346         $   432         $   303        $   398
Other                                                       3,342           1,580           1,162           1,201            806
                                                          -------------------------------------------------------------------------
TOTAL                                                     $ 4,022         $ 1,926         $ 1,594         $ 1,504        $ 1,204
===================================================================================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                           $ 1,296         $   656         $   435         $   362        $   432
In offices outside the U.S.                                 2,726           1,270           1,159           1,142            772
                                                          -------------------------------------------------------------------------
TOTAL                                                     $ 4,022         $ 1,926         $ 1,594         $ 1,504        $ 1,204
===================================================================================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                           $   551         $   634         $   493         $   532        $   560
In offices outside the U.S.                                   130             151              98              96             77
                                                          -------------------------------------------------------------------------
TOTAL                                                     $   681         $   785         $   591         $   628        $   637
===================================================================================================================================
CONSUMER LOANS ON WHICH
  ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                           $ 2,501         $ 1,797         $ 1,696         $ 1,751        $ 1,679
In offices outside the U.S.                                 1,733           1,607           1,821           1,664          1,063
                                                          -------------------------------------------------------------------------
TOTAL                                                     $ 4,234         $ 3,404         $ 3,517         $ 3,415        $ 2,742
===================================================================================================================================
ACCRUING LOANS 90 OR MORE
  DAYS DELINQUENT(2)
In U.S. offices                                           $ 1,822         $ 1,247         $   874         $   833        $   871
In offices outside the U.S.                                   776             385             452             532            467
                                                          -------------------------------------------------------------------------
TOTAL                                                     $ 2,598         $ 1,632         $ 1,326         $ 1,365        $ 1,338
====================================================================================================================================

(1) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2) Substantially all consumer loans, of which $920 million, $503 million, $379 million, $267 million, and $240 million are government-guaranteed student loans at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

IN MILLIONS OF DOLLARS AT YEAR-END         2001            2000            1999            1998           1997
-------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(1)                                $393            $366            $332            $358           $356
Commercial(1)                               127             214             225             288            487
Corporate/Other                               -               -               6               -              -
                                          -------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED              $520            $580            $563            $646           $843
===================================================================================================================
OTHER REPOSSESSED ASSETS(2)                $439            $292            $256            $135           $126
===================================================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

FOREGONE INTEREST REVENUE ON LOANS (1)

                                                                                               IN U.S.    IN NON-U.S.           2001
IN MILLIONS OF DOLLARS                                                                         OFFICES        OFFICES          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue that would have been accrued at original contractual rates(2)                    $356           $516           $872
Amount recognized as interest revenue(2)                                                            91            164            255
                                                                                                  ----------------------------------
FOREGONE INTEREST REVENUE                                                                         $265           $352           $617
====================================================================================================================================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

DETAILS OF CREDIT LOSS EXPERIENCE

IN MILLIONS OF DOLLARS                                     2001            2000            1999            1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR         $ 8,961         $ 8,853         $ 8,596         $ 8,087       $  7,306
                                                         --------------------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                                   5,316           4,345           4,169           3,753          3,523
Commercial                                                 1,474             994             591             508             72
                                                         --------------------------------------------------------------------------
                                                           6,790           5,339           4,760           4,261          3,595
                                                         --------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER(1)
In U.S. offices                                            4,185           3,413           3,063           3,057          3,011
In offices outside the U.S.                                2,048           1,939           1,799           1,235            989
COMMERCIAL
Mortgage and real estate
  In U.S. offices                                             13              10              59              40             33
  In offices outside the U.S.                                  3              22              11              58             47
Governments and official institutions
  in offices outside the U.S.                                  -               -               -               3              -
Loans to financial institutions in offices outside             -               -              11              97              7
  the U.S.
Commercial and industrial
  In U.S. offices                                          1,378             563             186             125             70
  In offices outside the U.S.                                651             311             479             348            112
                                                         --------------------------------------------------------------------------
                                                           8,278           6,258           5,608           4,963          4,269
                                                         ==========================================================================
CREDIT RECOVERIES
CONSUMER(1)
In U.S. offices                                              435             526             413             427            450
In offices outside the U.S.                                  418             403             356             287            264
COMMERCIAL(2)
Mortgage and real estate
  In U.S. offices                                              1               9              36              89             50
  In offices outside the U.S.                                  1               1               2              10              7
Governments and official institutions
  in offices outside the U.S.                                  -               1               -              10             36
Loans to financial institutions in offices outside             9               9               5              16             17
  the U.S.
Commercial and industrial
  In U.S. offices                                            262              45              19              36             72
  In offices outside the U.S.                                134              70              94              30             55
                                                         --------------------------------------------------------------------------
                                                           1,260           1,064             925             905            951
                                                         ==========================================================================
NET CREDIT LOSSES
In U.S. offices                                            4,878           3,406           2,840           2,670          2,542
In offices outside the U.S.                                2,140           1,788           1,843           1,388            776
                                                         --------------------------------------------------------------------------
                                                           7,018           5,194           4,683           4,058          3,318
                                                         --------------------------------------------------------------------------
Other-net(3)                                               1,355             (37)            180             306            504
                                                         --------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR               $10,088         $ 8,961         $ 8,853         $ 8,596       $  8,087
===================================================================================================================================
Net consumer credit losses                               $ 5,380         $ 4,423         $ 4,093         $ 3,578       $  3,286
As a percentage of average consumer loans                   2.32%           2.11%           2.24%           2.23%          2.19%
-----------------------------------------------------------------------------------------------------------------------------------
Net commercial credit losses                             $ 1,638         $   771         $   590         $   480       $     32
As a percentage of average commercial loans                 1.12%           0.61%           0.52%           0.47%          0.04%
===================================================================================================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Includes amounts received under credit default swaps purchased from third parties.
(3) 2001 primarily includes the addition of allowance for credit losses related to the acquisitions of Banamex and EAB. Also includes the addition of allowance for credit losses related to other acquisitions and the impact of foreign currency translation effects. 1998 reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. In 1997, $373 million was restored to the allowance for credit losses that had previously been attributed to credit card securitization transactions where the exposure to credit losses was contractually limited to the cash flows from the securitized receivables, $50 million attributable to standby letters of credit and guarantees was reclassified to other liabilities, and $50 million attributable to derivative and foreign exchange contracts was reclassified as a deduction from trading account assets.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

                                                                        2001                        2000                        1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                       AVERAGE        % AVERAGE    Average      % Average      Average     % Average
IN MILLIONS OF DOLLARS AT YEAR-END                     BALANCE    INTEREST RATE    Balance  Interest Rate      Balance Interest Rate
-----------------------------------------------------------------------------------------------------------------------------------
Banks(2)                                              $ 24,039          6.39      $ 32,065          6.78      $ 21,993          7.10
Other demand deposits                                   59,102          2.74        44,748          3.64        38,867          3.14
Other time and savings deposits(2)                     140,650          4.33       130,322          5.61       117,742          5.64
                                                      --------                    --------                    --------
Total                                                 $223,791          4.13      $207,135          5.36      $178,602          5.28
===================================================================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 19 of Notes to the Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

                                                   UNDER       OVER 3 TO      OVER 6 TO         OVER 12
IN MILLIONS OF DOLLARS AT YEAR-END 2001         3 MONTHS        6 MONTHS      12 MONTHS          MONTHS
------------------------------------------------------------------------------------------------------
Certificates of deposit                           $4,480            $793           $829          $1,798
Other time deposits                               $4,657            $191           $115          $6,748
======================================================================================================

PURCHASED FUNDS AND OTHER BORROWINGS(1)

                                                   FEDERAL FUNDS PURCHASED
                                                  AND SECURITIES SOLD UNDER
                                                    REPURCHASE AGREEMENTS         COMMERCIAL PAPER        OTHER FUNDS BORROWED(2)
                                                 ----------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                 2001          2000          2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at year-end                      $30,328        $7,191       $12,215       $37,656       $14,369       $15,987
Average outstanding during the year                  16,776         7,662        29,767        37,223        14,557        15,730
Maximum month-end outstanding                        33,245        12,045        35,303        42,815        17,994        17,951
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE INTEREST RATE
During the year(3)                                     5.62%         6.47%         3.56%         4.98%         9.13%        10.41%
At year-end(4)                                         4.96          6.33          1.99          5.34          3.30          8.40
===================================================================================================================================

(1)  Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Note 19 of Notes to the Consolidated Financial Statements.
(4)  Based on contractual rates at year-end.

RATIOS

                                                              2001            2000           1999
--------------------------------------------------------------------------------------------------
Net income to average assets                                  1.64%           1.61%          1.48%
Return on average total stockholder's equity                 17.95%          20.40%         19.14%
Total average equity to average assets                        9.11%           7.90%          7.74%
--------------------------------------------------------------------------------------------------