Form 10-Q
period 2002-03-31
CITICORP
filed 2002-05-15
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                    FORM 10-Q

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 --------------

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

                    AVAILABLE ON THE WEB AT www.citigroup.com

                                    CITICORP

                                TABLE OF CONTENTS

                         Part I - Financial Information
                                                                                          PAGE NO.
Item 1.    Financial Statements:

           Consolidated Statements of Income (Unaudited) -
            Three Months Ended March 31, 2002 and 2001                                        33

           Consolidated Balance Sheets -
             March 31, 2002 (Unaudited) and December 31, 2001                                 34

           Consolidated Statements of Changes in Stockholder's Equity
             (Unaudited) - Three Months Ended March 31, 2002 and 2001                         35

           Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended March 31, 2002 and 2001                                       36

           Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
             March 31, 2002 (Unaudited) and December 31, 2001                                 37

           Notes to Consolidated Financial Statements (Unaudited)                             38

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                              1-32

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                      24-26
                                                                                              43

                           Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                   54

Signatures                                                                                    55

Exhibit Index                                                                                 56

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

During the first quarter of 2002, Argentina continued to experience significant political and economic changes. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, as well as the redenomination of substantially all remaining loans and deposits and certain other assets and liabilities denominated in U.S. dollars into pesos. As a result of the impact of these government actions on operations, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government announced the terms of certain compensation instruments it has committed to issue to financial institutions, to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180 day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, have adversely impacted Citicorp's consumer and commercial borrowers in Argentina.

To reflect the impact of the economic situation in Argentina, Citicorp recorded a total of $858 million in pretax charges in the 2002 first quarter, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from the compensation instruments the Argentine government has committed to issue.

                                                                                   FIRST QUARTER 2002 PRETAX CHARGES
                                                               -----------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                               GLOBAL           GLOBAL        INVESTMENT
                                                                    TOTAL           CORPORATE        CONSUMER       ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                    $      (475)     $       (240)      $     (235)         $      -
Credit and investment write-downs                                     (269)             (117)             (52)             (100)
Redenomination charge - net                                            (72)             (101)              29                 -
                                                               -----------------------------------------------------------------
Pretax impact - core income                                           (816)             (458)            (258)             (100)
Restructuring charge                                                   (42)               (9)             (33)                -
                                                               -----------------------------------------------------------------
Total pretax income impact                                     $      (858)     $       (467)      $     (291)         $   (100)
================================================================================================================================

In addition, the impact of the devaluation of the peso since January 1, 2002 produced foreign currency translation losses that reduced Citicorp's equity by $512 million.

As the economic situation, financial regulations and implementation issues in Argentina remain fluid, we continue to work with the government and our customers and will continue to monitor conditions closely. Additional losses may be incurred. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

BUSINESS FOCUS

The table below shows the core income (loss) for each of Citicorp's businesses:

                                                                                  FIRST QUARTER
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                      2002             2001 (1)
----------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER

NORTH AMERICA
Citibanking North America                                            $             183   $             149
Mortgage Banking                                                                    93                  75
North America Cards                                                                520                 472
CitiFinancial                                                                      320                 220
                                                                     -------------------------------------
   Total North America                                                           1,116                 916
                                                                     -------------------------------------

INTERNATIONAL
   Western Europe                                                                  155                 112
   Japan                                                                           238                 205

   Asia                                                                            149                 147
   Latin America                                                                   (89)                 68
   Mexico                                                                          280                   4
   Central & Eastern Europe, Middle East & Africa                                   24                  18
                                                                     -------------------------------------
     Total Emerging Markets Consumer Banking                                       364                 237
                                                                     -------------------------------------

     Total International                                                           757                 554
                                                                     -------------------------------------
e-Consumer                                                                         (20)                (24)
Other                                                                              (28)                (17)
                                                                     -------------------------------------
TOTAL GLOBAL CONSUMER                                                            1,825               1,429
                                                                     -------------------------------------

GLOBAL CORPORATE
Corporate and Investment Bank                                                      350                 317
Emerging Markets Corporate Banking and Global Transaction Services                 195                 421
                                                                     -------------------------------------

TOTAL GLOBAL CORPORATE                                                             545                 738
                                                                     -------------------------------------

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING
The Citigroup Private Bank                                                         112                  95
Citibank Asset Management                                                           (8)                 (4)
                                                                     -------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING                             104                  91
                                                                     -------------------------------------

INVESTMENT ACTIVITIES                                                               36                 (54)

CORPORATE/OTHER                                                                    (15)                (35)
                                                                     -------------------------------------

CORE INCOME                                                                      2,495               2,169
Restructuring-related items, after-tax (2)                                         (29)                (39)
Cumulative effect of accounting change (3)                                           -                 (33)
                                                                     -------------------------------------
NET INCOME                                                           $           2,466   $           2,097
==========================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Restructuring-related items in the 2002 first quarter primarily related to severance and costs associated with the reduction of staff in Argentina within the Latin America consumer and corporate businesses, and in the 2001 first quarter related principally to severance and costs associated with the reduction of staff in the Global Corporate businesses. See Note 6 to the Consolidated Financial Statements.
(3) First quarter 2001 accounting change refers to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

MANAGED BASIS REPORTING

The discussion that follows includes amounts reported in the financial statements (owned basis) adjusted to include certain effects of securitization activity and receivables held for securitization (managed basis). On a managed basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold.

INCOME ANALYSIS

The income analysis reconciles amounts shown in the Consolidated Statements of Income on page 33 to the basis presented in the business segment discussions.

                                                                                FIRST QUARTER
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                     2002                2001
----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $          12,421   $          11,039
Effect of securitization activities                                              1,021                 766
                                                                     -------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                                      13,442              11,805
                                                                     -------------------------------------
Total operating expenses                                                         5,941               5,922
Restructuring-related items                                                        (46)                (62)
                                                                     -------------------------------------
ADJUSTED OPERATING EXPENSES                                                      5,895               5,860
                                                                     -------------------------------------
Benefits, claims, and credit losses                                              2,699               1,714
Effect of securitization activities                                              1,021                 766
                                                                     -------------------------------------
ADJUSTED BENEFITS, CLAIMS, AND CREDIT LOSSES                                     3,720               2,480
                                                                     -------------------------------------
CORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                            3,827               3,465
Taxes on core income                                                             1,313               1,288
Minority interest, net of income tax                                                19                   8
                                                                     -------------------------------------
CORE INCOME                                                                      2,495               2,169
Restructuring-related items, after-tax                                             (29)                (39)
Cumulative effect of accounting change                                               -                 (33)
                                                                     -------------------------------------
NET INCOME                                                           $           2,466   $           2,097
==========================================================================================================

INCOME

Citicorp reported core income of $2.495 billion in the 2002 first quarter, up 15% from $2.169 billion in the 2001 first quarter. Core income in the 2002 first quarter excluded an after-tax charge of $29 million for restructuring-related items (as described in Note 6 of Notes to Consolidated Financial Statements). Net income for the quarter was $2.466 billion, up 18% from $2.097 billion in the year-ago quarter. Core income return on common equity was 15.6% compared to 18.1% a year ago.

Global Consumer core income increased $396 million or 28% while Global Corporate declined $193 million or 26%. Global Investment Management and Private Banking grew $13 million or 14%, while Investment Activities increased $90 million from the 2001 first quarter.

REVENUES, NET OF INTEREST EXPENSE

Adjusted revenues, net of interest expense, of $13.4 billion in the 2002 first quarter were up $1.6 billion or 14% from the 2001 first quarter. Global Consumer revenues were up $1.7 billion or 21% in the 2002 first quarter to $9.7 billion, led by a $932 million increase in Mexico, reflecting the Banamex acquisition. North America (excluding Mexico) was up $788 million or 15%, including increases of $426 million or 14% in North America Cards, $153 million or 25% in Citibanking North America, and $149 million or 11% in CitiFinancial.

Global Corporate revenues of $2.9 billion decreased $163 million or 5% from the 2001 first quarter, including a $30 million or 2% increase in the Corporate and Investment Bank and a $193 million or 11% decrease in Emerging Markets Corporate Banking and Global Transaction Services revenues, reflecting declines in all regions.

Global Investment Management and Private Banking revenues of $514 million in the 2002 first quarter were up $17 million or 3% from the 2001 first quarter. Revenues from Investment Activities in the 2002 first quarter increased $145 million from year-ago levels, primarily reflecting higher venture capital results.

SELECTED REVENUE ITEMS

Net interest revenue was $7.8 billion in the 2002 first quarter, up $1.5 billion or 25% from the comparable 2001 period, reflecting acquisitions and business volume growth. Total commissions and fee revenues of $2.8 billion were up $55 million or 2%, primarily as a result of volume-related growth in customer activities.

Aggregate Trading and Foreign Exchange revenues of $983 million were down $108 million or 10% from a year ago, primarily reflecting declines in equity derivatives and fixed income which was partially offset by an associated increase in net interest revenue. Realized gains from sales of investments were down $87 million to $10 million in the 2002 quarter. Other income as shown in the Consolidated Statement of Income of $838 million decreased $19 million from 2001, primarily reflecting an increase in securitized card losses, partially offset by higher venture capital results.

OPERATING EXPENSES

Adjusted operating expenses, which exclude restructuring-related items, were $5.9 billion for the 2002 first quarter, up $35 million or 1% from the comparable 2001 period. The increase reflects the impact of acquisitions, largely offset by expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization in the 2002 first quarter due to the adoption of SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" SFAS No. 142.

Global Consumer expenses were up 6% from the 2001 first quarter, while Global Corporate expenses were down 15% and Global Investment Management and Private Banking expenses increased 2% from the year-ago quarter.

RESTRUCTURING-RELATED ITEMS

Restructuring-related items of $46 million ($29 million after-tax) in the 2002 first quarter primarily related to severance and costs associated with the reduction of staff in Argentina within the Latin America consumer and corporate businesses. Restructuring-related items of $62 million ($39 million after-tax) in the 2001 first quarter primarily represented severance charges related to downsizing certain front and back office functions in the Corporate and Investment Bank in order to align its cost structure with market conditions.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Adjusted benefits, claims, and credit losses were $3.7 billion in the 2002 first quarter, up $1.2 billion or 50% from the 2001 first quarter. Policyholder benefits and claims decreased 44% from the 2001 first quarter to $140 million, primarily as a result of the reorganization of a Citicorp insurance unit into a Citigroup unit. The adjusted provision for credit losses increased 61% from a year ago.

Global Consumer adjusted provisions for benefits, claims, and credit losses of $3.0 billion were up 48% from the 2001 first quarter, reflecting increases in North America Cards, Latin America, Mexico and CitiFinancial. Managed net credit losses were $2.654 billion and the related loss ratio was 3.36% in the 2002 first quarter, as compared to $2.580 billion and 3.20% in the preceding quarter and $1.931 billion and 2.61% a year ago. The managed consumer loan delinquency ratio (90 days or more past due) increased to 2.44% from 2.37% at December 31, 2001 and 2.04% a year ago.

Global Corporate provisions for benefits, claims, and credit losses of $680 million in the 2002 first quarter increased $421 million from year-ago levels, primarily due to an addition to the loan loss reserve and write-offs in Emerging Markets Corporate Banking and Global Transaction Services reflecting the economic deterioration in Argentina and higher loss rates in the transportation leasing portfolio in the Corporate and Investment Bank.

Commercial cash-basis loans at March 31, 2002 and 2001 were $4.5 billion and $2.4 billion, respectively, while the commercial Other Real Estate Owned (OREO) portfolio totaled $125 million and $197 million, respectively. The increase in cash-basis loans from March 31, 2001 was primarily related to the acquisition of Banamex, the transportation portfolio, and increases attributable to borrowers in the telecommunication and energy industries. Commercial cash-basis loans at March 31, 2002 increased $426 million from December 31, 2001. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $63.2 billion or 12.82% of net risk-adjusted assets, and Tier 1 capital was $42.2 billion or 8.55% at March 31, 2002, compared to $62.9 billion or 12.41% and $42.2 billion or 8.33%, respectively, at December 31, 2001.

The Income line in each of the following business segment discussions excludes the cumulative effect of adopting SFAS No. 133. See Note 2 of Notes to Consolidated Financial Statements.

GLOBAL CONSUMER

                                                                     FIRST QUARTER
                                                               -------------------------       %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)      Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $     8,687   $     7,227            20
Effect of securitization activities                                  1,021           766            33
                                                               -------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                           9,708         7,993            21
                                                               -------------------------
Adjusted operating expenses (2)                                      3,890         3,659             6
                                                               -------------------------
Provisions for benefits, claims, and credit losses                   2,017         1,289            56
Effect of securitization activities                                  1,021           766            33
                                                               -------------------------
ADJUSTED PROVISIONS FOR BENEFITS, CLAIMS, AND CREDIT LOSSES          3,038         2,055            48
                                                               -------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                       2,780         2,279            22
Income taxes                                                           945           845            12
Minority interest, after-tax                                            10             5           100
                                                               -------------------------
CORE INCOME                                                          1,825         1,429            28
Restructuring-related items, after-tax                                 (18)          (12)          (50)
                                                               -------------------------
INCOME                                                         $     1,807   $     1,417            28
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.

GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported core income of $1.825 billion in the 2002 first quarter, up $396 million or 28% from 2001. North America core income increased $200 million or 22%, marked by double-digit growth in CitiFinancial, Mortgage Banking, Citibanking North America and North America Cards. The developed markets businesses of Western Europe and Japan reported core income of $393 million, up $76 million or 24%, primarily reflecting the impact of higher business volumes, partially offset by increased credit losses. Core income in Emerging Markets Consumer increased $127 million or 54% to $364 million in the first quarter of 2002, as the impact of the Banamex acquisition was partially offset by losses in Argentina. Income of $1.807 billion in the 2002 first quarter and $1.417 billion in the 2001 first quarter included restructuring-related charges of $18 million ($29 million pretax) and $12 million ($19 million pretax), respectively. See Note 6 of Notes to Consolidated Financial Statements for a discussion of the restructuring-related items.

NORTH AMERICA

CITIBANKING NORTH AMERICA

                                                                      FIRST QUARTER
                                                               -------------------------        %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)       Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       768   $       615            25
Total operating expenses                                               453           368            23
Provision for credit losses                                             24             7            NM
                                                               -------------------------
INCOME BEFORE TAXES                                                    291           240            21
Income taxes                                                           108            91            19
                                                               -------------------------
  INCOME                                                       $       183   $       149            23
----------------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)                        $        16   $         9            78
Return on assets                                                      4.64%         6.71%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

CITIBANKING NORTH AMERICA -- which delivers banking, lending, and investment and insurance services to customers through Citibank's branches and electronic delivery systems -- reported income of $183 million in the 2002 first quarter, up $34 million or 23% from 2001, primarily reflecting the July 2001 acquisition of European American Bank (EAB) along with growth in revenues.

As shown in the following table, Citibanking grew loans, customer deposits, and accounts compared to the first quarter of 2001, reflecting, in part, the acquisition of EAB which added $8.1 billion to average customer deposits, $4.2 billion to average loans and 0.7 million to accounts.

                                                                      FIRST QUARTER
                                                               -------------------------        %
IN BILLIONS OF DOLLARS                                             2002          2001        Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                 7.7           6.7            15
Average customer deposits                                      $      59.0   $      47.9            23
Average loans                                                  $      12.0   $       7.4            62
======================================================================================================

Revenues, net of interest expense, of $768 million in the 2002 first quarter increased $153 million or 25% from the 2001 period. Revenue growth in 2002 reflected the acquisition of EAB, the benefit of customer deposit growth and improved net funding spreads. Total operating expenses of $453 million in the first quarter of 2002 increased $85 million or 23% from the prior year, primarily due to the acquisition of EAB and higher advertising and marketing costs.

The provision for credit losses was $24 million in the 2002 first quarter, up from $7 million in the 2001 first quarter. The net credit loss ratio was 0.90% in the 2002 first quarter, compared to 0.97% in the 2001 fourth quarter and 0.80% in the prior-year first quarter. Loans delinquent 90 days or more were $85 million or 0.71% of loans at March 31, 2002, compared to $96 million or 0.78% at December 31, 2001 and $41 million or 0.56% a year ago. Increases from the prior-year first quarter are mainly due to the acquisition of EAB.

Average assets of $16 billion in the 2002 first quarter increased $7 billion from the 2001 first quarter, primarily reflecting the acquisition of EAB. Return on assets was 4.64% in the 2002 first quarter, down from 6.71% in the prior-year quarter. The decline in return on assets was due to the addition of EAB.

MORTGAGE BANKING

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       299   $       239            25
Total operating expenses                                               115           109             6
Provision for credit losses                                             16             -            NM
                                                               -------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                              168           130            29
Income taxes                                                            65            50            30
Minority interest, after-tax                                            10             5           100
                                                               -------------------------
INCOME                                                         $        93   $        75            24
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $        49   $        47             4
Return on assets                                                      0.77%         0.65%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
NM   Not meaningful

MORTGAGE BANKING -- which originates and services mortgages and student loans for customers across the United States -- reported income of $93 million in the 2002 first quarter, up $18 million or 24% from the first quarter of 2001, primarily reflecting revenue growth in the student loan business, partially offset by an increased provision for credit losses.

As shown in the following table, accounts grew 9% from 2001, primarily reflecting growth in student loans. Average on balance sheet loans grew 6%, driven by increases in mortgage loans held for sale and student loans, partially offset by higher prepayments in adjustable rate mortgages which are typically held in the portfolio rather than securitized. Other serviced loans and total originations increased 7% and 65%, respectively, from 2001, reflecting continued increases in mortgage refinancing activity due to lower interest rates.

                                                                      FIRST QUARTER
                                                               -------------------------           %
IN BILLIONS OF DOLLARS                                             2002        2001             Change
------------------------------------------------------------------------------------------------------
Average loans-on balance sheet (1)                             $      47.2   $      44.6             6
Other serviced loans                                                  68.7          64.2             7
                                                               ---------------------------------------
Total owned and serviced loans                                 $     115.9   $     108.8             7

Total originations                                             $      12.7   $       7.7            65
Accounts (IN MILLIONS)                                                 4.9           4.5             9
======================================================================================================

(1)  Includes loans held for sale.

Revenues, net of interest expense, of $299 million in the 2002 first quarter grew $60 million or 25% from the 2001 first quarter. The increase in revenue was primarily due to spread improvements in student loans and higher mortgage securitization-related activity, including increased net interest revenue on mortgage loans held for sale. Revenue growth in 2002 was partially offset by spread compression in the mortgage portfolio. Total operating expenses increased $6 million or 6% from the 2001 first quarter, mainly reflecting additional business volumes.

The provision for credit losses increased $16 million from the first quarter of 2001. Net credit losses in the 2002 first quarter were $16 million and the related loss ratio was 0.14%, compared to $13 million and 0.12% in the 2001 fourth quarter and $7 million or 0.06% in the 2001 first quarter. Loans delinquent 90 days or more were $1.344 billion or 2.87% of loans at March 31, 2002, compared to $1.157 billion or 2.53% at December 31, 2001 and $957 million or 2.12% a year ago. The increase in delinquencies from both the 2001 fourth quarter and 2001 first quarter mainly reflects a higher level of buy backs from GNMA pools where the credit risk is maintained by government agencies. The increase in delinquencies from the prior quarter also reflects a seasonal increase in government-guaranteed student loans.

NORTH AMERICA CARDS

                                                                      FIRST QUARTER
                                                               -------------------------           %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $     2,425   $     2,281             6
Effect of securitization activities                                  1,013           731            39
                                                               -------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                           3,438         3,012            14
                                                               -------------------------
Total operating expenses                                               953         1,040            (8)
                                                               -------------------------
Provision for credit losses                                            646           490            32
Effect of securitization activities                                  1,013           731            39
                                                               -------------------------
Adjusted provision for credit losses                                 1,659         1,221            36
                                                               -------------------------
INCOME BEFORE TAXES                                                    826           751            10
Income taxes                                                           306           279            10
                                                               -------------------------
INCOME                                                         $       520   $       472            10
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS) (2)                    $        44   $        49           (10)
Return on assets (2)                                                  4.79%         3.91%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities, managed average assets and the related return on assets for North America Cards were $110 billion and 1.92% in the first quarter of 2002, compared to $106 billion and 1.81% in the first quarter of 2001.

NORTH AMERICA CARDS -- which includes Citi Cards (bankcards and private-label cards) and Diners Club -- reported income of $520 million in the 2002 first quarter, up $48 million or 10% from the 2001 period, as revenue growth and expense management were partially offset by higher credit costs.

Adjusted revenues, net of interest expense, of $3.438 billion in the 2002 first quarter were up $426 million or 14% from the 2001 first quarter, reflecting spread improvements due to lower cost of funds and repricing actions, combined with the benefit of receivable growth. In addition, revenues benefited during the 2002 first quarter as a result of an increase in the amortization period for certain direct loan origination costs, which had a minor impact in the 2002 first quarter and is expected to benefit the 2002 second quarter. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24. Total operating expenses of $953 million in the 2002 first quarter decreased $87 million or 8% from the 2001 first quarter, primarily reflecting disciplined expense management including a decline in advertising and marketing costs.

As shown in the following table, on a managed basis, the Citi Cards portfolio experienced growth in the 2002 first quarter of 5% in end-of-period receivables and slight declines in accounts and total sales.

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002          2001          Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                91.6          93.2            (2)
Total sales                                                    $      50.8   $      51.2            (1)
End-of-period managed receivables                              $     105.4   $     100.5             5
======================================================================================================

Risk adjusted margin is a measure of profitability calculated as adjusted revenues less managed net credit losses divided by average managed loans. This measure is consistent with the goal of matching the revenues generated by the loan portfolio with the credit risk undertaken. As shown in the following table, Citi Cards risk adjusted margin of 6.64% in the 2002 first quarter decreased 31 basis points from the 2001 period as higher net interest revenue was more than offset by higher net credit losses.

                                                                                  FIRST QUARTER
                                                                     ------------------------------------
IN BILLIONS OF DOLLARS                                                       2002               2001
----------------------------------------------------------------------------------------------------------
Risk adjusted revenues (1)                                           $           1.705     $        1.716
Risk adjusted margin % (2)                                                        6.64%              6.95%
==========================================================================================================

(1)  Citi Cards adjusted revenues less managed net credit losses.
(2)  Risk adjusted revenues as a percentage of average managed loans.

The adjusted provision for credit losses in the 2002 first quarter was $1.659 billion, compared to $1.221 billion in the 2001 first quarter. Citi Cards managed net credit losses rose in the 2002 first quarter to $1.646 billion with the related loss ratio increasing to 6.41%, compared to $1.554 billion and 5.91% in the 2001 fourth quarter and $1.196 billion and 4.84% in the 2001 first quarter. Citi Cards managed loans delinquent 90 days or more were $2.219 billion or 2.13% of loans at March 31, 2002, compared to $2.135 billion or 1.98% at December 31, 2001 and $1.836 billion or 1.84% at March 31, 2001. Net credit losses and the related ratio are expected to increase from the 2002 first quarter as a result of continued economic weakness. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

CITIFINANCIAL

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE (2)                 $     1,479   $     1,330            11
Adjusted operating expenses (3)                                        475           569           (17)
Adjusted provisions for benefits, claims, and credit
  losses (2)                                                           500           408            23
                                                               -------------------------
Core income before taxes                                               504           353            43
Income taxes                                                           184           133            38
                                                               -------------------------
CORE INCOME                                                            320           220            45
Restructuring-related items, after-tax                                   -            (8)         (100)
                                                               -------------------------
INCOME                                                         $       320   $       212            51
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $        68   $        64             6
Return on assets                                                      1.91%         1.34%
======================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      1.91%         1.39%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Adjusted for the effect of securitization activities of $15 million in the 2001 first quarter.
(3)  Excludes restructuring-related items.

CITIFINANCIAL -- which provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with other Citigroup businesses -- reported core income of $320 million in the 2002 first quarter, up $100 million or 45% from the 2001 first quarter, principally reflecting growth in net interest revenue and efficiencies resulting from the integration of Associates First Capital Corporation (Associates), partially offset by higher credit costs. Core income growth in the first quarter of 2002 also included a $19 million after-tax benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization.

As shown in the following table, average loans grew 6% compared to the 2001 first quarter resulting from the cross selling of products through other Citigroup distribution channels and an increase in auto loans. Average auto loans increased $1.9 billion or 54% from 2001, reflecting a shift in strategy to fund business volumes internally rather than externally through the securitization of receivables. The average net interest margin of 8.41% in the 2002 first quarter increased 65 basis points from the 2001 first quarter, mainly due to lower cost of funds.

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002          2001          Change
------------------------------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans - other                              $      33.3   $      34.5            (3)
Real estate-secured loans - PFS sourced                                8.2           5.4            52
Personal loans                                                         9.6           9.7            (1)
Auto                                                                   5.4           3.5            54
Sales finance and other                                                2.7           2.6             4
                                                               -------------------------
TOTAL AVERAGE LOANS                                            $      59.2   $      55.7             6

Average net interest margin %                                         8.41%         7.76%           65 bps
======================================================================================================

Adjusted revenues, net of interest expense, of $1.479 billion in the 2002 first quarter increased $149 million or 11% from the 2001 first quarter, reflecting lower cost of funds which was mainly due to a lower interest rate environment and growth in receivables, partially offset by lower yields. Adjusted operating expenses of $475 million in the 2002 first quarter decreased $94 million or 17% from the prior-year quarter, primarily reflecting efficiencies resulting from the integration of Associates and a $23 million benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization.

Adjusted provisions for benefits, claims, and credit losses were $500 million in the 2002 first quarter, up from $408 million in the prior-year quarter. The net credit loss ratio of 2.97% in the 2002 first quarter was down from 3.06% in the 2001 fourth quarter and up from 2.50% in the 2001 first quarter. Net credit losses in the 2001 fourth quarter included losses of $42 million from the sales of certain underperforming loans, which were charged against the allowance for credit losses and resulted in a 28 basis point increase in the net credit loss ratio. Excluding the sales, the 2002 first quarter net credit loss ratio increased 19 basis points from the 2001 fourth quarter. Loans delinquent 90 days or more were $1.969 billion or 3.30% of loans at March 31, 2002, compared to $1.991 billion or 3.38% at December 31, 2001 and $1.580 billion or 2.82% a year ago. The increase in delinquencies versus the prior year was partly due to the impact of the alignment of credit and collection policies in the Associates real estate portfolio to those of CitiFinancial combined with the impact of current U.S. economic conditions. Net credit losses and the related loss ratio may increase from the 2002 first quarter as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

INTERNATIONAL CONSUMER

WESTERN EUROPE

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       682   $       626             9
Total operating expenses                                               352           350             1
Provisions for benefits, claims, and credit losses                      99            99             -
                                                               -------------------------
INCOME BEFORE TAXES                                                    231           177            31
Income taxes                                                            76            65            17
                                                               -------------------------
INCOME                                                         $       155   $       112            38
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $        24   $        23             4
Return on assets                                                      2.62%         1.97%
======================================================================================================

(1) Reclassified to conform to the current period's presentation.

WESTERN EUROPE -- which provides banking, community-based lending, including credit and charge cards, and investment products and services -- reported income of $155 million in the 2002 first quarter, up $43 million or 38% from the 2001 first quarter, mainly reflecting growth in the branch and consumer finance businesses across the region, particularly in the U.K. and Germany.

The net effect of foreign currency translation reduced income growth by approximately $5 million in the 2002 first quarter. Revenues, expenses and the provisions for benefits, claims, and credit losses growth rates were also reduced by approximately 4, 3, and 4 percentage points, respectively, from the 2001 first quarter.

As shown in the following table, Western Europe accounts increased 4% and deposit volumes increased 1% from a year ago. Growth in loan volumes in the 2002 first quarter was driven by increases in Germany, Italy, Spain and in the U.K., which also benefited from the impact of acquisitions.

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002         2001           Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                10.8          10.4             4
Average customer deposits                                      $      13.0   $      12.9             1
Average loans                                                  $      19.7   $      18.3             8
======================================================================================================

Revenues, net of interest expense, of $682 million in the 2002 first quarter increased $56 million or 9% from the 2001 first quarter, principally due to growth in branch lending, bankcard and consumer finance revenues, reflecting increased volumes and spreads. Revenue growth in 2002 was partially offset by the first quarter 2001 sale of Diners Club franchises in the region and foreign currency translation. Total operating expenses of $352 million in the 2002 first quarter increased $2 million or 1% from the 2001 first quarter as volume-related increases were essentially offset by foreign currency translation and expense-reduction initiatives.

The provisions for benefits, claims, and credit losses were $99 million in the 2002 first quarter, unchanged from the 2001 first quarter. The net credit loss ratio was 1.99% in the 2002 first quarter, compared to 2.00% in the 2001 fourth quarter and 2.01% in the 2001 first quarter. Loans delinquent 90 days or more were $817 million or 4.10% of loans at March 31, 2002, compared to $824 million or 4.07% at December 31, 2001 and $811 million or 4.52% at March 31, 2001. Net credit losses and the related loss ratio may increase in the future as a result of economic conditions, statutory changes in the region and future credit performance of the portfolios. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

JAPAN

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       826   $       835            (1)
Total operating expenses                                               259           353           (27)
Provision for credit losses                                            195           162            20
                                                               -------------------------
INCOME BEFORE TAXES                                                    372           320            16
Income taxes                                                           134           115            17
                                                               -------------------------
INCOME                                                         $       238   $       205            16
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $        20   $        19             5
Return on assets                                                      4.83%         4.38%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.

JAPAN -- which provides banking, community-based lending, including credit cards, and investment products and services -- reported income of $238 million in the 2002 first quarter, up $33 million or 16% from 2001, reflecting a $15 million after-tax benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization and growth in business volumes, including the impact of the acquisition of Taihei Co., Ltd. (Taihei), partially offset by higher credit losses and the net effect of foreign currency translation. On February 28, 2002, CitiFinancial Japan acquired the consumer finance business of Taihei, which added approximately $650 million in end-of-period receivables.

The net effect of foreign currency translation reduced income growth by approximately $27 million in the 2002 first quarter. Revenues, expenses, and provision for credit losses growth rates were also reduced by 17, 15, and 29 percentage points, respectively, from the 2001 first quarter.

As shown in the following table, the Japan business experienced growth in accounts, customer deposits, and loans from 2001. Growth in 2002 benefited from the acquisition of Taihei, which added approximately $0.2 billion to average loans and 0.2 million to accounts. Excluding the impact of foreign currency translation, average customer deposits and average loans increased 23 and 16 percentage points, respectively from the prior year.

                                                                     FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002         2001           Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                 5.4           4.9            10
Average customer deposits                                      $      15.8   $      14.3            10
Average loans                                                  $      14.2   $      13.5             5
======================================================================================================

Total revenues, net of interest expense, of $826 million in the 2002 first quarter decreased $9 million or 1% from 2001, reflecting the adverse impact of foreign currency translation and lower spreads, partially offset by growth in business volumes, including the acquisition of Taihei, and increased foreign exchange fees. Total operating expenses of $259 million were down $94 million or 27% from the 2001 first quarter, reflecting the impact of foreign currency translation and a $19 million benefit due to the absence of goodwill and other indefinite-lived intangible asset amortization.

The provision for credit losses in the 2002 first quarter was $195 million, up $33 million or 20% from the 2001 first quarter. The net credit loss ratio of 5.57% in the 2002 first quarter increased from 4.53% in the 2001 fourth quarter and 4.06% in the prior-year quarter. The increase in net credit losses was primarily due to increased bankruptcy filings and deteriorating credit quality. Loans delinquent 90 days or more were $187 million or 1.26% of loans at March 31, 2002, compared to $178 million or 1.24% at December 31, 2001 and $107 million or 0.81% a year ago. Net credit losses and the related ratio are expected to increase from the 2002 first quarter as a result of continued increases in bankruptcy filings and higher unemployment rates in Japan. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

ASIA

                                                                      FIRST QUARTER
                                                               -------------------------         %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)        Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       562   $       540             4
Total operating expenses                                               248           245             1
Provisions for benefits, claims, and credit losses                      82            62            32
                                                               -------------------------
INCOME BEFORE TAXES                                                    232           233             -
Income taxes                                                            83            86            (3)
                                                               -------------------------
INCOME                                                         $       149   $       147             1
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $        26   $        25             4
Return on assets                                                      2.32%         2.38%
======================================================================================================

(1) Reclassified to conform to the current period's presentation.

ASIA (EXCLUDING JAPAN) -- which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region -- reported income of $149 million in the 2002 first quarter, up $2 million or 1% from 2001, reflecting volume growth across the region especially in investment product fees, cards, treasury results and branch lending, partially offset by higher credit losses and the effects of foreign currency translation. Income of $147 million in the 2001 first quarter included a gain related to the contribution of Citigroup's insurance operations in Taiwan to its joint venture with Fubon.

The net effect of foreign currency translation reduced income growth by approximately $7 million in the 2002 first quarter and reduced revenues, expenses, and the provisions for benefits, claims, and credit losses growth by 4, 2, and 5 percentage points, respectively, from the 2001 first quarter.

As shown in the following table, Asia experienced strong growth in accounts from the 2001 first quarter, reflecting growth in the cards business across the region. Foreign currency translation effects reduced growth in loan and deposit volumes.

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002         2001            Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                10.0           8.6            16
Average customer deposits                                      $      35.0   $      36.1            (3)
Average loans                                                  $      21.2   $      21.6            (2)
======================================================================================================

Revenues, net of interest expense, of $562 million in the 2002 first quarter increased $22 million or 4% from 2001, reflecting growth in investment product fees, cards, treasury revenue and branch lending, partially offset by the January 2001 gain related to Fubon and foreign currency translation effects. Total operating expenses increased $3 million or 1% from the 2001 first quarter reflecting expansion initiatives across the region, partially offset by foreign currency translation effects.

The provisions for benefits, claims, and credit losses were $82 million in the 2002 first quarter, up $20 million from the 2001 first quarter. Net credit losses in the 2002 first quarter were $79 million and the related loss ratio was 1.51%, up from $68 million and 1.28% in the 2001 fourth quarter and $61 million and 1.14% a year ago. Loans delinquent 90 days or more were $374 million or 1.79% of loans at March 31, 2002, compared with $367 million or 1.73% at December 31, 2001 and $334 million or 1.58% a year ago. The increases in the net credit loss ratio and loans delinquent 90 days or more are primarily in Taiwan, Hong Kong and South Korea. Net credit losses and loans delinquent 90 days or more may increase from 2002 first quarter levels due to economic weakness in Asia, whose exporting economies have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward Looking Statements" on page 24.

LATIN AMERICA

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       383   $       472           (19)
Adjusted operating expenses (2)                                        218           287           (24)
Provisions for benefits, claims, and credit losses                     324            84            NM
                                                               -------------------------
CORE INCOME (LOSS) BEFORE TAXES                                       (159)          101            NM
Income taxes                                                           (70)           33            NM
                                                               -------------------------
CORE INCOME (LOSS)                                                     (89)           68            NM
Restructuring-related items, after-tax                                 (15)            -            NM
                                                               -------------------------
INCOME (LOSS)                                                  $      (104)  $        68            NM
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $         7   $         9           (22)
Return on assets                                                        NM          3.06%
======================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                        NM          3.06%
======================================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) Excludes restructuring-related items.
NM  Not meaningful

LATIN AMERICA (EXCLUDING MEXICO) -- which provides banking, lending, including credit and charge cards, insurance and pension fund administration and investment services to customers throughout the region -- reported losses before restructuring-related items, of $89 million in the 2002 first quarter, compared to core income of $68 million a year ago, primarily reflecting charges taken in Argentina and the net effects of foreign currency translation due to the devaluation of the Argentine Peso. Losses of $104 million in the 2002 first quarter included restructuring-related charges of $15 million ($25 million pretax), which reflects initiatives to downsize headcount and branches in Argentina.

As shown in the following table, average customer deposits and average loans decreased primarily reflecting foreign currency translation effects due to the devaluation of the Argentine Peso.

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002          2001          Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                 8.4           8.2             2
Average customer deposits                                      $       9.1   $      11.0           (17)
Average loans                                                          4.8           6.5           (26)
======================================================================================================

Revenues, net of interest expense, of $383 million in the 2002 first quarter were down $89 million or 19% from 2001, primarily reflecting weakness in Argentina, due to reduced business activity as well as the unfavorable foreign currency translation effects from the devaluation of the Argentine Peso, partially offset by higher regional treasury results. Adjusted operating expenses of $218 million decreased $69 million or 24% from the 2001 first quarter, primarily reflecting the benefit of foreign currency translation and expense reduction initiatives across the region.

The provisions for benefits, claims, and credit losses were $324 million in the 2002 first quarter, compared with $84 million in the prior year. The increase in the provisions for benefits, claims, and credit losses was mainly due to an addition of $235 million to the loan loss reserve, due to deteriorating credit in Argentina. The increase in the loan loss reserve for Argentina reflects management's estimate of the impact on the consumer portfolio of the economic and political events which occurred in the first quarter, including the limitations imposed on withdrawals of funds, the bankruptcy moratorium, and the rising unemployment rate. The net credit loss ratio in the 2002 first quarter was 6.50%, compared with 4.93% in the 2001 fourth quarter and 4.24% a year ago, primarily reflecting write-downs in Argentina. Loans delinquent 90 days or more were $171 million or 4.03% of loans at March 31, 2002, compared with $248 million or 4.71% at December 31, 2001 and $302 million or 4.74% a year ago. Loans delinquent 90 days or more declined, primarily reflecting foreign currency translation effects due to the devaluation of the Argentine Peso. The ratio of loans delinquent 90 days or more declined from the 2001 fourth quarter as Argentina now reflects a smaller proportion of the Latin American loan portfolio, primarily reflecting the devaluation of the Argentine Peso. Net credit losses and loans delinquent 90 days or more may increase from 2002 first quarter levels due to the continuing economic crisis in Argentina and may be impacted by further unemployment and instability of prices. Income may also be impacted by government decrees and judicial orders in Argentina. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

MEXICO

                                                                                  FIRST QUARTER
                                                                     ------------------------------------
IN MILLIONS OF DOLLARS                                                       2002                2001 (1)
----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $           1,085   $             153
Adjusted operating expenses (2)                                                    614                 129
Provisions for benefits, claims, and credit losses                                 121                  11
                                                                     -------------------------------------
CORE INCOME BEFORE TAXES                                                           350                  13
Income taxes                                                                        70                   9
                                                                     -------------------------------------
CORE INCOME                                                                        280                   4
Restructuring-related items, after-tax                                              (3)                  -
                                                                     -------------------------------------
INCOME                                                               $             277   $               4
==========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                              $              69   $              11
Return on assets                                                                  1.63%               0.15%
==========================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                                  1.65%               0.15%
==========================================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) Excludes restructuring-related items.

MEXICO -- which includes the results of Grupo Financiero Banamex (Banamex) from August 2001, as well as Citicorp's legacy consumer banking, corporate banking, and retirement services businesses in Mexico and provides a wide array of banking, insurance, and financial services products -- reported core income of $280 million in the 2002 first quarter, up $276 million compared to 2001, primarily reflecting the acquisition of Banamex. Income of $277 million in the 2002 first quarter includes a restructuring-related charge of $3 million ($4 million pretax).

On August 6, 2001, Citicorp completed its acquisition of Banamex with the transaction being accounted for as a purchase. In the 2001 fourth quarter, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity. In February 2002, Banamex completed the purchase of AEGON's 48% interest in Seguros Banamex (Life Insurance) and AFORE Banamex (Pension Fund Manager) for $1.24 billion. The business also finalized the sale of Bansud (a subsidiary of Banamex) in Argentina in January 2002.

                                                                                  FIRST QUARTER
                                                                     -------------------------------------
IN BILLIONS OF DOLLARS                                                       2002                2001
----------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                            17.5                 1.7
Average customer deposits                                            $            30.2   $             3.0
Average loans                                                                     19.5                 3.7
==========================================================================================================

Revenues, net of interest expense, of $1.085 billion in the 2002 first quarter increased $932 million from 2001, primarily reflecting the acquisition of Banamex. Revenues reflect strong volume growth from the underlying customer deposit business and cards, combined with improvements in trading revenue primarily due to interest rate positioning, partially offset by declining spreads. The customer deposit business was impacted by lower interest rates that reduced spreads on deposits. Adjusted operating expenses of $614 million in the 2002 first quarter increased $485 million from 2001, primarily reflecting the acquisition of Banamex. The business continues to take actions to rationalize headcount, branches and systems.

The provisions for benefits, claims, and credit losses in the 2002 first quarter were $121 million compared with $11 million in 2001. The consumer net credit loss ratio was 3.89% in the 2002 first quarter, compared with 3.88% in the 2001 fourth quarter and 4.13% a year ago. Consumer loans delinquent 90 days or more were $470 million or 7.89% of loans at March 31, 2002, compared with $523 million or 8.75% at December 31, 2001 and $16 million or 5.19% a year ago. The improvement in consumer loans delinquent 90 days or more from the 2001 fourth quarter primarily reflects improved collections. The increase from March 31, 2001 primarily results from the acquisition of Banamex.

Commercial cash-basis loans were $1.095 billion at March 31, 2002, compared with $1.030 billion at December 31, 2001 and $68 million a year ago. The increase in the 2002 first quarter versus March 31, 2001 reflects the acquisition of Banamex whose commercial cash-basis loans include exposures in steel, textile, food products and other industries.

Net credit losses, cash-basis loans, and loans delinquent 90 days or more may increase from first quarter 2002 levels, due to economic weakness in Mexico, whose exports have been impacted by the slowdown in the U.S. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       149   $       130            15
Total operating expenses                                               100            93             8
Provision for credit losses                                             11             9            22
                                                               -------------------------
INCOME BEFORE TAXES                                                     38            28            36
Income taxes                                                            14            10            40
                                                               -------------------------
INCOME                                                         $        24   $        18            33
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $         4   $         4             -
Return on assets                                                      2.43%         1.83%
======================================================================================================

(1) Reclassified to conform to the current period's presentation.

CENTRAL & EASTERN EUROPE, MIDDLE EAST & AFRICA (CEEMEA--INCLUDING INDIA AND PAKISTAN) -- which provides banking, lending, including credit and charge cards, and investment services to customers throughout the region -- reported income of $24 million in the 2002 first quarter, up $6 million or 33% from 2001, reflecting continued growth in cards, investment product fees and branch lending across the region, particularly in India and Poland, partially offset by lower results in Turkey and Pakistan and due to increased spending on branch expansion and marketing initiatives.

As shown in the following table, CEEMEA reported 21% account growth from the 2001 first quarter, primarily reflecting growth in cards, customer deposits, and other lending, as franchise growth efforts continued across the region.

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN BILLIONS OF DOLLARS                                             2002         2001           Change
------------------------------------------------------------------------------------------------------
Accounts (IN MILLIONS)                                                 4.0           3.3            21
Average customer deposits                                      $       6.1   $       5.6             9
Average loans                                                          2.5           2.2            14
======================================================================================================

Revenues, net of interest expense, of $149 million in the 2002 first quarter increased $19 million or 15% from 2001, primarily reflecting volume growth in cards, investment product fees and branch lending across the region, particularly in India and Poland, partially offset by lower results in Turkey and Pakistan. Total operating expenses of $100 million increased $7 million or 8% from the 2001 first quarter, reflecting higher business volumes and franchise expansion initiatives in the region.

The provision for credit losses was $11 million in the 2002 first quarter, compared with $9 million in 2001. The net credit loss ratio was 1.75% in the 2002 first quarter, compared with 1.60% in the 2001 fourth quarter and 1.66% a year ago. The increase in the net credit loss ratio primarily reflects higher losses in certain segments in the Middle East and economic slowdown in Eastern Europe. Loans delinquent 90 days or more of $36 million or 1.42% of loans at March 31, 2002 were essentially unchanged from $36 million or 1.41% at December 31, 2001 and increased from $33 million or 1.40% at March 31, 2001.

e-CONSUMER

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $        40   $        47           (15)
Total operating expenses                                                73            86           (15)
                                                               -------------------------
LOSS BEFORE TAX BENEFITS                                               (33)          (39)           15
Income tax benefits                                                    (13)          (15)           13
                                                               -------------------------
LOSS                                                           $       (20)  $       (24)           17
======================================================================================================

(1) Reclassified to conform to the current period's presentation.

e-CONSUMER -- the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions -- reported a loss of $20 million in the 2002 first quarter, compared to a loss of $24 million in the 2001 first quarter.

Revenues, net of interest expense, in the 2002 first quarter decreased $7 million or 15% from 2001 as a prior year realized investment gain was partially offset by growth in Citicorp Electronic Financial Services, which provides electronic benefit transfer services to states throughout the country. Total operating expenses declined $13 million or 15% from the 2001 first quarter, mainly reflecting lower depreciation, amortization and compensation costs.

OTHER CONSUMER

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
ADJUSTED REVENUES, NET OF INTEREST EXPENSE                     $        (3)  $        (6)           50
Adjusted operating expenses (2)                                         30            30             -
Adjusted provisions for benefits, claims, and credit losses              7            (8)           NM
                                                               -------------------------
CORE LOSS BEFORE TAX BENEFITS                                          (40)          (28)          (43)
Income tax benefits                                                    (12)          (11)            9
                                                               -------------------------
CORE INCOME (LOSS)                                                     (28)          (17)          (65)
Restructuring-related items, after-tax                                   -            (4)          100
                                                               -------------------------
LOSS                                                           $       (28)  $       (21)          (33)
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

OTHER CONSUMER -- which includes certain treasury and other unallocated staff functions and global marketing and other programs -- reported losses before restructuring-related items of $28 million in the 2002 first quarter and $17 million in the 2001 first quarter. The increase in losses from 2001 was primarily due to lower foreign currency hedge gains and treasury results. The loss of $21 million in the 2001 first quarter included restructuring-related items of $4 million ($6 million pretax). Revenues, expenses, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer businesses.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                      TOTAL                                          AVERAGE
                                      LOANS        90 DAYS OR MORE PAST DUE(1)        LOANS           NET CREDIT LOSSES (1)
                                    ---------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,              MAR. 31,    MAR. 31,    Dec. 31,    Mar. 31,    1ST QTR.    1ST QTR.    4th Qtr.    1st Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002         2002       2001(2)     2001(2)      2002        2002       2001(2)     2001(2)
---------------------------------------------------------------------------------------------------------------------------------
Citibanking North America           $    12.0   $      85   $      96   $      41   $    12.0   $      27   $      30   $      15
  RATIO                                              0.71%       0.78%       0.56%                   0.90%       0.97%       0.80%
Mortgage Banking                         46.9       1,344       1,157         957        47.2          16          13           7
  RATIO                                              2.87%       2.53%       2.12%                   0.14%       0.12%       0.06%
Citi Cards                              104.2       2,219       2,135       1,836       104.2       1,646       1,554       1,196
  RATIO                                              2.13%       1.98%       1.84%                   6.41%       5.91%       4.84%
Other North America Cards                 1.4           5           6           6         1.2          12          13          12
  RATIO                                              0.40%       0.61%       0.32%                   4.08%       4.39%       2.90%
CitiFinancial                            59.7       1,969       1,991       1,580        59.2         434         452         344
  RATIO                                              3.30%       3.38%       2.82%                   2.97%       3.06%       2.50%
Western Europe                           19.9         817         824         811        19.7          97         101          91
  RATIO                                              4.10%       4.07%       4.52%                   1.99%       2.00%       2.01%
Japan                                    14.9         187         178         107        14.2         195         174         135
  RATIO                                              1.26%       1.24%       0.81%                   5.57%       4.53%       4.06%
Asia (excluding Japan)                   20.9         374         367         334        21.2          79          68          61
  RATIO                                              1.79%       1.73%       1.58%                   1.51%       1.28%       1.14%
Mexico                                    6.0         470         523          16         6.0          57          57           3
  RATIO                                              7.89%       8.75%       5.19%                   3.89%       3.88%       4.13%
Latin America                             4.3         171         248         302         4.8          77          69          68
  RATIO                                              4.03%       4.71%       4.74%                   6.50%       4.93%       4.24%
CEEMEA                                    2.6          36          36          33         2.5          11          10           9
  RATIO                                              1.42%       1.41%       1.40%                   1.75%       1.60%       1.66%
The Citigroup Private Bank (3)           27.5         143         135          65        27.0           2          10          (1)
  RATIO                                              0.52%       0.53%       0.27%                   0.04%       0.15%      (0.01%)
Other                                     0.6          --           5          17         1.2           1          29          (9)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                       $   320.9   $   7,820   $   7,701   $   6,105   $   320.4   $   2,654   $   2,580   $   1,931
  RATIO                                              2.44%       2.37%       2.04%                   3.36%       3.20%       2.61%
---------------------------------------------------------------------------------------------------------------------------------
Securitized receivables                 (65.9)     (1,351)     (1,282)     (1,243)      (66.9)       (935)       (897)       (691)
Loans held for sale                     (12.5)       (122)       (110)       (148)      (12.5)        (78)        (69)        (75)
---------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS                      $   242.5   $   6,347   $   6,309   $   4,714   $   241.0   $   1,641   $   1,614   $   1,165
  RATIO                                              2.62%       2.58%       2.14%                   2.76%       2.66%       2.10%
=================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  Reclassified to conform to the current period's presentation.
(3) The Citigroup Private Bank results are reported as part of the Global Investment Management and Private Banking segment.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                               END OF PERIOD                                 AVERAGE
                                    ------------------------------------        -----------------------------------
                                      MAR. 31,     Dec. 31,     Mar. 31,          1ST QTR.    4th Qtr.     1st Qtr.
IN BILLIONS OF DOLLARS                 2002          2001         2001              2002        2001         2001
--------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                       $    320.9   $    324.4   $    299.6        $    320.4   $    320.2   $    300.0
Securitized receivables                  (65.9)       (68.4)       (63.7)            (66.9)       (67.6)       (62.2)
Loans held for sale                      (12.5)       (11.9)       (15.3)            (12.5)       (11.6)       (13.4)
                                    ------------------------------------        ------------------------------------
ON-BALANCE SHEET                    $    242.5   $    244.1   $    220.6        $    241.0   $    241.0   $    224.4
====================================================================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $7.820 billion or 2.44% of loans at March 31, 2002, compared to $7.701 billion or 2.37% at December 31, 2001 and $6.105 billion or 2.04% at March 31, 2001. Total managed net credit losses in the 2002 first quarter were $2.654 billion and the related loss ratio was 3.36%, compared to $2.580 billion and 3.20% in the 2001 fourth quarter and $1.931 billion and 2.61% in the 2001 first quarter. For a discussion of trends by business, see business discussions on pages 5 - 15.

Citicorp's allowance for credit losses of $10.520 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $5.401 billion at March 31, 2002, $5.169 billion at December 31, 2001, and $4.956 billion at March 31, 2001. The increase in the allowance for credit losses from December 31, 2001 was due to increases related to Argentina. The increase in the allowance for credit losses from a year ago also includes the impact of the acquisitions of Banamex and EAB. The allowance as a percentage of loans on the balance sheet was 2.23% at March 31, 2002, up from 2.13% at December 31, 2001 and down from 2.24% at March 31, 2001. The increase in the allowance as a percentage of loans from December 31, 2001 was primarily due to the increase in the allowance related to Argentina combined with declines in loans in Citi Cards, mainly due to increased securitizations, and Latin America, primarily reflecting the devaluation of the Argentine Peso. The decline in the allowance as a percentage of loans from a year ago primarily reflects the growth in consumer loans as well as stricter lending standards in individual businesses. On-balance sheet consumer loans of $242.5 billion grew $22 billion or 10% from March 31, 2001, primarily driven by the impact of the acquisitions of Banamex and EAB and increases in CitiFinancial's real estate and auto loans. On-balance sheet loans in Citi Cards declined in 2002 as growth in managed receivables was more than offset by increased securitization activity. In addition, loans in 2002 increased in Japan and Western Europe, mainly in consumer finance, and decreased in Asia and Latin America. The attribution of the allowance is made for analytical purposes only and may change from time to time.

Net credit losses, delinquencies, and the related ratios may increase from the 2002 first quarter as a result of the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth, and seasonal factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

GLOBAL CORPORATE

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $     2,930   $     3,093            (5)
Adjusted operating expenses (2)                                      1,422         1,675           (15)
Provisions for benefits, claims, and credit losses                     680           259            NM
                                                               -------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                         828         1,159           (29)
Income taxes                                                           280           417           (33)
Minority interest, after-tax                                             3             4           (25)
                                                               -------------------------
CORE INCOME                                                            545           738           (26)
Restructuring-related items, after-tax                                  (8)          (27)           NM
                                                               -------------------------
INCOME                                                         $       537   $       711           (24)
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

GLOBAL CORPORATE serves corporations, financial institutions, governments, investors, and other participants in capital markets throughout the world and consists of the Corporate and Investment Bank (CIB) and Emerging Markets Corporate Banking & Global Transaction Services (EM Corporate & GTS).

Global Corporate reported core income of $545 million in the 2002 first quarter, down $193 million or 26% from the 2001 first quarter. The decline in core income resulted from a decrease in EM Corporate & GTS, down $226 million or 54% to $195 million, partially offset by an increase in the CIB, up $33 million or 10% to $350 million. EM Corporate & GTS core income decreased primarily due to charges reflecting the impact of economic conditions in Argentina, partially offset by growth in trading-related revenue in all regions and expense control initiatives. The CIB increase primarily reflects expense control initiatives partially offset by higher net credit losses.

Income of $537 million in the 2002 first quarter included a restructuring-related charge of $8 million ($13 million pretax). See Note 6 to the Consolidated Financial Statements for a discussion of the restructuring-related items.

The businesses of Global Corporate are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

CORPORATE AND INVESTMENT BANK

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $     1,325   $     1,295             2
Adjusted operating expenses (2)                                        476           584           (18)
Provision for credit losses                                            312           220            42
                                                               -------------------------
CORE INCOME BEFORE TAXES                                               537           491             9
Income taxes                                                           187           174             7
                                                               -------------------------
CORE INCOME                                                            350           317            10
Restructuring-related items, after-tax                                   -           (25)          100
                                                               -------------------------
INCOME                                                         $       350   $       292            20
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.

THE CORPORATE AND INVESTMENT BANK provides products and services that include foreign exchange, structured products, derivatives, loans, leasing and commercial finance products.

The CIB reported core income of $350 million in the 2002 first quarter, up $33 million or 10% from $317 million in the 2001 first quarter. The increase primarily reflects expense control initiatives, partially offset by higher net credit losses.

Revenues, net of interest expense, increased $30 million or 2% to $1.325 billion in the 2002 first quarter from $1.295 billion in the 2001 first quarter. The increase primarily reflects increases in fixed income and CitiCapital, partially offset by decreases in equity derivatives.

Adjusted operating expenses were $476 million in the 2002 first quarter, down $108 million or 18% compared to the prior-year quarter. The decrease primarily reflects savings from restructuring actions initiated in 2001 and expense control actions.

The provision for credit losses was $312 million in the 2002 first quarter, up $92 million from $220 million in the 2001 first quarter, primarily due to higher net credit losses in the telecommunications and energy industries.

Cash-basis loans were $1.585 billion at March 31, 2002, $1.525 billion at December 31, 2001, and $1.149 billion at March 31, 2001, primarily reflecting increases in the transportation leasing portfolio and the telecommunication and energy industries. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak economic conditions in the U.S., Japan and Europe as well as stress in the telecommunications industry. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

EMERGING MARKETS CORPORATE BANKING AND GLOBAL TRANSACTION SERVICES

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $     1,605   $     1,798           (11)
Adjusted operating expenses (2)                                        946         1,091           (13)
Provision for credit losses                                            368            39            NM
                                                               -------------------------
CORE INCOME BEFORE TAXES AND MINORITY INTEREST                         291           668           (56)
Income taxes                                                            93           243           (62)
Minority interest, after-tax                                             3             4           (25)
                                                               -------------------------
CORE INCOME                                                            195           421           (54)
Restructuring-related items, after-tax                                  (8)           (2)           NM
                                                               -------------------------
INCOME                                                         $       187   $       419           (55)
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $       112   $       109             3
Return on assets                                                      0.68%         1.56%
======================================================================================================
EXCLUDING RESTRUCTURING-RELATED ITEMS
Return on assets                                                      0.71%         1.57%
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

EM CORPORATE BANKING & GTS -- which offers a wide array of banking and financial services products in the emerging markets (excluding Mexico) and also includes the global operations of Transaction Services -- reported core income of $195 million in the 2002 first quarter, down $226 million or 54% from the 2001 first quarter due to charges reflecting the impact of economic conditions in Argentina, partially offset by growth in trading-related revenue in all regions and expense control initiatives. The decline in core income was driven by Latin America, which was down $244 million, and CEEMEA, which was down $22 million, partially offset by expense improvements in Transaction Services operations in North America and Europe. Income of $187 million in the 2002 first quarter included a restructuring-related charge of $8 million ($13 million pretax), primarily related to the downsizing of operations in Argentina.

Total revenues, net of interest expense, of $1.605 billion in the 2002 first quarter declined $193 million or 11% compared to the 2001 first quarter. The decline in revenue was primarily due to Latin America, which was down 15% mainly due to the redenomination losses and the adverse impact of currency translation in Argentina, partially offset by the benefit recorded for the compensation instruments. CEEMEA revenues were down 11% from the 2001 first quarter primarily reflecting a Bank Handlowy merger-related gain in the 2001 first quarter. Asia revenues were down 4% primarily due to weakness in Transaction Services, partially offset by strong growth in trading-related revenue.

Adjusted operating expenses of $946 million in the 2002 first quarter decreased $145 million or 13% primarily due to expense reduction initiatives in Transaction Services operations in North America and Europe, the benefit of restructuring actions initiated in the 2001 second quarter across all regions and foreign currency translation benefits in Argentina.

The provision for credit losses of $368 million in the 2002 first quarter increased $329 million compared to the 2001 first quarter, primarily due to an addition to the loan loss reserve of $240 million and write-offs of $100 million in Argentina. The reserve additions and write-offs in Argentina reflect the impairment of loans in the first quarter due to the impact of the devaluation, redenomination, economic conditions and other factors. Cash-basis loans (excluding Mexico) were $1.767 billion at March 31, 2002, up $630 million from March 31, 2001 principally due to the increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. Cash-basis loans were up $302 million from December 31, 2001 principally due to the increases in Latin America, mainly Argentina. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. Income may also be impacted by government decrees and judicial orders in Argentina. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

COMMERCIAL PORTFOLIO REVIEW

Commercial loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Impaired commercial loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value. The following table summarizes commercial cash-basis loans at period-end and net credit losses for the corresponding three-month period.

                                                                 MAR. 31,      Dec. 31,     Mar. 31,
IN MILLIONS OF DOLLARS                                             2002          2001        2001(1)
------------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
   Corporate and Investment Bank                               $     1,585   $     1,525   $     1,149
   EM Corporate & GTS                                                1,767         1,465         1,137
   Mexico (2)                                                        1,095         1,030            68
   Investment Activities                                                 1             2             8
                                                               ---------------------------------------
TOTAL COMMERCIAL CASH-BASIS LOANS                              $     4,448   $     4,022   $     2,362
======================================================================================================
NET CREDIT LOSSES
   Corporate and Investment Bank                               $       357   $       560   $       219
   EM Corporate & GTS                                                  128           195            40
   Mexico (2)                                                            2            46             8
                                                               ---------------------------------------
TOTAL NET CREDIT LOSSES                                        $       487   $       801   $       267
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Includes Banamex cash-basis loans and net credit losses in the 2002 first quarter and 2001 fourth quarter.

Total commercial cash-basis loans were $4.448 billion at March 31, 2002, $4.022 billion at December 31, 2001, and $2.362 billion at March 31, 2001. Cash-basis loans in the CIB of $1.585 billion at March 31, 2002, $1.525 billion at December 31, 2001, and $1.149 billion at March 31, 2001 primarily reflect increases in the transportation leasing portfolio and borrowers in the telecommunications and energy industries. EM Corporate & GTS cash-basis loans (excluding Mexico) were $1.767 billion at March 31, 2002, up $630 million from March 31, 2001 principally due to the increases in Latin America, mainly Argentina, and increases in Asia, mainly Australia and New Zealand. EM Corporate & GTS cash-basis loans were up $302 million from December 31, 2001 principally due to the increases in Latin America, mainly Argentina. Mexico cash-basis loans were $1.095 billion at March 31, 2002, compared with $1.030 billion at December 31, 2001 and $68 million at March 31, 2001. The increases primarily reflect the acquisition of Banamex whose commercial cash-basis loans include exposures in steel, textile, food products and other industries.

Total commercial net credit losses of $487 million in the first quarter of 2002 increased $220 million compared to the first quarter of 2001, primarily reflecting increases in the CIB and in EM Corporate & GTS. CIB net credit losses of $357 million increased $138 million compared to the first quarter of 2001, primarily due to higher net credit losses in the telecommunications and energy industries and the transportation leasing portfolio. EM Corporate & GTS net credit losses of $128 million increased $88 million compared to the first quarter of 2001 primarily due to write-offs in Argentina. For a further discussion of trends by business, see the business discussions on pages 18 - 19.

Citicorp's allowance for credit losses of $10.520 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the commercial portfolio was $5.119 billion at March 31, 2002 compared to $4.919 billion and $4.001 billion at December 31, 2001 and March 31, 2001, respectively. The increase in the allowance in the first quarter of 2002 primarily reflects an addition to the allowance of $240 million for Argentina. The reserve addition for Argentina reflects the impairment caused in the first quarter due to the impact on borrowers in the commercial portfolio from the devaluation, redenomination, economic conditions and other factors. The increase in the allowance from the 2001 first quarter also reflects the acquisition of Banamex. Losses on commercial lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Commercial net credit losses and cash-basis loans may increase from 2002 first quarter levels due to weak global economic conditions, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

                                                                 MAR. 31,      Dec. 31,     Mar. 31,
IN BILLIONS OF DOLLARS                                             2002          2001        2001
------------------------------------------------------------------------------------------------------
Commercial allowance for credit losses                         $     5.119   $     4.919   $     4.001
As a percentage of total commercial loans                             3.54%         3.33%         2.75%
======================================================================================================

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       514   $       497             3
Adjusted operating expenses (2)                                        358           351             2
Provision for credit losses                                              6             2            NM
                                                               -------------------------
CORE INCOME BEFORE TAXES                                               150           144             4
Income taxes                                                            46            53           (13)
                                                               -------------------------
CORE INCOME                                                            104            91            14
Restructuring-related items, after-tax                                  (3)            -             -
                                                               -------------------------
INCOME                                                         $       101   $        91            11
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

GLOBAL INVESTMENT MANAGEMENT AND PRIVATE BANKING is comprised of The Citigroup Private Bank and Citibank Asset Management. These businesses offer a broad range of asset management products and services from global investment centers around the world, including mutual funds, closed-end funds, managed accounts and personalized wealth management services distributed to institutional, high net worth, and retail clients.

Global Investment Management and Private Banking core income in the 2002 first quarter increased to $104 million, up $13 million or 14% from the 2001 first quarter. The increase reflects higher core income from The Citigroup Private Bank of $17 million or 18%, partially offset by decreased results from Citibank Asset Management of $4 million from the 2001 first quarter. The increase at The Citigroup Private Bank primarily reflects continued customer revenue momentum across a range of products including client trading activity, investments and lending, and the impact of lower interest rates, partially offset by increased expenses due to higher variable, employee-related and technology costs and an increase in the provision for credit losses. The decrease at Citibank Asset Management primarily reflects the impact of prior year one-time fees, negative market action and the cumulative impact of transfers of funds to Citigroup Mutual Fund Management, partially offset by decreased expenses and strong net flows.

THE CITIGROUP PRIVATE BANK

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $       423   $       392             8
Adjusted operating expenses (2)                                        254           239             6
Provision for credit losses                                              6             2            NM
                                                               -------------------------
CORE INCOME BEFORE TAXES                                               163           151             8
Income taxes                                                            51            56            (9)
                                                               -------------------------
CORE INCOME                                                            112            95            18
Restructuring-related items, after-tax                                  (2)            -             -
                                                               -------------------------
INCOME                                                         $       110   $        95            16
======================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $        28   $        25            12
Return on assets                                                      1.62%         1.54%
======================================================================================================
 Client business volumes under management
  (IN BILLIONS OF DOLLARS)                                     $       166   $       146            14
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
NM   Not meaningful

THE CITIGROUP PRIVATE BANK provides personalized wealth management services for high net worth clients around the world. The Citigroup Private Bank core income was $112 million in the 2002 first quarter, up $17 million or 18% from the 2001 first quarter, primarily reflecting continued customer revenue momentum and the impact of lower rates, partially offset by increased expenses and an increase in the provision for credit losses.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $166 billion at the end of the 2002 first quarter, up 14% from $146 billion at the end of the prior year quarter and reflects increases in each major product line. Regionally, the increase primarily reflects continued growth in Asia and the U.S.

Revenues, net of interest expense, were $423 million in the 2002 first quarter, up $31 million or 8% from the 2001 first quarter, primarily reflecting continued customer revenue momentum across a range of products including client trading activity, investments and lending, and the impact of lower interest rates. The increase in revenues reflected strong growth in Japan and North America, up 35% and 30%, respectively, from the prior year quarter, partially offset by a 28% decline in Europe primarily due to lower performance fees and client trading activity.

Adjusted operating expenses of $254 million in the 2002 first quarter were up $15 million or 6% from the prior-year quarter, primarily reflecting higher levels of revenues and employee-related expenses, partially due to investment spending in technology and front-end sales and servicing capabilities.

The provision for credit losses was $6 million in the 2002 first quarter, compared with $2 million in the 2001 first quarter. The increase primarily reflects higher write-offs and lower recoveries in the 2002 first quarter. Loans 90 days or more past due at the 2002 quarter-end were $143 million or 0.52% of total loans outstanding, compared with $65 million or 0.27% at the end of the 2001 first quarter.

Average assets of $28 billion in the 2002 first quarter increased $3 billion or 12% from $25 billion in the 2001 first quarter, primarily due to higher mortgage financing, margin and tailored lending.

CITIBANK ASSET MANAGEMENT

                                                                      FIRST QUARTER
                                                               -------------------------          %
IN MILLIONS OF DOLLARS                                             2002        2001 (1)         Change
------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $        91   $       105           (13)
Adjusted operating expenses (2)                                        104           112            (7)
                                                               -------------------------
CORE LOSS BEFORE TAX BENEFITS                                          (13)           (7)          (86)
Income tax benefits                                                     (5)           (3)          (67)
                                                               -------------------------
CORE LOSS                                                               (8)           (4)         (100)
Restructuring-related items, after-tax                                  (1)            -             -
                                                               -------------------------
LOSS                                                           $        (9)  $        (4)           NM
======================================================================================================
Assets under management (IN BILLIONS OF DOLLARS) (3)(4)        $       165   $       158             4
======================================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes restructuring-related items.
(3) Includes $31 billion and $29 billion in 2002 and 2001, respectively, for The Citigroup Private Bank clients.
(4) Includes Latin America Affiliates assets under management of $21 billion and $7 billion in 2002 and 2001, respectively.
NM   Not meaningful

CITIBANK ASSET MANAGEMENT offers institutional, high net worth and retail clients a broad range of investment alternatives from global investment centers around the world. Products and services offered include mutual funds, closed-end funds and separately managed accounts.

Core loss of $8 million in the 2002 first quarter increased $4 million from the 2001 first quarter, reflecting the impact of prior year one-time fees, negative market action and the cumulative impact of transfers of funds to Citigroup Mutual Fund Management, a Salomon Smith Barney entity, in the 2001 second quarter, partially offset by decreased expenses and strong net flows.

Assets under management rose 4% from the year-ago quarter to $165 billion, primarily reflecting an increase in Latin America Affiliates assets associated with the Banamex acquisition and strong net flows, partially offset by the transfer of funds to Citigroup Mutual Fund Management to address certain effects of the requirements of the Gramm-Leach-Bliley Act.

Revenues, net of interest expense, decreased $14 million or 13% to $91 million in the 2002 first quarter, primarily due to the impact of prior year one-time fees, lower market values of assets under management and the transfer of funds to Citigroup Mutual Fund Management, partially offset by strong net flows.

Adjusted operating expenses of $104 million in the 2002 first quarter were down $8 million or 7% from the prior-year quarter primarily reflecting continued expense management and reduced employee-related costs.

INVESTMENT ACTIVITIES

                                                                                 FIRST QUARTER
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                      2002             2001(1)
----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $              93   $             (52)
Total operating expenses                                                            33                  32
                                                                     -------------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST                                    60                 (84)
Income taxes (benefits)                                                             24                 (29)
Minority interest, after-tax                                                         -                  (1)
                                                                     -------------------------------------
INCOME (LOSS)                                                        $              36   $             (54)
==========================================================================================================

(1)  Reclassified to conform to the current period's presentation.

INVESTMENT ACTIVITIES comprises Citicorp's venture capital activities, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and since August 2001, the investment portfolio related to Banamex.

Revenues, net of interest expense, include $89 million and ($72) million from proprietary investments, including venture capital, and $4 million and $20 million from LDC Debt Sales/Refinancing portfolios for the 2002 first quarter and 2001 first quarter, respectively.

Revenues, net of interest expense, of $93 million for the 2002 first quarter increased $145 million from the 2001 first quarter, primarily reflecting higher venture capital results and a mark to market gain on an investment in India, partially offset by higher impairment write-downs in proprietary investments, including $100 million in pretax write-downs on certain investments in Argentina.

Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See
"Forward-Looking Statements" on page 24.

CORPORATE/OTHER

                                                                                 FIRST QUARTER
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                      2002             2001(1)
----------------------------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              $             197   $             274
Total operating expenses                                                           192                 143
Provision for benefits, claims, and credit losses                                   (4)                164
                                                                     -------------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST                                     9                 (33)
Income taxes                                                                        18                   2
Minority interest, after-tax                                                         6                   -
                                                                     -------------------------------------
LOSS                                                                 $             (15)  $             (35)
==========================================================================================================

(1)  Reclassified to conform to the current period's presentation.

CORPORATE/OTHER includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, the remainder of Internet-related development activities not allocated to the individual businesses and the results of certain insurance units of Citicorp. Effective October 2001, Northland Insurance Company (Northland) was reorganized as a unit of Citigroup's Property and Casualty Segment.

Revenues, net of interest expense, were $197 million in the 2002 first quarter, down $77 million from the 2001 first quarter primarily as a result of the reorganization of Northland, partially offset by lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury results are primarily related to reduced rates and the recognized benefits from interest rate hedging activities, partially offset by increased funding costs related to the Banamex acquisition.

Adjusted operating expenses were $192 million in the 2002 first quarter, up $49 million from the 2001 first quarter, primarily due to the impact of higher intersegment eliminations and higher net unallocated corporate costs, partially offset by the reorganization of Northland. The decline in the provision for benefits, claims, and credit losses primarily related to the Northland reorganization.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weakening global economic conditions; the economic crisis in Argentina; government decrees and judicial orders in Argentina; higher unemployment rates and the continued increase in bankruptcy filings in Japan; sovereign or regulatory actions, and political conditions and developments; credit performance of the portfolios, including bankruptcies, portfolio growth, and seasonal factors; stress in the telecommunications industry; an increase in the amortization period for certain direct loan origination costs; the effect of banking and financial services reforms, of rules governing the regulatory treatment of merchant banking investments, and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Citicorp Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citicorp Risk Management Framework is summarized in Citicorp's 2001 Form 10-K and is described in detail in Citigroup's 2001 Annual Report and Form 10-K.

THE CREDIT RISK MANAGEMENT PROCESS

The credit risk management process at Citicorp relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Citicorp's credit risk management process is described in detail in Citicorp's 2001 Form 10-K.

THE MARKET RISK MANAGEMENT PROCESS

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

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity Risk is discussed in the Liquidity and Capital Resources section.

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

Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments that are designated and effective as hedges. The utilization of derivatives is managed in response to changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities.

Earnings-at-Risk is the primary method for measuring price risk in Citicorp's non-trading portfolios. Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward parallel shift in the yield curve for the appropriate currency. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assuming no correlation between exposures in different currencies.

Citicorp's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citicorp also has Earnings-at-Risk in various other currencies, however, there are no significant risk concentrations in any other individual non-U.S. dollar currency.

The following table illustrates the impact to Citicorp's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of March 31, 2002, the potential impact on pretax earnings over the next 12 months is a decrease of $600 million from an interest rate increase and an increase of $488 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $197 million from an increase in interest rates and a decrease of $805 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and prior-year end primarily reflects an increase in the proportion of floating rate funding.

The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citicorp's pretax earnings of approximately $348 million over the next 12 months and a potential positive impact of $34 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $348 million for the next 12 months and potential negative impact of $34 million for the years thereafter. The change in Earnings-at-Risk from the prior year primarily represents the inclusion of Banamex's Mexican peso exposure while the change in Earnings-at-Risk from the prior year-end reflects the repricing characteristics of the portfolio.

Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of $199 million over the next twelve months and potential negative impact $81 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings of $201 million over the next twelve months and a potential positive impact of $94 million for the years thereafter. The change in Earnings-at-Risk from the prior year and the prior year-end primarily represents changes in the asset and liability mix across a range of currencies to reflect Citigroup's current view of interest rates.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

                                                  MARCH 31, 2002
IN MILLIONS OF                                                                     OTHER NON-U.S.
DOLLARS                     U.S. DOLLAR                 MEXICAN PESO                 DOLLAR
---------------------------------------------------------------------------------------------------
                      INCREASE     DECREASE      INCREASE     DECREASE      INCREASE      DECREASE
                    -------------------------------------------------------------------------------
Twelve months and
less                $     (600)   $      488    $      348   $     (348)   $     (199)   $      201
THEREAFTER                 197          (805)           34          (34)          (81)           94
                    -------------------------------------------------------------------------------
Total               $     (403)   $     (317)   $      382   $     (382)   $     (280)   $      295
===================================================================================================




                                                  December 31, 2001
IN MILLIONS OF                                                                  Other Non-U.S.
DOLLARS                   U.S. Dollar                Mexican Peso                  Dollar
---------------------------------------------------------------------------------------------------
                     Increase      Decrease      Increase     Decrease      Increase      Decrease
                    -------------------------------------------------------------------------------
Twelve months and
 less               $     (287)   $      290    $      208   $     (208)   $     (289)   $      292
THEREAFTER                 904        (1,072)          207         (207)         (285)          298
                    -------------------------------------------------------------------------------
Total               $      617    $      782    $      415   $     (415)   $     (574)   $      590
===================================================================================================

                                               March 31, 2001
IN MILLIONS OF                                                       Other Non-U.S.
DOLLARS                    U.S. Dollar        Mexican Peso               Dollar
----------------------------------------------------------------------------------------
                      Increase  Decrease  Increase   Decrease    Increase     Decrease
                      ------------------------------------------------------------------
Twelve months and
 less                 $   (279) $    293  $     (19) $      19  $      (223) $       226
THEREAFTER                 865    (1,043)       (27)        27         (219)         232
                      ------------------------------------------------------------------
Total                 $    586  $   (750) $     (46) $      46  $      (442) $       458
========================================================================================

(1) Prior year amounts have been restated to conform with the current period's presentation.

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

New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed, and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas, as required.

The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $32 million at March 31, 2002. Daily exposures averaged $27 million during the first quarter and ranged from $20 million to $47 million. The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2002 and December 31, 2001, along with the averages.

                                                   2002                     Full
                                                   FIRST                    Year
                                    MARCH 31,     QUARTER    December 31,   2001
IN MILLIONS OF DOLLARS                2002        AVERAGE       2001       Average
------------------------------------------------------------------------------------
Interest rate                      $       28   $       23   $       16   $       19
Foreign exchange                           11           10            9           10
Equity                                     10            7            7            9
All other (primarily commodity)             7            6            7            9
Covariance adjustment                     (24)         (19)         (16)         (21)
                                   -------------------------------------------------
Total                              $       32   $       27   $       23   $       26
====================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first quarter of 2002 and all of 2001.

                                             2002                    2001
                                  --------------------------------------------------
IN MILLIONS OF DOLLARS                LOW          HIGH         Low          High
------------------------------------------------------------------------------------
Interest rate                      $       16   $       48   $       13   $       45
Foreign exchange                            7           16            6           16
Equity                                      6           11            5           19
All other (primarily commodity)             5            7            1           26
====================================================================================

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citicorp Risk Management framework summarized in the Citicorp 2001 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in the Citicorp 2001 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at March 31, 2002 and December 31, 2001 include:

CROSS-BORDER OUTSTANDINGS AND COMMITMENTS

                                                    MARCH 31, 2002
                --------------------------------------------------------------------------------------
                                        CROSS-BORDER CLAIMS ON THIRD PARTIES
                --------------------------------------------------------------------------------------
                                                                                          TRADING
                                                                                            AND
IN BILLIONS                                                                              SHORT-TERM
OF  DOLLARS         BANKS            PUBLIC            PRIVATE             TOTAL          CLAIMS (1)
------------------------------------------------------------------------------------------------------
Mexico         $           0.4   $           2.1   $           6.8   $           9.3   $           4.1
Brazil                     1.0               0.2               4.6               5.8               2.7
Germany                    2.4               2.1               2.0               6.5               5.1
Italy                      1.6               2.5               0.5               4.6               3.3
Canada                     1.5                 -               1.6               3.1               2.0
France                     2.1               1.0               1.5               4.6               3.5
======================================================================================================

                                           MARCH 31, 2002                     December 31, 2001
                --------------------------------------------------   ---------------------------------
                  INVESTMENTS
                    IN AND           TOTAL
                    FUNDING          CROSS-                              Total
IN BILLIONS         OF LOCAL         BORDER                           Cross-Border
OF  DOLLARS        FRANCHISES     OUTSTANDINGS      COMMITMENTS (2)   Outstandings      Commitments (2)
------------   ---------------------------------------------------------------------------------------
Mexico         $           2.3   $          11.6   $           0.7   $          11.7   $           0.6
Brazil                     5.2              11.0               0.2              10.2               0.3
Germany                    2.7               9.2               4.1               8.0               4.4
Italy                      1.3               5.9               2.5               6.2               2.3
Canada                     2.3               5.4               3.2               5.6               3.4
France                     0.1               4.7               7.1               5.3               8.5
======================================================================================================

(1)  Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

LIQUIDITY AND CAPITAL RESOURCES

Citicorp's primary source of capital resources is its net earnings. Other sources include proceeds from the issuance of trust preferred securities, senior debt, subordinated debt and commercial paper. Citicorp can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral.

Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citicorp maintains combined liquidity reserves of cash, securities and unused bank lines of credit to support its combined outstanding commercial paper.

Associates, a subsidiary of Citicorp, has a combination of unutilized credit facilities of $6.8 billion as of March 31, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2002, this requirement was exceeded by approximately $51.3 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

Citicorp and some of its nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 60% of its total funding at March 31, 2002 and 59% of its total funding at December 31, 2001, are broadly diversified by both geography and customer segments.

Common stockholder's equity, which grew $1.6 billion during the first three months of 2002 to $65.0 billion at March 31, 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2002 first quarter was $74.6 billion, down from $81.1 billion at 2001 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first three months of 2002 included $3.5 billion of U.S. credit cards and $6.4 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly-originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first quarter of 2002, the scheduled amortization of certain credit card securitization transactions made available $3.5 billion of new receivables. In addition, at least $5.9 billion of credit card securitization transactions are scheduled to amortize during the rest of 2002.

Other liquidity and capital resource considerations for Citicorp follow.

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

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citicorp sells receivables into the trust on a non-recourse basis.

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Card business.

At March 31, 2002, total assets in the credit card trusts were $81 billion. Of that amount, $66 billion has been sold to investors via trust-issued securities, and the remaining seller's interest of $15 billion is recorded in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interests. Amounts receivable from the trusts were $996 million and amounts due to the trusts were $813 million at March 31, 2002. During the quarter ended March 31, 2002, finance charges and interchange fees of $2.5 billion were collected by the trusts. Also for the quarter ended March 31, 2002, the trusts recorded $1.5 billion in coupon interest paid to third-party investors, servicing fees, and other costs.

The following table summarizes certain cash flows received from and paid to securitization trusts during the quarter ended March 31, 2002:

IN BILLIONS OF DOLLARS                                                  CREDIT CARDS
-------------------------------------------------------------------------------------
Proceeds from new securitizations                                       $         3.5
Proceeds from collections reinvested in new receivables                          33.9
Servicing fees received                                                           0.3
Cash flows received on retained interest and other net cash flows                 0.9
=====================================================================================

MORTGAGES, HOME EQUITY AND AUTO LOANS

The Company provides a wide range of mortgage, home equity and auto loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. Our mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing and auto loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At March 31, 2002, total loans securitized and outstanding were $78 billion.

SECURITIZATIONS OF CLIENT ASSETS

The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At March 31, 2002, total assets in the conduits were $53 billion.

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

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citicorp's credit commitments as of March 31, 2002 and December 31, 2001.

IN MILLIONS OF DOLLARS                                                   MARCH 31, 2002    December 31, 2001
------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees      $          29,461   $          26,461
Performance standby letters of credit and foreign office guarantees                7,376               7,749
Commercial and similar letters of credit                                           4,730               5,681
One-to-four family residential mortgages                                           4,438               5,470
Revolving open-end loans secured by 1-4 family residential properties              7,996               7,107
Commercial real estate, construction and land development                          1,857               1,804
Credit card lines (1)                                                            401,891             387,396
Commercial and other consumer loan commitments (2)                               203,896             215,368
                                                                       -------------------------------------
TOTAL                                                                  $         661,645   $         657,036
============================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $137 billion and $148 billion with original maturity less than one year at March 31, 2002 and December 31, 2001, respectively.

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

CITICORP RATIOS

                                                                        MARCH 31, 2002    December 31, 2001
----------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                    8.55%               8.33%
Total Capital (Tier 1 and Tier 2)                                                12.82               12.41
Leverage (1)                                                                      6.83                6.85
Common Stockholder's Equity                                                      10.17                9.81
==========================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the 2002 first quarter. Total capital (Tier 1 and Tier 2) amounted to $63.2 billion at March 31, 2002, representing 12.82% of net risk adjusted assets. This compares with $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $42.2 billion at March 31, 2002 represented 8.55% of net risk adjusted assets, compared with $42.2 billion and 8.33% at December 31, 2001. The Tier 1 capital ratio at March 31, 2002 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS                                                 MARCH 31, 2002    December 31, 2001
----------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                          $          65,027   $          63,453
Mandatorily Redeemable Securities of Subsidiary Trusts                             975                 975
Minority Interest                                                                  728                 839
Accumulated net gains on cash flow hedges, net of tax                             (328)               (312)
Net Unrealized Gains on Securities Available for Sale (1)                         (116)               (219)
Less: Intangible Assets (2)                                                    (24,091)            (22,528)
      50% Investment in Certain Subsidiaries (3)                                   (12)                (20)
                                                                     -------------------------------------
TOTAL TIER 1 CAPITAL                                                 $          42,183   $          42,188
==========================================================================================================
TIER 2 CAPITAL

Allowance for Credit Losses (4)                                                  6,221               6,378
Qualifying Debt (5)                                                             14,757              14,248
Unrealized marketable equity securities gains (1)                                   82                  77
Less: 50% Investment in Certain Subsidiaries (3)                                   (12)                (20)
                                                                     -------------------------------------
TOTAL TIER 2 CAPITAL                                                            21,048              20,683
                                                                     -------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                    $          63,231   $          62,871
==========================================================================================================
NET RISK-ADJUSTED ASSETS (6)                                         $         493,297   $         506,502
==========================================================================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)  Includes goodwill and certain other identifiable intangible assets.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations. Tier 2 capital included $10.9 billion of subordinated debt issued to Citigroup (Parent Company) at March 31, 2002 and $9.95 billion at December 31, 2001.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $20.7 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of March 31, 2002, compared to $21.8 billion as of December 31, 2001. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholder's equity increased a net $1.6 billion during the 2002 first quarter to $65.0 billion at March 31, 2002, representing 10.17% of assets, compared to 9.81% at December 31, 2001. The net increase in common stockholder's equity during the quarter principally reflected net income of $2.5 billion, offset by cash dividends declared of $0.4 billion and $0.5 billion related to unrealized gains and losses on investment securities, foreign currency translation adjustment, and cash-flow hedges.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at March 31, 2002 of $975 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For both the three months ended March 31, 2002 and 2001, interest expense on the trust securities amounted to $19 million.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2002, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the Citicorp 2001 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of March 31, 2002, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $5.7 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2002, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $5.4 billion of the available $5.7 billion.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

CITIBANK, N.A. RATIOS

                                                                             MAR. 31,          Dec. 31,
                                                                               2002              2001
----------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                    8.89%               9.23%
Total Capital (Tier 1 and Tier 2)                                                13.10               13.60
Leverage                                                                          7.18                7.16
Common Stockholder's Equity                                                       8.35                8.24
==========================================================================================================

Citibank's net income for the first quarter of 2002 amounted to $1.4 billion. During the quarter, Citibank paid a dividend of $4.8 billion to Citicorp (parent company). Citibank had $10.7 billion of subordinated notes outstanding at both March 31, 2002 and December 31, 2001, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

On January 8, 2002, the FRB issued final rules that govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies with certain exclusions. The new rules impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increases. An 8% Tier 1 capital deduction applies on covered investments that in the aggregate represent up to 15% of an organization's Tier 1 capital. For covered investments that aggregate more than 25% of the organization's Tier 1 capital, a top marginal charge of 25% applies. The rules are not expected to have a significant impact on Citicorp.

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

On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interests not deducted for Tier 1 capital. These rules, which require adoption in the fourth quarter of 2002, are not expected to have a significant impact on Citicorp.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding three paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 24.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          CITICORP AND SUBSIDIARIES

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                    2002                 2001
----------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                                $           9,131   $           9,967
Deposits with banks                                                                275                 353
Federal funds sold and securities purchased under resale agreements                108                 131
Investments, including dividends                                                   962                 951
Trading account assets                                                             534                 236
Loans held for sale                                                                292                 392
                                                                     -------------------------------------
                                                                                11,302              12,030
                                                                     -------------------------------------
INTEREST EXPENSE
Deposits                                                                         1,851               3,490
Trading account liabilities                                                         13                  14
Purchased funds and other borrowings                                               697                 961
Long-term debt                                                                     983               1,348
                                                                     -------------------------------------
                                                                                 3,544               5,813
                                                                     -------------------------------------

NET INTEREST REVENUE                                                             7,758               6,217

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims                                                   140                 250
Provision for credit losses                                                      2,559               1,464
                                                                     -------------------------------------

TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                                        2,699               1,714
                                                                     -------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS, AND CREDIT LOSSES                   5,059               4,503
                                                                     -------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                                             2,832               2,777
Foreign exchange                                                                   545                 488
Trading account                                                                    438                 603
Investment transactions                                                             10                  97
Other revenue                                                                      838                 857
                                                                     -------------------------------------
                                                                                 4,663               4,822
                                                                     -------------------------------------
OPERATING EXPENSE
Salaries                                                                         2,306               2,270
Employee benefits                                                                  484                 441
                                                                     -------------------------------------
     Total employee                                                              2,790               2,711
Net premises and equipment                                                         777                 788
Restructuring - related items                                                       46                  62
Other expense                                                                    2,328               2,361
                                                                     -------------------------------------
                                                                                 5,941               5,922
                                                                     -------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                                    3,781               3,403

Income taxes                                                                     1,296               1,265
Minority interest, net of income taxes                                              19                   8
                                                                     -------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             2,466               2,130
Cumulative effect of accounting change                                               -                 (33)
                                                                     -------------------------------------
NET INCOME                                                           $           2,466   $           2,097
==========================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                            CITICORP AND SUBSIDIARIES

                                                                         MARCH 31,
                                                                           2002             December 31,
IN MILLIONS OF DOLLARS                                                  (UNAUDITED)            2001
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $          11,928   $          13,568
Deposits at interest with banks                                                 17,181              19,210
Investments
   Held to maturity                                                                171                  11
   Available for sale and short-term and other (including
    $10,512 and $12,724 pledged to creditors at March 31, 2002
    and December 31, 2001, respectively)                                        92,593              85,288
   Venture capital                                                               4,360               4,316
Trading account assets (including $3,148 and $2,386 pledged
 to creditors at March 31, 2002 and December 31, 2001,
 respectively)                                                                  39,741              39,465
Loans held for sale                                                             12,472              11,900
Federal funds sold and securities purchased under resale
 agreements                                                                     12,286              14,568
Loans, net
   Consumer                                                                    242,463             244,159
   Commercial                                                                  144,758             147,514
                                                                     -------------------------------------
Loans, net of unearned income                                                  387,221             391,673
   Allowance for credit losses                                                 (10,520)            (10,088)
                                                                     -------------------------------------
     Total loans, net                                                          376,701             381,585
Goodwill                                                                        20,590              19,140
Intangible assets                                                                7,520               7,360
Premises and equipment, net                                                      6,032               6,188
Interest and fees receivable                                                     5,935               5,979
Other assets                                                                    32,021              38,366
                                                                     -------------------------------------
TOTAL ASSETS                                                         $         639,531   $         646,944
==========================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                        $          21,665   $          23,060
Interest-bearing deposits in U.S. offices                                      121,616             114,509
Non-interest-bearing deposits in offices outside the U.S.                       18,568              18,850
Interest-bearing deposits in offices outside the U.S.                          223,177             222,548
                                                                     -------------------------------------
     Total deposits                                                            385,026             378,967
Trading account liabilities                                                     19,121              22,333
Purchased funds and other borrowings                                            59,682              56,912
Accrued taxes and other expense                                                 11,735              15,048
Other liabilities                                                               24,332              29,178
Long-term debt                                                                  74,608              81,053

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value)
   issued shares: 1,000 in each period                                               -                   -
Surplus                                                                         34,119              34,112
Retained earnings                                                               32,758              30,702
Accumulated other changes in equity from nonowner sources                       (1,850)             (1,361)
                                                                     -------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                      65,027              63,453
                                                                     -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $         639,531   $         646,944
==========================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       CITICORP AND SUBSIDIARIES

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                      2002               2001
-----------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                       $          63,453   $          47,865

Net income                                                                       2,466               2,097
Cumulative effect of accounting change                                               -                  82
Net change in unrealized gains and losses on investments
 securities, net of tax                                                           (103)                 59
Net change in foreign currency translation adjustment, net of tax                 (402)               (153)
Net change for cash flow hedges, net of tax                                         16                 (71)
                                                                     -------------------------------------
  Total changes in equity from nonowner sources                                  1,977               2,014

Common cash dividends declared                                                    (410)             (2,128)

Capital contribution from Parent                                                     -                 148

Employee benefit plans and other activity                                            7                  13
                                                                     -------------------------------------

BALANCE AT END OF PERIOD                                             $          65,027   $          47,912
==========================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                           $           2,466   $           2,097
Other changes in equity from nonowner sources                                     (489)                (83)
                                                                     -------------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                        $           1,977   $           2,014
==========================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      CITICORP AND SUBSIDIARIES

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------------
IN MILLIONS OF DOLLARS                                                     2002                2001
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $           2,466   $           2,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities
   Provision for credit losses                                                   2,559               1,464
   Depreciation and amortization of premises and equipment                         264                 354
   Amortization of goodwill and acquisition premium costs                           14                 179
   Restructuring-related items                                                      46                  62
   Cumulative effect of accounting change, net of tax                                -                  33
   Venture capital activity                                                        (44)                339
   Net gain on sale of securities                                                  (10)                (97)
   Changes in accruals and other, net                                           (1,602)             (1,205)
   Net increase in loans held for sale                                            (572)             (1,990)
   Net increase in trading account assets                                         (276)               (480)
   Net (decrease) increase in trading account liabilities                       (3,212)              1,139
                                                                     -------------------------------------
Total adjustments                                                               (2,833)               (202)
                                                                     -------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (367)              1,895
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in deposits at interest with banks                       2,029              (3,117)
 Securities -- available for sale and short-term and other
   Purchases                                                                  (171,138)            (26,429)
   Proceeds from sales                                                         155,200              17,407
   Maturities                                                                    7,994               5,923
Net decrease (increase) in federal funds sold and securities purchased under
 resale agreements                                                               2,282              (5,039)
Net increase in loans                                                          (10,586)             (8,300)
Proceeds from sales of loans                                                    11,548               6,831
Business acquisitions                                                           (2,071)                  -
Capital expenditures on premises and equipment                                    (299)               (304)
Proceeds from sales of premises and equipment, subsidiaries and
  affiliates, and repossessed assets                                               156                 478
                                                                     -------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (4,885)            (12,550)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                         6,059              12,400
Net increase (decrease) in federal funds purchased and securities
 sold under repurchase agreements                                                4,913              (1,461)
Net decrease in commercial paper and funds borrowed                             (1,973)             (5,020)
Proceeds from issuance of long-term debt                                         5,304              10,715
Repayment of long-term debt                                                    (10,280)             (4,433)
Dividends paid                                                                    (410)             (2,128)
                                                                     -------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,613              10,073
----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                          (1)               (189)
----------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                         (1,640)               (771)
Cash and due from banks at beginning of period                                  13,568              11,658
                                                                     -------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                             $          11,928   $          10,887
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                          $           3,711   $           5,320
   Income taxes                                                                  1,943                 144
Non-cash investing activities:
Transfers to repossessed assets                                      $             216   $             153
==========================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      CITIBANK, N.A. AND SUBSIDIARIES

                                                                         MARCH 31,
                                                                           2002            December 31,
IN MILLIONS OF DOLLARS                                                  (UNAUDITED)           2001
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $          10,025   $          11,056
Deposits at interest with banks
Investments                                                                     14,624              19,181
   Held to maturity                                                                160                   -
   Available for sale (including $818 and $619 pledged
     to creditors at March 31, 2002 and December 31, 2001,
     respectively)                                                              57,727              48,638
   Venture capital                                                               1,810               1,939
Trading account assets (including $240 and $424 pledged
  to creditors at March 31, 2002 and December 31, 2001,
  respectively)                                                                 35,752              36,633
Loans held for sale                                                              9,413               4,354
Federal funds sold and securities purchased under resale
  agreements                                                                    12,517              14,935
Loans, net of unearned income                                                  282,386             280,455
Allowance for credit losses                                                     (7,570)             (5,446)
                                                                     -------------------------------------
     Loans, net                                                                274,816             275,009
Goodwill                                                                         5,039               5,068
Intangible assets                                                                5,064               3,897
Premises and equipment, net                                                      3,980               3,920
Interest and fees receivable                                                     4,048               3,451
Other assets                                                                    19,892              24,262
                                                                     -------------------------------------
TOTAL ASSETS                                                         $         454,867   $         452,343
==========================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                        $          18,559   $          19,268
Interest-bearing deposits in U.S. offices                                       86,691              81,298
Non-interest-bearing deposits in offices outside the U.S.                       14,793              14,962
Interest-bearing deposits in offices outside the U.S.                          189,116             191,395
                                                                     -------------------------------------
   Total deposits                                                              309,159             306,923
Trading account liabilities                                                     17,907              20,306
Purchased funds and other borrowings                                            48,325              37,826
Accrued taxes and other expense                                                  7,243               8,955
Other liabilities                                                               13,774              18,209
Long-term debt and subordinated notes                                           20,118              22,501

STOCKHOLDER'S EQUITY
Preferred stock ($100 par value)                                                   350                 350
Capital stock ($20.00 par value) outstanding shares:
 37,534,553 in each period                                                         751                 751
Surplus                                                                         23,602              18,582
Retained earnings                                                               15,845              19,227
Accumulated other changes in equity from nonowner sources (1)                   (2,207)             (1,287)
                                                                     -------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                      38,341              37,623
                                                                     -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $         454,867   $         452,343
==========================================================================================================

(1) Amounts at March 31, 2002 and December 31, 2001 include the after-tax amounts for net unrealized gains (losses) on investments available for sale of ($83) million and $17 million, respectively, for foreign currency translation of ($2.184) billion and ($1.460) billion, respectively, and for cash-flow hedges of $60 million and $156 million, respectively.

See Notes to Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). The Company is an indirect wholly-owned subsidiary of Citigroup Inc. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001.

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

2.  ACCOUNTING CHANGES

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, Citicorp adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company has not yet completed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It is not expected that the result of these impairment tests will have a material effect on the financial statements.

Net income for the first quarter of 2002 and 2001 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite-lived intangible assets which are no longer amortized is as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------------
  IN MILLIONS                                                                 2002               2001
----------------------------------------------------------------------------------------------------------
  NET INCOME:
    Reported net income                                              $           2,466   $           2,097
    Goodwill amortization                                                            -                  66
    Indefinite-lived intangible assets amortization                                  -                   1
----------------------------------------------------------------------------------------------------------
       Adjusted net income                                           $           2,466   $           2,164
==========================================================================================================

In February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.07 billion in the Consumer segment. In addition, $74 million of goodwill was recorded in the Consumer segment in connection with CitiFinancial Japan's acquisition of the consumer finance business of Taihei Co., Ltd.

The changes in goodwill during the first quarter of 2002 were as follows:

                                                                       GLOBAL
                                                                     INVESTMENT
                                                                     MANAGEMENT
                                          GLOBAL        GLOBAL       AND PRIVATE    INVESTMENT     CORPORATE/
IN MILLIONS OF DOLLARS                   CONSUMER      CORPORATE       BANKING      ACTIVITIES        OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002            $     17,529   $      1,607   $          4   $          -   $         -    $     19,140
Goodwill acquired during the period          1,144              -              -              -             -           1,144
Other (1)                                      255             51              -              -             -             306
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002             $     18,928   $      1,658   $          4   $          -   $         -    $     20,590
=============================================================================================================================

(1) Other changes in goodwill includes foreign exchange effects on non-dollar denominated goodwill and certain other reclassifications.

At March 31, 2002, $460 million of the Company's acquired trade names were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                      MARCH 31, 2002                             December 31, 2001
                                     ----------------------------------------------------------------------------------------
                                     GROSS CARRYING   ACCUMULATED   NET CARRYING  Gross Carrying  Accumulated    Net Carrying
(IN MILLIONS)                           AMOUNT       AMORTIZATION      AMOUNT         Amount      Amortization      Amount
-----------------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships   $      4,084   $      1,233   $      2,851   $      4,084   $     1,136    $      2,948
Mortgage servicing rights                    2,440          1,126          1,314          2,248         1,075           1,173
Core deposit intangibles                     1,032             74            958            975            38             937
Other customer relationships                   843            213            630            709           197             512
Present value of future profits                 72              4             68             37             2              35
Other (1)                                    1,627            388          1,239          2,087           332           1,755
                                      ---------------------------------------------------------------------------------------
TOTAL AMORTIZING INTANGIBLE ASSETS    $     10,098   $      3,038   $      7,060   $     10,140   $     2,780    $      7,360

Indefinite-lived intangible assets                                           460                                           --
                                      ---------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS                                             $      7,520                                 $      7,360
=============================================================================================================================

(1)  Primarily contract-related intangible assets.

The intangible assets recorded during the first quarter of 2002 and their respective amortization periods were as follows:

                                                                      FIRST QUARTER             WEIGHTED AVERAGE
(IN MILLIONS)                                                              2002            AMORTIZATION PERIOD IN YEARS
-----------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING RIGHTS                                            $             141                             15
PRESENT VALUE OF FUTURE PROFITS (1)                                                 35                             22
OTHER CUSTOMER RELATIONSHIPS                                                       137                              6
                                                                     ------------------------------------------------
TOTAL INTANGIBLE ASSETS RECORDED DURING THE PERIOD (2)               $             313
=====================================================================================================================

(1) Present value of future profits acquired during the first quarter of 2002 will be amortized on an accelerated basis over 22 years.

(2) There was no significant residual value estimated for the intangible assets recorded during the first quarter of 2002.


Intangible assets amortization expense was $185 million and $158 million for the first three months of 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $640 million for the remainder of 2002, $780 million in 2003, $750 million in 2004, $720 million in 2005, $670 million in 2006, and $620 million in 2007.

DERIVATIVES AND HEDGE ACCOUNTING
On January 1, 2001, Citicorp adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citicorp's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from nonowner sources.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS No. 140). In July 2001, FASB issued Technical Bulletin No. 01-1,

"Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

Certain provisions of SFAS No. 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions were effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the financial statements. SFAS No. 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002, Citicorp adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), when the rule became effective for calendar year companies. SFAS No. 144 established additional criteria as compared to previous generally accepted accounting principles to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. The provisions of the new standard are generally to be applied prospectively.

3.  BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                   TOTAL REVENUES, NET
                                                   OF INTEREST EXPENSE                     INCOME TAXES
                                           ----------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                FIRST QUARTER
                                           ----------------------------------------------------------------------
  EXCEPT IDENTIFIABLE ASSETS IN BILLIONS        2002              2001               2002              2001
-----------------------------------------------------------------------------------------------------------------
Global Consumer                            $         8,687   $         7,227    $           934   $           838
Global Corporate                                     2,930             3,093                275               401
Global Investment Management
  and Private Banking                                  514               497                 45                53
Investment Activities                                   93               (52)                24               (29)
Corporate/Other                                        197               274                 18                 2
                                           -----------------------------------------------------------------------
TOTAL                                      $        12,421   $        11,039    $         1,296   $         1,265
==================================================================================================================

                                                       INCOME (LOSS)
                                                    BEFORE CUMULATIVE
                                                        EFFECT OF
                                                ACCOUNTING CHANGES (1)(2)                 IDENTIFIABLE ASSETS
                                           -----------------------------------------------------------------------
IN MILLIONS OF DOLLARS                              FIRST QUARTER
                                           -------------------------------------    MAR. 31,          Dec. 31,
  EXCEPT IDENTIFIABLE ASSETS IN BILLIONS         2002               2001              2002              2001
------------------------------------------------------------------------------------------------------------------
Global Consumer                            $         1,807   $         1,417    $           339   $           346
Global Corporate                                       537               711                255               255
Global Investment Management
  and Private Banking                                  101                91                 29                27
Investment Activities                                   36               (54)                 9                 9
Corporate/Other                                        (15)              (35)                 8                10

                                           -----------------------------------------------------------------------
TOTAL                                      $         2,466   $         2,130    $           640   $           647
==================================================================================================================

(1) The 2002 first quarter results reflect after-tax restructuring-related items of $18 million in Global Consumer, $8 million in Global Corporate, and $3 million in Global Investment Management and Private Banking. The 2001 first quarter results reflect after-tax restructuring-related items of $12 million in Global Consumer and $27 million in Global Corporate.
(2) Includes pretax provision for benefits, claims, and credit losses in the Global Consumer results of $2.017 billion and $1.289 billion, in the Global Corporate results of $680 million and $259 million, in the Global Investment Management and Private Banking results of $6 million and $2 million, and in the Corporate/Other results of ($4) million and $164 million for the first quarters of 2002 and 2001, respectively.

4.  INVESTMENTS

                                                                        MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                                    2002              2001
----------------------------------------------------------------------------------------------------
Fixed maturities, primarily available for sale, at fair value           $  92,466         $   84,802
Short-term and other                                                          298                497
                                                                        ----------------------------
Available for sale and short-term and other                             $  92,764         $   85,299
                                                                        ============================
Venture capital, at fair value                                          $   4,360         $    4,316
====================================================================================================


The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2002 and December 31, 2001 were as follows:

                                                                    MARCH 31, 2002                            December 31, 2001
                                                   -------------------------------------------------------------------------------
                                                                     GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED                   Amortized
IN MILLIONS OF DOLLARS                                  COST         GAINS        LOSSES    FAIR VALUE          Cost    Fair Value
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY (1)     $     171      $      -        $    -     $     171     $      11     $      11
                                                   -------------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury and Federal Agencies                 $  26,738      $    258        $  182     $  26,814     $  18,400     $  18,480
State and Municipal                                    6,061           184            70         6,175         5,761         5,880
Foreign Government                                    41,626           257           110        41,773        43,598        43,682
U.S. Corporate                                         6,297           134           200         6,231         5,905         5,858
Other Debt Securities                                  5,420            68            29         5,459         5,442         5,503
Equity Securities (2)                                  5,660           361           178         5,843         5,218         5,388
                                                   -------------------------------------------------------------------------------
                                                      91,802         1,262           769        92,295        84,324        84,791
                                                   -------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                             $  91,973      $  1,262        $  769     $  92,466     $  84,335     $  84,802
                                                   ===============================================================================
Investments available for sale include:

   Mortgage-backed securities                      $  21,837      $    113        $  134     $  21,816     $  16,376     $  16,452
==================================================================================================================================

(1)  Recorded at amortized cost.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

5.  TRADING ACCOUNT ASSETS AND LIABILITIES

                                                                                MAR. 31,       Dec. 31,
IN MILLIONS OF DOLLARS                                                            2002           2001
-------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities                                     $    204     $     405
Foreign Government, Corporate and Other Securities                                20,882        17,375
Derivative and Foreign Exchange Contracts (1)                                     18,655        21,685
                                                                                ----------------------
                                                                                $ 39,741     $  39,465
======================================================================================================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                                              $  3,498     $   4,035
Derivative and Foreign Exchange Contracts (1)                                     15,623        18,298
                                                                                ----------------------
                                                                                $ 19,121     $  22,333
======================================================================================================

(1)  Net of master netting agreements and securitization.

6.  RESTRUCTURING-RELATED ITEMS

                                                         RESTRUCTURING INITIATIVES
                                                 -----------------------------------------
IN MILLIONS OF DOLLARS                           2002         2001       2000        Total
------------------------------------------------------------------------------------------
Restructuring Charges                            $  42      $  315      $  576      $  933
Acquisitions (1)                                     -         112          23         135
Utilization (2)                                      -        (247)       (518)       (765)
Changes in estimates                                 -          (5)        (29)        (34)
                                                 -----------------------------------------
BALANCE AT MARCH 31, 2002                        $  42      $  175      $   52      $  269
==========================================================================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

During the first quarter of 2002, Citicorp recorded restructuring charges of $42 million, primarily consisting of the downsizing of Global Consumer and Global Corporate operations in Argentina.

During 2001, Citicorp recorded restructuring charges of $315 million. Of the $315 million, $186 million related to the downsizing of certain functions in the Global Corporate and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations within the Global Consumer business. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

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

As of March 31, 2002, the restructuring reserve utilization included $65 million of asset impairment charges as well as $182 million of severance and other costs (of which $135 million of employee severance and $18 million of leasehold and other exit costs have been paid in cash and $29 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2002 first quarter was $14 million. Through March 31, 2002, approximately 7,400 gross staff positions have been eliminated under these programs, including approximately 900 in the 2002 first quarter.

During 2000, Citicorp recorded restructuring charges of $576 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $576 million charge, $474 million related to the acquisition of Associates included the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by Federal bank regulations, and the consolidation and integration of corporate and middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $576 million charge related to operations in the United States.

The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,600 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions related to the United States. In 2000, an additional reserve for $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

Through March 31, 2002, the restructuring reserve utilization included $184 million of asset impairment charges and $334 million of severance and other exit costs (of which $164 million related to employee severance and $119 million related to leasehold and other exit costs have been paid in cash and of which $51 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2002 first quarter was $35 million. Through March 31, 2002, approximately 5,650 gross staff positions have been eliminated under these programs, including approximately 400 in the 2002 first quarter.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on these assets) is being recognized over these shortened lives, $4 million and $22 million of which were recorded in the first quarters of 2002 and 2001, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2001 resulted in the reduction of the reserve for 2001 restructuring initiatives of $5 million during the second quarter of 2001 and a reduction of $29 million for 2000 restructuring initiatives during the fourth quarter of 2001.

Additional information about restructuring-related items, including the business segments affected, may be found in Citicorp's 2001 Form 10-K.

7.  DERIVATIVES AND OTHER ACTIVITIES

The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2002 and 2001:

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
IN MILLIONS OF DOLLARS                                                                         2002            2001
----------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings                                                  $    9          $   55
Net gain (loss) excluded from assessment of effectiveness                                         (5)             47
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                                                      (4)              5
Amount excluded from assessment of effectiveness                                                   -               -
NET INVESTMENT HEDGES:
Net gain (loss) included in foreign currency translation adjustment
  within accumulated other changes in equity from nonowner sources                               (56)            171
----------------------------------------------------------------------------------------------------------------------

The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2002 and 2001 can be summarized as follows (net of taxes):

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
IN MILLIONS OF DOLLARS                                                                      2002            2001
--------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE (1)                                                                      $  312          $    65
Net gain (loss) from cash flow hedges                                                         115              (40)
Net amounts reclassified to earnings                                                          (99)             (31)
                                                                                           -------------------------
ENDING BALANCE                                                                             $  328          $    (6)
====================================================================================================================

(1) Beginning balance of 2001 results from the cumulative effect of accounting change for cash-flow hedges.

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

9.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2002 are as follows:

                                                                                                                    ACCUMULATED
                                                                   NET UNREALIZED     FOREIGN                      OTHER CHANGES
                                                                      GAINS ON        CURRENCY                     IN EQUITY FROM
                                                                     INVESTMENT     TRANSLATION     CASH FLOW         NONOWNER
IN MILLIONS OF DOLLARS                                               SECURITIES      ADJUSTMENT       HEDGES           SOURCES
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                            $    219       $  (1,892)       $  312          $  (1,361)
Unrealized gains on investment securities (1)                             (103)              -             -               (103)
Foreign currency translation adjustment (2)                                  -            (402)            -               (402)
Cash flow hedges                                                             -               -            16                 16
-------------------------------------------------------------------------------------------------------------------------------
Current period change                                                     (103)           (402)           16               (489)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                               $    116       $  (2,294)       $  328          $  (1,850)
===============================================================================================================================

(1) Primarily reflects the impact of a rising interest rate yield curve on fixed-income securities.
(2) Includes the $512 million after-tax impact of translating Argentina's operations into the U.S. dollar equivalent. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continue, the functional currency of the Argentine branch and subsidiaries has been changed from the U.S. dollar to the Argentine peso.

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation, a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

ASSOCIATES FIRST CAPITAL CORPORATION (AFCC)

In connection with Citigroup's November 30, 2000 acquisition of AFCC in which AFCC became a wholly-owned subsidiary of Citicorp, Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of AFCC and Associates Corporation of North America (ACONA), a subsidiary of AFCC.

Effective as of August 10, 2001, Citicorp Banking Corporation, the parent company of CCC, transferred 100% of the stock of CCC to AFCC in exchange for convertible preferred stock of AFCC, making CCC a wholly-owned subsidiary of AFCC. The condensed consolidating financial statements account for the transaction in a manner similar to a pooling of interest and therefore all prior periods have been restated.

On October 2, 2001, ACONA merged with and into AFCC at which time, AFCC assumed ACONA's obligations under all debt instruments and agreements. Information included in the following condensed financial statements under the AFCC column represents AFCC Consolidated which includes ACONA's and CCC's results.

AFCC has a combination of unutilized credit facilities of $6.8 billion as of March 31, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2002, this requirement was exceeded by approximately $51.3 billion.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                              CITICORP                            OTHER CITICORP
                                               PARENT                            SUBSIDIARIES AND    CONSOLIDATING       CITICORP
IN MILLIONS OF DOLLARS                        COMPANY        CCC        AFCC     ELIMINATIONS (1)     ADJUSTMENTS(2)   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                  $  4,815    $      -    $      -         $       -        $  (4,815)       $      -
Interest from subsidiaries                         453           -           -              (453)               -               -
Interest on loans, including fees - third
  party                                             11       1,740       1,957             7,163           (1,740)          9,131
Interest on loans, including fees -
  intercompany                                       -          47          16               (16)             (47)              -
Other interest revenue                               -          47          65             2,106              (47)          2,171
Fees, commissions and other revenues               (76)        167         200             4,539             (167)          4,663
                                              -----------------------------------------------------------------------------------
                                                 5,203       2,001       2,238            13,339           (6,816)         15,965
                                              -----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third
  party                                            485           1          29               196               (1)            710
Interest on other borrowed funds -
  intercompany                                       -         127         123              (123)            (127)              -
Interest and fees paid to subsidiaries              34           -           -               (34)               -               -
Interest on long-term debt - third party             -          76         373               610              (76)            983
Interest on long-term debt - intercompany            -         356         168              (168)            (356)              -
Interest on deposits                                 -           4           5             1,846               (4)          1,851
Benefits, claims, and credit losses                  -         437         499             2,200             (437)          2,699
Other expense                                       35         430         540             5,366             (430)          5,941
                                              -----------------------------------------------------------------------------------
                                                   554       1,431       1,737             9,893           (1,431)         12,184
                                              -----------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                4,649         570         501             3,446           (5,385)          3,781
Income tax (benefit)                               (58)        208         205             1,149             (208)          1,296
Minority interest, net of income taxes               -           -           -                19                -              19
Equity in undistributed income of
  subsidiaries                                  (2,241)          -           -                 -            2,241               -
                                              -----------------------------------------------------------------------------------
NET INCOME                                    $  2,466    $    362    $    296         $   2,278        $  (2,936)       $  2,466
=================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                             CITICORP                             OTHER CITICORP
                                              PARENT                             SUBSIDIARIES AND    CONSOLIDATING       CITICORP
IN MILLIONS OF DOLLARS                       COMPANY        CCC        AFCC      ELIMINATIONS (1)    ADJUSTMENTS (2)   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                 $  1,701    $      -    $      -           $       -        $  (1,701)       $      -
Interest from subsidiaries                        657           -           -                (657)               -               -
Interest on loans, including fees - third
  party                                             -       1,669       2,382               7,585           (1,669)          9,967
Interest on loans, including fees -
  intercompany                                      -           -         330                (330)               -              -
Other interest revenue                              -          83         141               1,922              (83)          2,063
Fees, commissions and other revenues               31         161         490               4,301             (161)          4,822
                                             -------------------------------------------------------------------------------------
                                                2,389       1,913       3,343              12,821           (3,614)         16,852
                                             -------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third
  party                                           617           -         150                 208                -             975
Interest on other borrowed
  funds - intercompany                              -         353         248                (248)            (353)              -
Interest and fees paid to subsidiaries             37           -           -                 (37)               -               -
Interest on long-term debt - third party            -          88         723                 625              (88)          1,348
Interest on long-term debt - intercompany           -         500         301                (301)            (500)              -
Interest on deposits                                -           3           8               3,482               (3)          3,490
Benefits, claims, and credit losses                 -         322         611               1,103             (322)          1,714
Other expense                                      46         506         870               5,006             (506)          5,922
                                             -------------------------------------------------------------------------------------
                                                  700       1,772       2,911               9,838           (1,772)         13,449
                                             -------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  AND EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARIES                                  1,689         141         432               2,983           (1,842)          3,403
Income taxes                                       14          52         159               1,092             (52)          1,265
Minority interest, net of income taxes              -           -           -                   8                -               8
Cumulative effect of accounting change              -           -         (15)                (18)               -             (33)
Equity in undistributed income
  of subsidiaries                                 422           -           -                   -             (422)              -
                                             -------------------------------------------------------------------------------------
NET INCOME                                   $  2,097    $     89    $    258           $   1,865        $  (2,212)       $  2,097
==================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC Column.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                             MARCH 31, 2002
---------------------------------------------------------------------------------------------------------------
                                                            CITICORP
                                                             PARENT
IN MILLIONS OF DOLLARS                                       COMPANY               CCC               AFCC
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party                    $              3   $            311   $            360
Cash and due from banks -intercompany                                  20                 55                 98
Deposits at interest with banks - third party                           1                  -                  -
Deposits at interest with banks -intercompany                       1,392                  -                  -
Investments                                                           459              2,519              4,542
Loans, net of unearned income- third party                              -             55,721             63,534
Loans, net of unearned income- intercompany                             -              6,101              1,289
Allowance for credit losses                                             -               (920)            (1,188)
                                                         ------------------------------------------------------
Loans, net of unearned income                                           -             60,902             63,635
Advances to subsidiaries                                           36,727                  -                  -
Investments in subsidiaries                                        71,361                  -                  -
Other assets- third party                                             408              4,214              7,458
Other assets- intercompany                                             15                  -                106
                                                         ------------------------------------------------------
Total                                                    $        110,386   $         68,001   $         76,199
                                                         ======================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                                 $              -   $          1,032   $          1,205
Purchased funds and other borrowings - third party                 11,420                114              1,636
Purchased funds and other borrowings- intercompany                      -             19,706             19,708
Long-term debt - third party                                       28,782              4,050             28,234
Long-term debt - intercompany                                           -             34,155             13,896
Advances from subsidiaries                                          2,278                  -                  -
Other liabilities - third party                                     2,644              2,492              4,556
Other liabilities - intercompany                                      235                565                562
Stockholder's equity                                               65,027              5,887              6,402
                                                         ------------------------------------------------------
Total                                                    $        110,386   $         68,001   $         76,199
===============================================================================================================

                                                                             MARCH 31, 2002
---------------------------------------------------------------------------------------------------------------
                                                          OTHER CITICORP
                                                         SUBSIDIARIES AND    CONSOLIDATING        CITICORP
IN MILLIONS OF DOLLARS                                    ELIMINATIONS (1)   ADJUSTMENTS (2)    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party                    $         11,565   $           (311)  $         11,928
Cash and due from banks -intercompany                                (118)               (55)                 -
Deposits at interest with banks - third party                      17,180                  -             17,181
Deposits at interest with banks -intercompany                      (1,392)                 -                  -
Investments                                                        92,123             (2,519)            97,124
Loans, net of unearned income- third party                        323,687            (55,721)           387,221
Loans, net of unearned income- intercompany                        (1,289)            (6,101)                 -
Allowance for credit losses                                        (9,332)               920            (10,520)
                                                         ------------------------------------------------------
Loans, net of unearned income                                     313,066            (60,902)           376,701
Advances to subsidiaries                                          (36,727)                 -                  -
Investments in subsidiaries                                             -            (71,361)                 -
Other assets- third party                                         128,731             (4,214)           136,597
Other assets- intercompany                                           (121)                 -                  -
                                                         ------------------------------------------------------
Total                                                    $        524,307   $       (139,362)  $        639,531
                                                         ======================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                                 $        383,821   $         (1,032)  $        385,026
Purchased funds and other borrowings - third party                 46,626               (114)            59,682
Purchased funds and other borrowings- intercompany                (19,708)           (19,706)                 -
Long-term debt - third party                                       17,592             (4,050)            74,608
Long-term debt - intercompany                                     (13,896)           (34,155)                 -
Advances from subsidiaries                                         (2,278)                 -                  -
Other liabilities - third party                                    47,988             (2,492)            55,188
Other liabilities - intercompany                                     (797)              (565)                 -
Stockholder's equity                                               64,959            (77,248)            65,027
                                                         ------------------------------------------------------
Total                                                    $        524,307   $       (139,362)  $        639,531
===============================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                            DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                         CITICORP                         OTHER CITICORP
                                          PARENT                         SUBSIDIARIES AND    CONSOLIDATING       CITICORP
IN MILLIONS OF DOLLARS                   COMPANY      CCC      AFCC      ELIMINATIONS (1)    ADJUSTMENTS (2)   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party   $       3  $    489  $   1,575  $          11,990   $           (489)  $      13,568
Cash and due from banks -intercompany          15       150        161               (176)              (150)              -
Deposits at interest with
  banks - third party                           1         -          -             19,209                  -          19,210
Deposits at interest with
  banks -intercompany                       2,454         -          -             (2,454)                 -               -
Investments                                   482     2,498      4,658             84,475             (2,498)         89,615
Loans, net of unearned income
  - third party                             1,197    56,707     65,497            324,979            (56,707)        391,673
Loans, net of unearned income
  - intercompany                                -     5,422      1,290             (1,290)            (5,422)              -
Allowance for credit losses                     -    (1,001)    (1,286)            (8,802)             1,001         (10,088)
                                        ------------------------------------------------------------------------------------
Loans, net of unearned income               1,197    61,128     65,501            314,887            (61,128)        381,585
Advances to subsidiaries                   35,990         -          -            (35,990)                 -               -
Investments in subsidiaries                68,239         -          -                  -            (68,239)              -
Other assets- third party                     361     4,393     12,262            130,343             (4,393)        142,966
Other assets- intercompany                     12         -      7,888             (7,900)                 -               -
                                        ------------------------------------------------------------------------------------
Total                                   $ 108,754  $ 68,658  $  92,045  $         514,384   $       (136,897)  $     646,944
                                        ====================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                $       -  $    829  $   1,060  $         377,907   $           (829)  $     378,967
Purchased funds and other borrowings
  - third party                            12,951        83      2,027             41,934                (83)         56,912
Purchased funds and other borrowings
  - intercompany                                -    22,920     19,207            (19,207)           (22,920)              -
Long-term debt - third party               29,710     4,262     32,014             19,329             (4,262)         81,053
Long-term debt - intercompany                   -    31,930     26,023            (26,023)           (31,930)              -
Advances from subsidiaries                  1,622         -          -             (1,622)                 -               -
Other liabilities - third party               102     2,520      5,047             61,410             (2,520)         66,559
Other liabilities - intercompany              916       610        380             (1,296)              (610)              -
Stockholder's equity                       63,453     5,504      6,287             61,952            (73,743)         63,453
                                        ------------------------------------------------------------------------------------
Total                                   $ 108,754  $ 68,658  $  92,045  $         514,384   $       (136,897)  $     646,944
============================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                             OTHER CITICORP
                                                PARENT                             SUBSIDIARIES AND   CONSOLIDATING      CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC        AFCC       ELIMINATIONS (1)   ADJUSTMENTS(2)   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         $  6,659   $  1,257   $   2,228    $          (9,254)  $       (1,257)  $       (367)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                                         (5)      (514)       (524)            (170,609)             514       (171,138)
   Proceeds from sales                            1,090        460         390              153,720             (460)       155,200
   Maturities                                         -         57         130                7,864              (57)         7,994
Changes in investments
  and advances - intercompany                    (5,254)      (424)        228                5,026              424              -
Net increase in loans                                 -     (1,900)     (1,420)              (9,166)           1,900        (10,586)
Proceeds from sales of loans                          -          -           -               11,548                -         11,548
Business Acquisitions                                 -          -           -               (2,071)               -         (2,071)
Other investing activities                        1,209          -         406                2,553                -          4,168
                                               ------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                           (2,960)    (2,321)       (790)              (1,135)           2,321         (4,885)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                              -        206         280                5,779             (206)         6,059
Net change in purchased funds and other
  borrowings - third party                       (1,531)        31        (391)               4,862              (31)         2,940
Net change in purchased funds, other
  borrowings and advances - intercompany           (845)    (1,959)      1,175                 (330)           1,959              -
Proceeds from issuance of
  long-term debt - third party                    2,419          -           -                2,885                -          5,304
Repayment of long-term debt - third party        (3,327)      (212)     (3,780)              (3,173)             212        (10,280)
Proceeds from issuance of
  long-term debt - intercompany,net                   -      2,725           -                    -           (2,725)             -
Dividends paid                                     (410)         -           -                    -                -           (410)
                                               ------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                           (3,694)       791      (2,716)              10,023             (791)         3,613
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS                          -          -           -                   (1)               -             (1)
                                               ------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                                  5       (273)     (1,278)                (367)             273         (1,640)
Cash and due from banks at beginning of period       18        639       1,736               11,814             (639)        13,568
                                               ------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD       $     23   $    366   $     458    $          11,447   $         (366)  $     11,928
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                       $    411   $    571   $     837    $           2,463   $         (571)  $      3,711
Income taxes                                      1,106        125          54                  783             (125)         1,943
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                       -        178         178                   38             (178)           216
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                            OTHER CITICORP
                                                PARENT                             SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC         AFCC      ELIMINATIONS (1)   ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         $  2,189   $  4,347   $     380    $            (674)  $       (4,347)  $      1,895
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                                     (1,392)      (392)       (392)             (24,645)             392        (26,429)
   Proceeds from sales                            1,585        272         786               15,036             (272)        17,407
   Maturities                                        -           -         262                5,661                -          5,923
Changes in investments
  and advances - intercompany                   (20,143)         -       3,190               16,953                -              -
Net increase decrease in loans                        -       (828)     (1,937)              (6,363)             828         (8,300)
Proceeds from sales of loans                          -          -           -                6,831                -          6,831
Other investing activities                       (1,047)      (103)         23               (6,958)             103         (7,982)
                                               ------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                          (20,997)    (1,051)      1,932                6,515            1,051        (12,550)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in Deposits                   -        227         303               12,097             (227)        12,400
Net change in purchased funds and other
  borrowings - third party                       11,109       (484)    (18,528)                 938              484         (6,481)
Net change in purchased funds, other
  borrowings and advances - intercompany            184      6,992        (560)                 376           (6,992)             -
Proceeds from issuance of
  long-term debt - third party                   10,500          -           -                  215                -         10,715
Repayment of long-term debt - third party          (859)      (201)     (2,703)                (871)             201         (4,433)
(Repayment of) proceeds from issuance
  of long-term debt - intercompany                    -    (10,387)     19,937              (19,937)          10,387              -
Dividends paid                                   (2,128)         -          23                  (23)               -         (2,128)
Contributions from parent company                     -        629           -                    -             (629)             -
                                               -------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            18,806     (3,224)     (1,528)              (7,205)           3,224         10,073
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND DUE FROM BANKS                         -          -           -                 (189)               -           (189)
                                               ------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                                 (2)        72         784               (1,553)             (72)          (771)
Cash and due from banks at beginning of period       28        232         232               11,398             (232)        11,658
                                               -------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD       $     26   $    304   $   1,016    $           9,845   $         (304)  $     10,887
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                       $    259   $    478   $   1,407    $           3,654   $         (478)  $      5,320
Income taxes                                        (56)        19          19                  181              (19)           144
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                       -        186          39                  114             (186)           153
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

FINANCIAL DATA SUPPLEMENT

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1)(2)(3)

                                                   AVERAGE VOLUME             INTEREST REVENUE/EXPENSE         % AVERAGE RATE
                                           -----------------------------------------------------------------------------------------
                                           1ST QTR.   4th Qtr.   1st Qtr.   1ST QTR.   4th Qtr.  1st Qtr. 1ST QTR. 4th Qtr. 1st Qtr.
IN MILLIONS OF DOLLARS                       2002       2001       2001       2002       2001      2001     2002     2001     2001
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
     In U.S. offices                       $160,871   $158,666   $146,633   $  4,277   $  4,404  $  4,319   10.78   11.01    11.95
     In offices outside the U.S. (5)         80,086     82,340     77,790      2,417      2,576     2,490   12.24   12.41    12.98
                                           --------------------------------------------------------------
        Total consumer loans                240,957    241,006    224,423      6,694      6,980     6,809   11.27   11.49    12.30
                                           --------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial           33,958     38,361     38,237        540        619       772    6.45    6.40     8.19
         Lease financing                     16,740     14,930     13,667        334        383       318    8.09   10.18     9.44
         Mortgage and real estate               735        655        981          7          5        18    3.86    3.03     7.44
     In offices outside the U.S. (5)         91,358     98,471     85,147      1,557      1,556     2,050    6.91    6.27     9.76
                                           --------------------------------------------------------------
        Total commercial loans              142,791    152,417    138,032      2,438      2,563     3,158    6.92    6.67     9.28
                                           --------------------------------------------------------------
        Total loans                         383,748    393,423    362,455      9,132      9,543     9,967    9.65    9.62    11.15
                                           --------------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                               7,266      6,474      6,666         32         37        93    1.79    2.27     5.66
In offices outside the U.S. (5)               2,619      1,981      2,234         76         45        38   11.77    9.01     6.90
                                           --------------------------------------------------------------
   Total                                      9,885      8,455      8,900        108         82       131    4.43    3.85     5.97
                                           --------------------------------------------------------------
INVESTMENTS
In U.S. offices
     Taxable                                 31,842     25,912     21,603        301        247       232    3.83    3.78     4.36
     Exempt from U.S. income tax              5,928      5,519      5,874        113        107       103    7.73    7.69     7.11
In offices outside the U.S. (5)              54,223     52,842     31,268        587        491       651    4.39    3.69     8.44
                                           --------------------------------------------------------------
   Total                                     91,993     84,273     58,745      1,001        845       986    4.41    3.98     6.81
                                           --------------------------------------------------------------
TRADING ACCOUNT ASSETS (6)
In U.S. offices                               5,815      5,450      4,619         63         80        61    4.39    5.82     5.36
In offices outside the U.S. (5)              12,475     13,336     11,419        471        506       175   15.31   15.05     6.22
                                           --------------------------------------------------------------
   Total                                     18,290     18,786     16,038        534        586       236   11.84   12.38     5.97
                                           --------------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES         12,487     11,605     13,386        292        289       392    9.48    9.88    11.88
DEPOSITS AT INTEREST WITH BANKS (5)          18,577     18,243     17,568        275        321       353    6.00    6.98     8.15
                                           --------------------------------------------------------------
Total interest-earning assets               534,980    534,785    477,092   $ 11,342   $ 11,666  $ 12,065    8.60    8.65    10.26
                                                                            ======================================================
Non-interest-earning assets (6)             107,693    101,610     75,328
                                           ------------------------------
TOTAL ASSETS                               $642,673   $636,395   $552,420
==================================================================================================================================

DEPOSITS
In U.S. offices
     Savings deposits (7)                  $ 91,494   $ 83,763   $ 48,481   $    274   $    367  $    409    1.21    1.74     3.42
     Other time deposits                     26,112     26,747     20,590        127        176       301    1.97    2.61     5.93
In offices outside the U.S. (5)             219,665    224,895    202,179      1,450      1,463     2,780    2.68    2.58     5.58
                                           --------------------------------------------------------------
   Total                                    337,271    335,405    271,250      1,851      2,006     3,490    2.23    2.37     5.22
                                           --------------------------------------------------------------
TRADING ACCOUNT LIABILITIES (6)
In U.S. offices                               3,271      2,731      2,931         11         10        10    1.36    1.45     1.38
In offices outside the U.S. (5)                 627        502      1,444          2          2         4    1.29    1.58     1.12
                                           --------------------------------------------------------------
   Total                                      3,898      3,233      4,375         13         12        14    1.35    1.47     1.30
                                           --------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                              37,959     37,310     44,706        259        347       546    2.77    3.69     4.95
In offices outside the U.S. (5)              21,396     25,306     14,043        438        393       415    8.30    6.16    11.99
                                           --------------------------------------------------------------
   Total                                     59,355     62,616     58,749        697        740       961    4.76    4.69     6.63
                                           --------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                              68,764     73,056     73,531        872        858     1,181    5.14    4.66     6.51
In offices outside the U.S. (5)              10,674     10,764      9,849        111         60       167    4.22    2.21     6.88
                                           --------------------------------------------------------------
   Total                                     79,438     83,820     83,380        983        918     1,348    5.02    4.35     6.56
                                           --------------------------------------------------------------
Total interest-bearing liabilities          479,962    485,074    417,754   $  3,544   $  3,676  $  5,813    2.99    3.01     5.64
                                                                            ======================================================
Demand deposits in U.S. offices               8,072      8,288      9,040
Other non-interest-bearing liabilities (6)   89,662     79,280     76,924
Total stockholder's equity                   64,977     63,753     48,702
                                           ------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $642,673   $636,395   $552,420
==================================================================================================================================

NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (8)                        $275,737   $266,572   $251,761   $  4,415   $  4,359  $  3,422    6.49    6.49     5.51
In offices outside the U.S. (8)             259,243    268,213    225,331      3,383      3,631     2,830    5.29    5.37     5.09
                                           --------------------------------------------------------------
TOTAL                                      $534,980   $534,785   $477,092   $  7,798   $  7,990  $  6,252    5.91    5.93     5.31
==================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4)  Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                                   MAR. 31,   Dec. 31,  Mar. 31,
IN MILLIONS OF DOLLARS                                              2002        2001    2001 (1)
-------------------------------------------------------------------------------------------------
COMMERCIAL CASH-BASIS LOANS
Collateral dependent (at lower of cost or collateral value) (2)    $   493    $   680   $   473
Other                                                                3,955      3,342     1,889
                                                                   ----------------------------
TOTAL                                                              $ 4,448    $ 4,022   $ 2,362
===============================================================================================
COMMERCIAL CASH-BASIS LOANS
In U.S. offices                                                    $ 1,417    $ 1,296   $   997
In offices outside the U.S.                                          3,031      2,726     1,365
                                                                   ----------------------------
TOTAL                                                              $ 4,448    $ 4,022   $ 2,362
===============================================================================================
COMMERCIAL RENEGOTIATED LOANS
In U.S. offices                                                    $   514    $   551   $   740
In offices outside the U.S.                                            116        130       169
                                                                   ----------------------------
TOTAL                                                              $   630    $   681   $   909
===============================================================================================
CONSUMER LOANS ON WHICH ACCRUAL OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                                    $ 2,428    $ 2,501   $ 2,146
In offices outside the U.S.                                          2,114      1,733     1,658
                                                                   ----------------------------
TOTAL                                                              $ 4,542    $ 4,234   $ 3,804
===============================================================================================
ACCRUING LOANS 90 OR MORE DAYS DELINQUENT (3)

In U.S. offices                                                    $ 2,101    $ 1,822   $ 1,475
In offices outside the U.S.                                            716        776       393
                                                                   ----------------------------
TOTAL                                                              $ 2,817    $ 2,598   $ 1,868
===============================================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1,106 million, $920 million, and $755 million are government-guaranteed student loans and mortgages at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                                   MAR. 31,   Dec. 31,  Mar. 31,
IN MILLIONS OF DOLLARS                                              2002        2001      2001
-------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                                                       $   384    $   393   $   268
Commercial (1)                                                         125        127       197
                                                                   ----------------------------
TOTAL OTHER REAL ESTATE OWNED                                      $   509    $   520   $   465
                                                                   ============================
OTHER REPOSSESSED ASSETS (2)                                       $   381    $   439   $   419
===============================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                                1ST QTR.     4th Qtr.     3rd Qtr.     2nd Qtr.      1st Qtr.
IN MILLIONS OF DOLLARS                            2002         2001         2001         2001          2001
-------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
 AT BEGINNING OF PERIOD                         $10,088      $ 9,918      $ 8,917      $ 8,957       $ 8,961
                                                ------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                          1,876        1,563        1,360        1,196         1,197
Commercial                                          683          698          220          289           267
                                                ------------------------------------------------------------
                                                  2,559        2,261        1,580        1,485         1,464
                                                ------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER
In U.S. offices                                   1,281        1,284        1,041          945           915
In offices outside the U.S.                         615          590          547          462           449
COMMERCIAL
In U.S. offices                                     316          572          303          285           231
In offices outside the U.S.                         243          381           99           84            90
                                                ------------------------------------------------------------
                                                  2,455        2,827        1,990        1,776         1,685
                                                ------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER
In U.S. offices                                     148          144          109           81           101
In offices outside the U.S.                         107          116          102          102            98
COMMERCIAL (1)
In U.S. offices                                      30           94           78           56            35
In offices outside the U.S.                          42           58           41           26            19
                                                ------------------------------------------------------------
                                                    327          412          330          265           253
                                                ------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                   1,419        1,618        1,157        1,093         1,010
In offices outside the U.S.                         709          797          503          418           422
                                                ------------------------------------------------------------
                                                  2,128        2,415        1,660        1,511         1,432
                                                ------------------------------------------------------------
Other-net (2)                                         1          324        1,081          (14)          (36)
                                                ------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
 AT END OF PERIOD                               $10,520      $10,088      $ 9,918      $ 8,917       $ 8,957
============================================================================================================
Net consumer credit losses                      $ 1,641      $ 1,614      $ 1,377      $ 1,224       $ 1,165
As a percentage of average consumer loans          2.76%        2.66%        2.31%        2.19%         2.10%
------------------------------------------------------------------------------------------------------------
Net commercial credit losses                    $   487      $   801      $   283      $   287       $   267
As a percentage of average commercial loans        1.38%        2.14%        0.73%        0.82%         0.78%
============================================================================================================

(1) Includes amounts received under credit default swaps purchased from third parties.
(2) Includes foreign currency translation effects and the addition of reserves for credit losses related to acquisitions.

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

        No other reports on Form 8-K were filed during the first quarter of 2002; however, on April 17, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2002.

                                              CITICORP
                                              (Registrant)


                                              By: /s/ Todd S. Thomson
                                              -----------------------
                                              Name:  Todd S. Thomson
                                              Title: Chief Financial Officer
                                                     Principal Financial Officer


                                              By: /s/ William P. Hannon
                                              -------------------------
                                              Name:  William P. Hannon
                                              Title: Controller

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

12.01+         Calculation of Ratio of Income to Fixed Charges.

12.02+         Calculation of Ratio of Income to Fixed Charges Including
               Preferred Stock Dividends.

99.01+         Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------
+ Filed herewith