Form 10-Q
period 2002-06-30
CITICORP
filed 2002-08-14
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               -----------------

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

                                    CITICORP

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
                         Part I - Financial Information

Item 1.    Financial Statements:

           Consolidated Statements of Income (Unaudited) -
            Three and Six Months Ended June 30, 2002 and 2001                        30

           Consolidated Balance Sheets -
             June 30, 2002 (Unaudited) and December 31, 2001                         31

           Consolidated Statements of Changes in Stockholder's Equity
             (Unaudited) - Six Months Ended June 30, 2002 and 2001                   32

           Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 2002 and 2001                                 33

           Consolidated Balance Sheets of Citibank, N.A. and Subsidiaries -
             June 30, 2002 (Unaudited) and December 31, 2001                         34

           Notes to Consolidated Financial Statements (Unaudited)                    35

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   1 - 29

Item 3.    Quantitative and Qualitative Disclosures about Market Risk           21 - 23
                                                                                     40

                           Part II - Other Information

Item 1.    Legal Proceedings                                                         58

Item 6.    Exhibits and Reports on Form 8-K                                          58

Signatures                                                                           59

Exhibit Index                                                                        60

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ACQUISITION OF GOLDEN STATE BANCORP

On May 21, 2002, Citigroup Inc. (Citigroup) announced that it will acquire Golden State Bancorp (Golden State) in a transaction in which Citigroup will pay approximately $16.40 in cash and .5234 Citigroup shares for each share of Golden State delivered at closing, subject to certain adjustments. Golden State stockholders will be entitled to elect to receive the merger consideration in shares of Citigroup common stock or cash, subject to certain limitations. Based on the average prices for the four trading days ended May 23, 2002, the total transaction value is approximately $5.8 billion.

Golden State is the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of June 30, 2002, it had $24 billion in deposits, $52 billion in assets and 355 branches in California and Nevada.

The transaction is expected to close in the third quarter of 2002. It is subject to a number of regulatory approvals and the approval of Golden State stockholders.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

FIRST QUARTER 2002

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

To reflect the impact of economic events in Argentina, Citicorp recorded a total of $858 million net in pretax charges in the 2002 first quarter, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from the compensation instruments the Argentine government has committed to issue. In addition, the impact of the devaluation of the peso during the first quarter produced foreign currency translation losses that reduced Citicorp's equity by $512 million, net of tax.

SECOND QUARTER 2002

During the second quarter of 2002, Argentina continued to experience severe recessionary conditions, high inflation and political uncertainty. As a result of these conditions, Citicorp recorded a total of $84 million net in pretax charges in the 2002 second quarter, as follows: a $76 million loss relating to Amparos (representing judicial orders requiring previously dollar denominated deposits to be repaid at market exchange rates); a net loss of $5 million relating to CER adjustments (representing inflation-indexed interest accruals to be paid to depositors and received on certain loans); Proprietary Investment Activities' impairment charges of $53 million; and reductions in the Company's consumer loan loss reserve of $50 million resulting from the declining size of the consumer loan portfolio due to the devaluation of the Argentine peso. In addition, the impact of the devaluation of the peso since April 1, 2002 resulted in foreign currency translation losses that reduced Citicorp's equity by $77 million, net of tax.

As the economic situation, financial regulations and implementation issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our commercial borrowers, and we will continue to assess government announcements and actions with respect to the compensation instruments the government has committed to issue to the banks. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

ACCOUNTING CHANGES

ADOPTION OF EITF 99-20
During the second quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $111 million after-tax, recorded as a charge to earnings, and an increase of $88 million included in stockholder's equity from non-owner sources.

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

BUSINESS FOCUS

Citigroup's and Citicorp's internal management reporting was realigned to follow its recently-announced organizational changes. Accordingly, Citicorp has modified the Company's financial reporting format to be consistent with this internal reporting. These modifications are intended to simplify disclosure by emphasizing global products. All prior periods have been reclassified to conform to the current period's presentation.

The following table shows the net income (loss) for Citicorp's businesses on a Product View:

CITICORP NET INCOME -- PRODUCT VIEW              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------
IN MILLIONS OF DOLLARS                              2002            2001(1)        2002            2001(1)
                                                 ---------------------------------------------------------
GLOBAL CONSUMER

   CARDS                                           $  756            $  552       $1,352            $1,138
   CONSUMER FINANCE                                   565               476        1,098               865
   RETAIL BANKING                                     617               434        1,208               872
   Other                                              (45)              (37)         (92)              (82)
                                                 ---------------------------------------------------------
   TOTAL GLOBAL CONSUMER                            1,893             1,425        3,566             2,793
                                                 ---------------------------------------------------------

GLOBAL CORPORATE AND INVESTMENT BANK

   CAPITAL MARKETS AND BANKING                        757               593        1,317             1,245
   TRANSACTION SERVICES                               204               103          285               194
                                                 ---------------------------------------------------------
   TOTAL GLOBAL CORPORATE AND INVESTMENT BANK         961               696        1,602             1,439
                                                 ---------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT

   LIFE INSURANCE AND ANNUITIES                        56                11           67                21
   PRIVATE BANKING                                    113                88          223               183
   ASSET MANAGEMENT                                    39               (10)          56                (3)
                                                 ---------------------------------------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT                 208                89          346               201
                                                 ---------------------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES                     (72)              201          (36)              147

CORPORATE/OTHER(2)                                     48              (155)          26              (227)
                                                 ---------------------------------------------------------

TOTAL NET INCOME                                   $3,038            $2,256       $5,504            $4,353
                                                 =========================================================

(1) Reclassified to conform to the current period's presentation.
(2) Includes the following cumulative effect of accounting changes: 2001 first quarter adoption of SFAS No. 133 and the 2001 second quarter adoption of EITF 99-20. See Note 2 to Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------------------------------
IN MILLIONS OF DOLLARS                                    2002             2001          2002             2001
                                                       ---------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE(1)                    $12,783           $11,223      $25,204           $22,262
Operating expenses                                        5,940             5,739       11,881            11,661
Benefits, claims, and credit losses(1)                    2,211             1,742        4,910             3,456
                                                       ---------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES             4,632             3,742        8,413             7,145
Income taxes                                              1,567             1,361        2,863             2,626
Minority interest, net of income taxes                       27                14           46                22
                                                       ---------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES     3,038             2,367        5,504             4,497
Cumulative effect of accounting changes                       -              (111)           -              (144)
                                                       ---------------------------------------------------------
NET INCOME                                              $ 3,038           $ 2,256      $ 5,504           $ 4,353
                                                       =========================================================

Return on Common Equity                                    18.4%             18.7%        16.9%             18.1%

Total Assets (IN BILLIONS)                                                             $ 665.3           $ 560.6
Total Equity (IN BILLIONS)                                                             $  66.0           $  48.6

Tier 1 Capital                                                                            8.40%             8.43%
Total Capital Ratio                                                                      12.53             12.58%
                                                       =========================================================

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles). If this table were prepared on a managed basis, which includes certain effects of securitization activities including receivables held for securitization and receivables sold with servicing retained, revenues and benefits, claims, and credit losses would have been increased by $1.081 billion and $2.102 billion in the 2002 second quarter and six months and increased $930 million and $1.696 billion in the comparable 2001 periods. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of the volumes in the credit card business. Net Income on a managed basis is equal to GAAP Net Income.

INCOME

Citicorp reported net income of $3.038 billion in the 2002 second quarter, up 35% from $2.256 billion in the 2001 second quarter. Net income in the 2002 second quarter included an after-tax benefit of $25 million for restructuring-related items. Net income in the 2001 second quarter included an after-tax charge of $105 million for restructuring-related items and an after-tax charge of $111 million, reflecting the cumulative effect of adopting EITF 99-20 (as described in Notes 2 and 8 of Notes to Unaudited Consolidated Financial Statements). Return on common equity was 18.4% compared to 18.7% a year ago.

Net income for the 2002 six months of $5.504 billion was up 26% from $4.353 billion in the 2001 six months.

Net income in the 2001 six months included an after-tax charge of $144 million for restructuring-related items and an after-tax charge of $144 million, reflecting the cumulative effect of adopting SFAS No. 133 and EITF 99-20 (as described in Notes 2 and 8 of Notes to Unaudited Consolidated Financial Statements). Return on common equity was 16.9% and 18.1% in the six months of 2002 and 2001, respectively.

Global Consumer net income increased $468 million or 33% and $773 million or 28% in the 2002 second quarter and six months compared to the 2001 periods. Global Corporate and Investment Bank (GCIB) increased $265 million or 38% and $163 million or 11% from the 2001 second quarter and six months compared to the 2001 periods. Global Investment Management grew $119 million and $145 million from the 2001 three- and six-month periods, while Proprietary Investment Activities decreased $273 million and $183 million from the 2001 second quarter and six-month periods. See individual segment and product discussions on pages 6 - 21 for additional discussion and analysis of the Company's results and operations.

REVENUES, NET OF INTEREST EXPENSE

Total revenues, net of interest expense, of $12.8 billion and $25.2 billion in the 2002 second quarter and six months were up $1.6 billion or 14% and $2.9 billion or 13%, respectively, from the 2001 periods. Global Consumer revenues were up $1.3 billion or 18% in the 2002 second quarter to $8.4 billion, and were up $2.6 billion or 18% in the 2002 six months to $16.7 billion. Increases in RETAIL BANKING revenues of $614 million or 30% and $1.4 billion or 35% from the 2001 second quarter and six months, respectively, were due to the impact of acquisitions, combined with growth primarily in Citibanking North America and Consumer Assets. Compared to the 2001 periods, CARDS was up $486 million or 18% in the 2002 second quarter and $748 million or 13% in the 2002 six months, while CONSUMER FINANCE experienced growth of $234 million or 11% in the 2002 second quarter and $394 million or 9% in the 2002 six months. Both businesses experienced improved spreads and strong growth in receivables.

Compared to the 2001 periods, GCIB revenues were up $495 million or 17% in the 2002 second quarter and $447 million or 7% in the 2002 six months, driven by CAPITAL MARKETS AND BANKING, up $447 million or 22% in the 2002 second quarter and $466 million or 11% in the 2002 six-month period.

Global Investment Management revenues of $812 million in the 2002 second quarter and $1.6 billion in the 2002 six months were up $234 million or 40% and $349 million or 29% from the comparable 2001 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions. Revenues in Proprietary Investment Activities decreased $372 million and $227 million from the 2001 second quarter and six months, respectively, primarily reflecting lower venture capital results and higher impairment write-downs.

Citicorp securitizes credit card receivables as part of the management of its funding and liquidity needs. After securitization of the receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the special purpose entity trusts set up to facilitate securitization activities. See Note 10 of Notes to Unaudited Consolidated Financial Statements. The Company manages the receivables securitized as if the receivables had neither been held for securitization nor sold (managed basis). On a managed basis, including securitized receivables, both revenues and provisions for benefits, claims, and credit losses would have increased by $1.081 billion and $2.102 billion in the 2002 second quarter and six months and increased by $930 million and $1.696 billion in the comparable 2001 periods. Total managed revenues were $13.9 billion in the 2002 second quarter and $27.3 billion in the 2002 six months, up $1.7 billion or 14% and $3.3 billion or 14% from the comparable 2001 periods. Net income on a managed basis is equal to GAAP net income.

SELECTED REVENUE ITEMS

Net interest revenue rose $1.2 billion or 19% from the 2001 second quarter to $7.7 billion and increased $2.8 billion or 22% from the 2001 six months to $15.5 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total fees and commissions of $2.9 billion were up $271 million or 10% from the 2001 second quarter, primarily as a result of volume-related growth in customer activities.

Aggregate Trading and Foreign Exchange revenues of $1.2 billion and $2.2 billion for the 2002 second quarter and six months were up $362 million or 42% from the 2001 second quarter and $254 million or 13% from the 2001 six-month period, reflecting growth in Fixed Income. Investment Transactions revenues were down $97 million from the 2001 second quarter and $184 million from the 2001 six months, resulting primarily from higher impairment write-downs. Other revenue as shown in the Consolidated Statements of Income of $1.0 billion in the 2002 second quarter decreased $192 million from the year-ago quarter, and was down $211 million from the 2001 six months, primarily reflecting venture capital activity and increased credit losses on securitized credit card receivables.

OPERATING EXPENSES

Operating expenses of $5.9 billion and $11.9 billion in the 2002 second quarter and six months, respectively, were up $201 million or 4% in the 2002 second quarter and $220 million or 2% in the 2002 six months, compared to year-ago levels. The change in expenses reflects the impact of acquisitions which was partially offset by expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization in the 2002 second quarter due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which reduced operating expenses by $70 million in the 2002 second quarter and $137 million in the six-month period.

Global Consumer expenses increased 7% in the 2002 second quarter and 6% in the 2002 six months. GCIB expenses were down 2% in the quarter and down 8% in the six months while Global Investment Management expenses were up 5% and 8% from year-ago levels.

Operating expenses included restructuring-related releases of $40 million ($25 million after-tax) in the 2002 second quarter and restructuring-related charges of $6 million ($4 million after-tax) in the 2002 six months related principally to a reduction in the reserve due to changes in estimates in the 2002 second quarter and to severance and other costs associated with the reduction of staff within the Latin American consumer and corporate businesses in the six-month period. Restructuring-related items of $168 million ($105 million after-tax) in the 2001 second quarter and $230 million ($144 million after-tax) in the 2001 six months related principally to severance and reduction of staff primarily in the Global Consumer and GCIB businesses.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Benefits, claims, and credit losses were $2.2 billion and $4.9 billion in the 2002 second quarter and six months, up $469 million and $1.5 billion from the 2001 second quarter and six months, respectively. Policyholder benefits and claims in the 2002 second quarter decreased 40% from the 2001 second quarter to $154 million, and 42% to $294 billion in the 2002 six months, primarily as a result of the reorganization of a Citicorp insurance unit into a Citigroup unit. The provision for credit losses increased 39% from the 2001 second quarter to $2.1 billion in the 2002 second quarter and increased 57% from the 2001 six months to $4.6 billion in the 2002 six months.

Global Consumer provisions for benefits, claims, and credit losses of $1.7 billion in the 2002 second quarter were up 32% from the 2001 second quarter, primarily reflecting increases in CARDS and CONSUMER FINANCE. Total net credit losses were $1.682 billion and the related loss ratio was 2.65% in the 2002 second quarter, as compared to $1.643 billion and 2.71% in the preceding quarter and $1.224 billion and 2.19% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.62% at June 30, 2002 from 2.78% at March 31, 2002 and increased from 2.30% a year ago.

The GCIB provision for credit losses of $460 million and $1.1 billion in the 2002 second quarter and six months increased $172 million and $585 million from year-ago levels, primarily due to an addition to the loan loss reserve for Argentina in the 2002 first quarter and higher than expected write-offs in CAPITAL MARKETS AND BANKING related to the telecommunications industry.

Corporate cash-basis loans at June 30, 2002 and 2001 were $4.521 billion and $2.582 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $123 million and $194 million, respectively. The increase in cash-basis loans from the 2001 second quarter was primarily related to the Banamex acquisition and increases attributable to borrowers in the telecommunications industry and in Argentina. Corporate cash-basis loans at June 30, 2002 increased $577 million from March 31, 2002 primarily due to exposures in the telecommunications industry and Argentina. The improvements in OREO were primarily related to the North America real estate portfolio.

CAPITAL

Total capital (Tier 1 and Tier 2) was $63.4 billion or 12.53% of net risk-adjusted assets, and Tier 1 capital was $42.5 billion or 8.40% at June 30, 2002, compared to $63.2 billion or 12.82% and $42.2 billion or 8.55% of risk-adjusted assets at March 31, 2002.

-------------------------------------------------------------------------------
The Net Income line in the following business segments and operating unit discussions excludes the cumulative effect of adopting EITF 99-20 and SFAS No.
133. The cumulative effect of accounting changes is included within the Corporate/Other business segment. See Note 2 to Unaudited Consolidated Financial Statements.
-------------------------------------------------------------------------------

GLOBAL CONSUMER

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001 (1)    Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $8,420          $7,114       18      $16,705        $14,149        18
Operating expenses                             3,846           3,595        7        7,609          7,211         6
Provisions for benefits, claims,
  and credit losses                            1,666           1,263       32        3,602          2,521        43
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                        2,908           2,256       29        5,494          4,417        24
Income taxes                                   1,006             824       22        1,909          1,612        18
Minority interest, after-tax                       9               7       29           19             12        58
                                          =============================           ==========================
NET INCOME                                    $1,893          $1,425       33      $ 3,566        $ 2,793        28
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.

GLOBAL CONSUMER - which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported net income of $1.893 billion and $3.566 billion in the 2002 second quarter and six months, up $468 million or 33% and $773 million or 28% from the comparable 2001 periods, reflecting double digit growth in CARDS, RETAIL BANKING AND CONSUMER FINANCE. CARDS net income increased $204 million or 37% in the 2002 second quarter and $214 million or 19% in the 2002 six months from the prior-year periods, reflecting strong growth in CitiCards and the acquisition of Banamex. RETAIL BANKING net income increased $183 million or 42% in the 2002 second quarter and $336 million or 39% in the 2002 six months from the prior-year periods, as the impact of the Banamex and European American Bank (EAB) acquisitions, prior-year restructuring charges and growth in North America and Western Europe were partially offset by losses in Argentina. CONSUMER FINANCE net income increased $89 million or 19% in the 2002 second quarter and $233 million or 27% in the 2002 six months from the prior-year periods, mainly driven by revenue growth and continued expense savings in North America.

Global Consumer net income in the 2002 second quarter included a net restructuring reserve release of $21 million ($32 million pretax), resulting from changes in estimates in CitiCards and Citibanking North America. Net income in the 2002 six months also included $11 million ($18 million pretax) of restructuring-related charges in the first quarter of 2002, including $8 million related to severance and other costs associated with the reduction of staff in Argentina. Net income in the 2001 second quarter included restructuring-related charges of $58 million ($92 million pretax), mainly related to the downsizing of various functions across all products and geographies. Net income in the 2001 six months also included restructuring-related charges of $12 million ($19 million pretax), consisting of accelerated depreciation in North America.

CARDS

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $3,259          $2,773       18      $ 6,396        $ 5,648       13
Operating expenses                             1,372           1,318        4        2,694          2,673        1
Provision for credit losses                      737             580       27        1,635          1,171       40
                                          -----------------------------           ==========================
INCOME BEFORE TAXES                            1,150             875       31        2,067          1,804       15
Income taxes                                     394             323       22          715            666        7
                                          -----------------------------           --------------------------
NET INCOME                                       756             552       37        1,352          1,138       19
                                          -----------------------------           ==========================
Average assets (IN BILLIONS OF DOLLARS)           60              60        -           59             60       (2)
Return on assets                                5.05%           3.69%                 4.62%          3.82%
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.

CARDS - which includes bankcards, private-label cards and charge cards in 47 countries around the world - reported net income of $756 million and $1.352 billion in the 2002 second quarter and six months, respectively, up $204 million or 37% and $214 million or 19% from the 2001 periods, led by North America, which benefited from the August 2001 acquisition of Banamex, as well as revenue growth, expense management and a 2002 second quarter restructuring reserve release of $12 million (after-tax) in CitiCards.

As shown in the following table, average managed loans grew 6% in the 2002 second quarter and six months, reflecting growth in North America of 5% in both periods and growth in International Cards of 8% and 7%, respectively. CitiCards, reflecting base business momentum, and Mexico, which included the impact of the acquisition of Banamex, drove growth in North America. Growth in International Cards reflected broad-based increases in Asia and growth in Western Europe, led by the UK, Greece and Spain, all of which benefited from strengthening currencies in the 2002 second quarter. Growth in International Cards was partially offset by a decline in Latin America, which reflected the negative impact of foreign currency translation and lower volumes in Argentina. Sales grew 8% in the 2002 second quarter, reflecting growth in CitiCards, which benefited from higher balance consolidation activity, and Mexico, which included the impact of the Banamex acquisition, and Western Europe and Asia, which benefited from increased marketing efforts.

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
SALES
   North America                              $ 62.0          $ 59.0        5      $ 116.9        $ 113.8        3
   International                                10.4             8.2       27         18.1           15.9       14
                                          -----------------------------           --------------------------
TOTAL SALES                                   $ 72.4          $ 67.2        8      $ 135.0        $ 129.7        4

AVERAGE MANAGED LOANS
   North America                              $108.0          $102.4        5      $ 107.8        $ 102.3        5
   International                                10.6             9.8        8         10.4            9.7        7
                                          -----------------------------           --------------------------
TOTAL AVERAGE MANAGED LOANS                   $118.6          $112.2        6      $ 118.2        $ 112.0        6
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.

Revenues, net of interest expense, of $3.259 billion and $6.396 billion in the 2002 second quarter and six months, were up $486 million or 18% and $748 million or 13% from the 2001 periods. Revenue on securitized loans is recorded monthly as realized over the term of each securitization transaction. Credit losses on securitized loans are deducted in determining the net revenue from credit card securitizations, which is included in Other Income. These losses were $989 million and $1.924 billion in the 2002 second quarter and six months, respectively, up $177 million or 22% and $444 million or 30% from the 2001 periods, reflecting increased securitization levels and higher loss ratios. Excluding securitization-related credit losses, revenues in the 2002 second quarter and six months grew $665 million or 18% and $1.209 billion or 17% from the comparable prior-year periods, reflecting growth in North America, Asia and Western Europe, partially offset by a decline in Latin America. Revenue growth in North America was primarily due to spread improvements resulting from lower cost of funds and repricing actions in CitiCards, combined with the benefit of receivable growth, which included the acquisition of Banamex. In addition, CitiCards revenues included $94 million in the 2002 second quarter and $115 million in the 2002 six months from an increase in the amortization period for certain direct loan origination costs while Diners Club N.A. revenues benefited from a $40 million release of a reserve related to unused travelers checks. Led by Korea, the Philippines and Malaysia, growth in Asia reflected increased volumes across the region and the positive impact of foreign currency translation. The increase in Western Europe was primarily due to growth in the U.K., Greece, and Spain, along with the impact of foreign currency translation. The decline in Latin America reflected continued weakness in Argentina due to reduced business activity as well as the negative impact of foreign currency translation.

Operating expenses of $1.372 billion in the 2002 second quarter increased $54 million or 4% from the 2001 second quarter, reflecting growth of 5% in North America and 2% in International Cards. Operating expenses in the 2002 second quarter included a net restructuring reserve release of $19 million, mainly in CitiCards. Excluding restructuring-related items, growth in North America was driven by Mexico, which included the effect of the Banamex acquisition, and CitiCards, with increased advertising and marketing costs partially offset by disciplined expense management. Operating expenses of $2.694 billion in the 2002 six months increased $21 million or 1% from the 2001 period, as increases in Mexico, Western Europe and Asia were partially offset by lower advertising and marketing costs in CitiCards and Diners Club N.A., the impact of foreign currency translation in Latin America and Japan and the 2002 second quarter restructuring reserve release.

The provision for credit losses in the 2002 second quarter and six months was $737 million and $1.635 billion, respectively, compared to $580 million and $1.171 billion in the 2001 periods, primarily reflecting increased credit losses in CitiCards and Asia, primarily Hong Kong, and, in the six-month comparison, an addition to the loan loss reserve resulting from deteriorating credit in Argentina. Net credit losses in the 2002 second quarter were $761 million and the related loss ratio was 6.51%, compared to $780 million and 7.11% in the 2002 first quarter and $601 million and 5.34% in the prior-year quarter. The decline in the net credit loss ratio from the 2002 first quarter reflected improvements in CitiCards, mainly due to a change in the mix of loans on the balance sheet, and in Mexico which benefited from higher recoveries. CitiCards net credit losses in the prior-year quarter included a recovery of $55 million from the sale of certain bankrupt accounts which resulted in a 48 basis point reduction of the net credit loss ratio. Loans delinquent 90 days or more were $944 million or 1.91% of loans at June 30, 2002, compared to $1.018 billion or 2.25% at March 31, 2002 and $933 million or 2.09% at June 30, 2001. The decline compared to the prior quarter was primarily due to improvement in CitiCards and Mexico. Net credit losses and the related loss ratio may increase from the 2002 second quarter as bankruptcy losses in the U.S. could be accelerated if proposed U.S. bankruptcy legislation is enacted. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

The securitization of credit card receivables is limited to the CitiCards business within North America. At June 30, 2002, securitized credit card receivables were $65.8 billion, compared with $61.4 billion as of June 30, 2001. Credit card receivables held-for-sale were $6.5 billion compared to $9.0 billion a year ago. Revenue on securitized receivables is recorded monthly as realized over the term of each securitization transaction. The revolving nature of the receivables sold and the monthly recognition of revenue result in a pattern of recognition that is similar to the pattern that would be experienced if the receivables had not been sold. However, because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, amounts that would otherwise be reported as net interest revenue, as fee and commission revenue, and as credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and as other revenue (for the remaining cash flows, net of credit losses). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to these cash flows. Including securitized receivables and receivables held-for-sale, net credit losses would have been $1.842 billion for the 2002 second quarter with a related loss ratio of 6.23% compared to $1.793 billion and 6.17% for the 2002 first quarter and $1.503 billion and 5.37% for the 2001 second quarter. Adjusting for securitization activity, loans delinquent 90 days or more would have been $2.248 billion or 1.85% at June 30, 2002, compared to $2.488 billion or 2.11% at March 31, 2002 and $1.938 billion or 1.68% at June 30, 2001.

CONSUMER FINANCE

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $2,406          $2,172       11      $ 4,704         $4,310         9
Operating expenses                               764             838       (9)       1,496          1,773       (16)
Provisions for benefits, claims,
  and credit losses                              763             588       30        1,500          1,176        28
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES                              879             746       18        1,708          1,361        25
Income taxes                                     314             270       16          610            496        23
                                          -----------------------------           --------------------------
NET INCOME                                    $  565          $  476       19      $ 1,098        $   865        27
                                          ==========================================================================
Average assets (IN BILLIONS OF DOLLARS)       $   90          $   83        8      $    89        $    83         7
Return on assets                                2.52%           2.30%                 2.49%          2.10%
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.

CONSUMER FINANCE - which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses - reported net income of $565 million and $1.098 billion in the 2002 second quarter and six months, respectively, up $89 million or 19% and $233 million or 27% from the 2001 periods, principally reflecting revenue growth in North America and efficiencies resulting from the integration of Associates First Capital Corporation (Associates) into CitiFinancial. Net income growth in the 2002 second quarter and six months also included after-tax benefits of $32 million and $64 million, respectively, due to the absence of goodwill and other indefinite-lived intangible asset amortization.

As shown in the following table, average loans grew 9% compared to the 2001 second quarter resulting from the cross-selling of products through Primerica Financial Services (Primerica), an increase in auto loans in the U.S. and the acquisitions of Taihei and Marufuku in Japan. Average auto loans for the 2002 second quarter increased $1.7 billion or 39% from 2001, reflecting a shift in strategy to fund business volumes internally rather than externally through the securitization of receivables. In Japan, average loans of $12 billion in the 2002 second quarter grew $1.9 billion or 19% from the prior-year quarter, reflecting, in part, the acquisitions of Taihei and Marufuku which added $1.0 billion to average loans, primarily personal loans, in the 2002 second quarter.


                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------     %
IN BILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans                     $ 46.3          $ 43.4        7      $  45.9        $  43.3        6
Personal                                        20.6            18.9        9         19.9           18.8        6
Auto                                             6.1             4.4       39          5.9            4.1       44
Sales finance and other                          3.6             3.5        3          3.3            3.5       (6)
                                          -----------------------------           --------------------------
TOTAL AVERAGE LOANS                           $ 76.6          $ 70.2        9      $  75.0        $  69.7        8
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.

As shown in the following table, the average net interest margin of 11.22% in the 2002 second quarter increased 43 basis points from the 2001 second quarter, mainly due to lower cost of funds. In North America, the average net interest margin was 8.50% in the 2002 second quarter, increasing 32 basis points from the prior-year quarter as the benefit of lower cost of funds was partially offset by lower yields, both reflecting a lower interest rate environment. The average net interest margin for International Consumer Finance was 21.92% in the 2002 second quarter, down 18 basis points from the prior year reflecting lower yields, including the impact of growth in lower-yielding real estate-secured loans, partially offset by a decline in cost of funds.

                                 THREE MONTHS     THREE MONTHS
                                ENDED JUNE 30,   ENDED JUNE 30,
                                -------------------------------
                                     2002              2001        Change
                                ------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                         8.50%            8.18%        32 bps
International                        21.92%           22.10%       (18 bps)
Total                                11.22%           10.79%        43 bps
                                ==========================================

Revenues, net of interest expense, of $2.406 billion and $4.704 billion in the 2002 second quarter and six months, respectively, increased $234 million or 11% and $394 million or 9% from the 2001 periods, mainly reflecting growth in the U.S. and Japan, partially offset by a decline in Latin America. Revenue growth in the U.S. was primarily driven by growth in receivables and improved net interest margins. Increases in Japan included the impact of acquisitions, partially offset by the impact of foreign currency translation. The decline in Latin America was due to continued weakness in Argentina.

Operating expenses of $764 million and $1.496 billion in the 2002 second quarter and six months, respectively, decreased $74 million or 9% and $277 million or 16% from the prior-year periods, primarily reflecting efficiencies resulting from the integration of Associates in the U.S., the absence of goodwill and other indefinite-lived intangible asset amortization, the impact of foreign currency translation and prior-year restructuring-related charges of $25 million ($15 million after-tax) and $38 million ($23 million after-tax) in the 2001 second quarter and six months, respectively. Restructuring charges in 2001 mainly reflected actions in CitiFinancial.

The provisions for benefits, claims, and credit losses were $763 million in the 2002 second quarter, up from $737 million in the 2002 first quarter and $588 million in the prior-year quarter. The net credit loss ratio of 3.71% in the 2002 second quarter was up from 3.63% in the 2002 first quarter and 2.91% in the 2001 second quarter. In North America, the net credit loss ratio of 3.10% in the 2002 second quarter was up from 3.00% in the 2002 first quarter and 2.49% in the 2001 second quarter. The net credit loss ratio for International Consumer Finance was 6.12% in the 2002 second quarter, down from 6.41% in the 2002 first quarter and up from 4.72% in the 2001 second quarter. The decline from the prior quarter was mainly due to the acquisitions in Japan which did not include any loans that were 90 days or more past due at the time of acquisition. The increase compared to the prior year was due to increased bankruptcy filings and deteriorating credit quality in Japan.

Loans delinquent 90 days or more were $2.131 billion or 2.72% of loans at June 30, 2002, compared to $2.213 billion or 2.97% at March 31, 2002 and $1.943 billion or 2.74% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to the impact of acquisitions in Japan and improvements in the U.S. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 second quarter as a result of economic conditions and credit performance of the portfolios, including bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

RETAIL BANKING

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $2,685          $2,071       30      $ 5,508        $ 4,071       35
Operating expenses                             1,569           1,275       23        3,174          2,479       28
Provisions for benefits, claims,
  and credit losses                              166             103       61          467            212       NM
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                          950             693       37        1,867          1,380       35
Income taxes                                     324             252       29          640            496       29
Minority interest, net of tax                      9               7       29           19             12       58
                                          -----------------------------           --------------------------
NET INCOME                                    $  617          $  434       42      $ 1,208        $   872       39
                                          ==========================================================================
Average assets (IN BILLIONS OF DOLLARS)       $  163          $  112       46      $   164        $   112       46
Return on assets                                1.52%           1.55%                 1.49%          1.57%
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

RETAIL BANKING - which delivers banking, lending, and investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica Financial Services independent agents -- reported net income of $617 million and $1.208 billion in the 2002 second quarter and six months, respectively, up $183 million or 42% and $336 million or 39% from the 2001 periods. The increases in RETAIL BANKING primarily reflect growth in North America Retail Banking of $201 million or 95% and $366 million or 87% in the 2002 second quarter and six months, partially offset by decreases in International Retail Banking of $18 million or 8% and $30 million or 7%, respectively. The growth in North America Retail Banking was primarily due to the acquisitions of Banamex and EAB in the 2001 third quarter along with revenue growth in Citibanking North America and Consumer Assets. The decline in International Retail Banking primarily reflects losses in Argentina, partially offset by growth in Western Europe and prior-year restructuring-related charges.

As shown in the following table, RETAIL BANKING grew average loans and customer deposits compared to 2001. The growth in North America primarily reflects the acquisitions of Banamex and EAB, which added $24.7 billion and $7.9 billion, respectively, to average customer deposits and $7.7 billion and $3.8 billion, respectively, to average loans. In addition, North America Retail Banking experienced customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased student loans. The growth in International Retail Banking customer deposits reflects growth in Japan and CEEMEA, partially offset by a decline in Argentina. The increase in International Retail Banking average loans reflects growth in Western Europe, primarily in Germany, partially offset by a decline in Argentina.

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN BILLIONS OF DOLLARS                         2002            2001      Change      2002         2001(1)     Change
                                          --------------------------------------------------------------------------
CUSTOMER DEPOSITS
   North America                              $ 87.4          $ 53.8       62      $  88.4        $  53.4       66
   International                                79.8            78.4        2         78.7           78.5        -
                                          -----------------------------           --------------------------
TOTAL CUSTOMER DEPOSITS                       $167.2          $132.2       26      $ 167.1        $ 131.9       27

AVERAGE LOANS
   North America (1)                          $ 68.8          $ 54.7       26      $  68.9        $  54.3       27
   International                                38.1            37.1        3         37.4           37.5        -
                                          -----------------------------           --------------------------
TOTAL AVERAGE LOANS                           $106.9          $ 91.8       16      $ 106.3        $  91.8       16
                                          ==========================================================================

(1) Includes loans held-for-sale.

Revenues, net of interest expense, of $2.685 billion and $5.508 billion in the 2002 second quarter and six months, respectively, increased $614 million or 30% and $1.437 billion or 35% from the 2001 periods. The increase in revenues reflected growth in North America, partially offset by a decline in International. Revenue growth in North America was driven by the acquisitions of Banamex and EAB, the benefit of customer deposit growth in Citibanking North America and increased net servicing revenue in Consumer Assets, where mortgage originations in the 2002 six months increased 48% from 2001 to $21.1 billion. International Retail Banking revenues declined 9% and 1% in the 2002 second quarter and six months, respectively, as a decline in Latin America was partially offset by growth in Western Europe and CEEMEA. The decline in Latin America was due to events in Argentina which included losses and reserves on Amparos, reduced business activity due to the economic situation, the negative impact of foreign currency translation and losses resulting from government-mandated inflation indexed interest accruals. Increased loan volumes and improved spreads, mainly in Germany, combined with the impact of foreign currency translation across the region, primarily drove revenue growth in Western Europe. Revenue growth in CEEMEA was primarily due to growth in investment product fees and increased business volumes.

Operating expenses for the 2002 second quarter and six months increased $294 million or 23% and $695 million or 28% from the comparable 2001 periods. Operating expenses in 2002 included a second quarter net restructuring reserve release of $9 million ($6 million after-tax), mainly in Citibanking North America and Japan, and first quarter 2002 restructuring-related charges of $13 million ($7 million after-tax), primarily resulting from actions in Argentina. Operating expenses in 2001 included second quarter restructuring-related charges of $50 million ($32 million after-tax) with $42 million in International Retail Banking and $8 million in North America. Excluding restructuring-related items, the growth in expenses was primarily due to the acquisitions of Banamex and EAB and increases in Western Europe and CEEMEA, and was partially offset by a decline in Latin America. The growth in Western Europe and CEEMEA was mainly due to volume-related increases, higher advertising and marketing costs in Western Europe and the impact of foreign currency translation. The decline in Latin America was primarily due to the impact of foreign currency translation and expense reduction initiatives across the region.

The provisions for benefits, claims, and credit losses were $166 million and $467 million in the 2002 second quarter and six months, up from $103 million and $212 million in the 2001 periods. The increase in the provisions for benefits, claims, and credit losses was mainly due to the impact of acquisitions and, in the six-month comparison, an addition to the loan loss reserve resulting from deteriorating credit in Argentina. Net credit losses were $212 million and the related loss ratio was 0.80% in the 2002 second quarter, compared to $203 million and 0.78% in the 2002 first quarter and $120 million and 0.53% in the prior-year quarter. The increase in net credit losses from the prior year was mainly due to the acquisition of Banamex.

Loans delinquent 90 days or more were $3.561 billion or 3.31% of loans at June 30, 2002, compared to $3.481 billion or 3.34% at March 31, 2002, and $2.475 billion or 2.71% a year ago. The increase in delinquent loans from the prior year mainly reflects the acquisitions of EAB and Banamex, as well as increases in Western Europe and Consumer Assets. The increase in delinquent loans from the prior quarter mainly reflects increases in Consumer Assets and Western Europe, partially offset by improvements in Mexico. The increase in Western Europe compared to the prior year and prior quarter occurred mainly in Germany and reflected the impact of statutory changes and foreign currency translation. The increase in Consumer Assets compared to the prior year and prior quarter mainly reflected increases in government guaranteed student loans and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies.

Average assets of $163 billion and $164 billion in the 2002 second quarter and six months increased $51 billion and $52 billion from the comparable 2001 periods, primarily reflecting the acquisitions of Banamex and EAB.

OTHER CONSUMER

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------     %
IN MILLIONS OF DOLLARS                         2002          2001 (1)    Change      2002         2001 (1)    Change
                                          ---------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $   70          $   98       (29)    $    97        $   120       (19)
Operating expenses                               141             164       (14)        245            286       (14)
Provisions for benefits, claims,
  and credit losses                                -              (8)      100           -            (38)      100
                                          -----------------------------           --------------------------
INCOME BEFORE TAX BENEFITS                       (71)            (58)      (22)       (148)          (128)      (16)
Income tax benefits                              (26)            (21)      (24)        (56)           (46)      (22)
                                          -----------------------------           --------------------------
NET LOSS                                      $  (45)         $  (37)      (22)    $   (92)       $   (82)      (12)
                                          ===========================================================================

(1) Reclassified to conform to the current period's presentation.

OTHER CONSUMER - which includes e-Consumer, the business responsible for developing and implementing Global Consumer Internet financial services products and e-commerce solutions, and also includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses of $45 million and $92 million for the 2002 second quarter and six months compared to losses of $37 million and $82 million in the 2001 second quarter and six months. The increase in losses from 2001 was primarily due to a pension curtailment gain in the prior-year period related to the acquisition of Associates combined with an increase in legal reserves in 2002. Revenues, expenses and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer businesses.

CONSUMER PORTFOLIO REVIEW

In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set according to loan product and country.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The managed loan portfolio includes loans held-for-sale and certain securitized loans. See Note 10 to Unaudited Consolidated Financial Statements.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS


                                      TOTAL                                          AVERAGE
PRODUCT VIEW                          LOANS        90 DAYS OR MORE PAST DUE (1)        LOANS           NET CREDIT LOSSES (1)
                                   -----------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             JUNE 30,    JUNE 30,     Mar. 31,    June 30,    2ND QTR.     2ND QTR.    1st Qtr.    2nd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002        2002       2002(2)      2001(2)      2002         2002      2002 (2)     2001(2)
                                   -----------------------------------------------------------------------------------------------
   North America Cards               $110.8     $ 2,025      $ 2,294     $  1,791     $ 108.0      $1,719       $1,681      $1,401
       RATIO                                       1.83%        2.13%        1.71%                   6.38%        6.33%       5.49%
   International Cards                 10.9         223          194          147        10.6         123          112         102
       RATIO                                       2.04%        1.95%        1.46%                   4.67%        4.47%       4.19%
CARDS                                 121.7       2,248        2,488        1,938       118.6       1,842        1,793       1,503
     RATIO                                         1.85%        2.11%        1.68%                   6.23%        6.17%       5.37%
   N. America Consumer Finance         61.6       1,828        1,979        1,759        60.9         470          442         353
       RATIO                                       2.97%        3.28%        3.06%                   3.10%        3.00%       2.49%
   International Consumer Finance      16.7         303          234          184        15.7         239          215         156
       RATIO                                       1.82%        1.64%        1.39%                   6.12%        6.41%       4.72%
CONSUMER FINANCE                       78.3       2,131        2,213        1,943        76.6         709          657         509
     RATIO                                         2.72%        2.97%        2.74%                   3.71%        3.63%       2.91%
   North America Retail Banking        68.8       2,333        2,405        1,379        68.8         120           87          30
       RATIO                                       3.39%        3.53%        2.54%                   0.70%        0.51%       0.22%
   International Retail Banking        38.9       1,228        1,076        1,096        38.1          92          116          90
       RATIO                                       3.16%        2.99%        2.97%                   0.97%        1.28%       0.97%
RETAIL BANKING                        107.7       3,561        3,481        2,475       106.9         212          203         120
     RATIO                                         3.31%        3.34%        2.71%                   0.80%        0.78%       0.53%
PRIVATE BANKING                        28.8         193          143           64        28.3           -            2           3
     RATIO                                         0.67%        0.52%        0.26%                   0.00%        0.04%       0.04%
Other Consumer                          1.2           -            1            6         1.1           -            9          20
                                   -----------------------------------------------------------------------------------------------
TOTAL MANAGED                        $337.7     $ 8,133      $ 8,326     $  6,426     $ 331.5      $2,763       $2,664      $2,155
     RATIO                                         2.41%        2.56%        2.11%                   3.34%        3.32%       2.86%
                                   ===============================================================================================
Securitized receivables               (65.8)     (1,203)      (1,349)      (1,113)      (65.3)       (989)        (935)       (839)
Loans held-for-sale                   (11.4)       (102)        (122)        (144)      (11.6)        (92)         (86)        (92)
                                   -----------------------------------------------------------------------------------------------
CONSUMER LOANS                       $260.5     $ 6,828      $ 6,855     $  5,169     $ 254.6      $1,682       $1,643      $1,224
     RATIO                                         2.62%        2.78%        2.30%                   2.65%        2.71%       2.19%
                                   ===============================================================================================


                                      TOTAL                                           AVERAGE
REGIONAL VIEW                         LOANS        90 DAYS OR MORE PAST DUE (1)        LOANS           NET CREDIT LOSSES (1)
                                   -----------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             JUNE 30,    JUNE 30,     Mar. 31,    June 30,    2ND QTR.     2ND QTR.    1st Qtr.    2nd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002        2002       2002(2)      2001(2)      2002         2002      2002 (2)     2001(2)
                                   -----------------------------------------------------------------------------------------------
   North America
     (excluding Mexico)              $248.6     $ 5,511      $5,765      $ 4,916      $244.2      $2,220       $2,159      $1,801
       RATIO                                       2.22%       2.39%        2.12%                   3.65%        3.63%       3.15%
   Mexico                               9.9         762         979           49        10.5          90           61           4
       RATIO                                       7.69%       8.71%        4.10%                   3.43%        2.14%       1.12%
   Western Europe                      23.0       1,015         818          752        21.9          94           88          86
       RATIO                                       4.41%       4.08%        4.10%                   1.72%        1.80%       1.86%
   Japan                               20.0         264         203          130        18.9         226          194         130
       RATIO                                       1.32%       1.19%        0.80%                   4.79%        4.81%       3.19%
   Asia (excluding Japan)              27.3         387         387          350        27.1          91           79          66
       RATIO                                       1.42%       1.46%        1.32%                   1.34%        1.20%       1.01%
   Latin America                        3.9         115         102          176         4.0          30           70          57
       RATIO                                       2.99%       2.46%        3.00%                   3.03%        5.78%       3.88%
   CEEMEA                               5.0          79          72           53         4.9          12           13          11
       RATIO                                       1.59%       1.51%        1.16%                   1.03%        1.18%       0.97%
                                   ----------------------------------------------------------------------------------------------
TOTAL MANAGED                        $337.7     $ 8,133      $8,326      $ 6,426      $331.5      $2,763       $2,664      $2,155
     RATIO                                         2.41%       2.56%        2.11%                   3.34%        3.32%       2.86%
                                   ==============================================================================================
Securitized receivables               (65.8)     (1,203)     (1,349)      (1,113)      (65.3)       (989)        (935)       (839)
Loans held-for-sale                   (11.4)       (102)       (122)        (144)      (11.6)        (92)         (86)        (92)
                                   ----------------------------------------------------------------------------------------------
CONSUMER LOANS                       $260.5     $ 6,828      $6,855      $ 5,169      $254.6      $1,682       $1,643      $1,224
     RATIO                                         2.62%       2.78%        2.30%                   2.65%        2.71%       2.19%
                                   ==============================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Reclassified to conform to the current period's presentation.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                    END OF PERIOD                          AVERAGE
                            -------------------------------     ------------------------------
                            JUNE 30,  Mar. 31,   June 30,       2ND QTR.   1st Qtr.  2nd Qtr.
IN BILLIONS OF DOLLARS        2002      2002      2001           2002       2002      2001
                            ------------------------------------------------------------------
TOTAL MANAGED                $337.7     $325.2     $304.9         $331.5    $325.1     $302.2
Securitized receivables       (65.8)     (65.9)     (63.6)         (65.3)    (66.9)     (62.3)
Loans held-for-sale           (11.4)     (12.6)     (16.3)         (11.6)    (12.4)     (16.0)
                            -------------------------------     ------------------------------
CONSUMER LOANS               $260.5     $246.7     $225.0         $254.6    $245.8     $223.9
                            ==================================================================

Total delinquencies 90 days or more past due in the managed portfolio were $8.133 billion or 2.41% of loans at June 30, 2002, compared to $8.326 billion or 2.56% at March 31, 2002 and $6.426 billion or 2.11% at June 30, 2001. Total managed net credit losses in the 2002 second quarter were $2.763 billion and the related loss ratio was 3.34%, compared to $2.664 billion and 3.32% in the 2002 first quarter and $2.155 billion and 2.86% in the 2001 second quarter. For a discussion of trends by business, see business discussions on pages 6 - 11.

Citicorp's allowance for credit losses of $10.437 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $5.756 billion at June 30, 2002, $5.732 billion at March 31, 2002, and $4.914 billion at June 30, 2001. The increase in the allowance for credit losses attributed to the consumer portfolio from a year ago includes the impact of the acquisitions of Banamex and EAB along with increases in the first quarter of 2002 related to Argentina. The allowance as a percentage of loans on the balance sheet was 2.21% at June 30, 2002, up from 2.18% at June 30, 2001 and down from 2.32% at March 31, 2002. The increase in the allowance as a percentage of loans from a year ago was primarily due to the increase in the allowance related to Argentina. The decline in the allowance as a percentage of loans from March 31, 2002 primarily reflects the growth in consumer loans as well as stricter lending standards in individual businesses. On balance sheet consumer loans of $261 billion grew $14 billion or 6% from March 31, 2002 and $36 billion or 16% from a year ago. The increase from March 31, 2002 was primarily driven by growth in CitiCards, Western Europe Retail Banking, Consumer Assets, Japan Consumer Finance and North America Consumer Finance. The increase in Western Europe Retail Banking reflected growth in Germany and the impact of foreign currency translation. Growth in Consumer Assets was primarily due to increases in CitiMortgage. The increase in Japan Consumer Finance included approximately $500 million from the acquisition of Marufuku combined with the impact of foreign currency translation. Growth in North America Consumer Finance was mainly due to an increase in real estate secured loans in the U.S. The increase in loans from a year ago also includes the impact of the Banamex and EAB acquisitions.

Net credit losses, delinquencies, and the related ratios may increase from the 2002 second quarter as a result of the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth, and seasonal factors. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 second quarter reflecting current economic conditions in Japan, including rising unemployment rates and bankruptcy filings. Net credit losses and the related loss ratio in the U.S., particularly in CitiCards, may increase from the 2002 second quarter as bankruptcy losses in the U.S. could be accelerated if proposed U.S. bankruptcy legislation is enacted. Net credit losses and delinquencies relating to Argentina may be impacted by the local economic situation, including such factors as unemployment levels, inflation and foreign exchange rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.













GLOBAL CORPORATE AND INVESTMENT BANK

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------     %
IN MILLIONS OF DOLLARS                         2002          2001 (1)    Change      2002         2001 (1)    Change
                                          --------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $3,429          $2,934       17      $ 6,553        $ 6,106         7
Operating expenses                             1,521           1,556       (2)       3,019          3,279        (8)
Provision for credit losses                      460             288       60        1,140            555        NM
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                        1,448           1,090       33        2,394          2,272         5
Income taxes                                     482             386       25          784            821        (5)
Minority interest, after-tax                       5               8      (38)           8             12       (33)
                                          -----------------------------           --------------------------
NET INCOME                                    $  961          $  696       38      $ 1,602        $ 1,439        11
                                          ==========================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

THE GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES.

GCIB net income of $961 million and $1.602 billion in the 2002 second quarter and six months was up $265 million or 38% and $163 million or 11%, respectively. The 2002 second quarter primarily reflects net income growth from the comparable 2001 quarter of $164 million or 28% in CAPITAL MARKETS AND BANKING and $101 million or 98% in TRANSACTION SERVICES. The 2002 six months primarily reflects net income growth of $91 million or 47% in TRANSACTION SERVICES and $72 million or 6% in CAPITAL MARKETS AND BANKING.

CAPITAL MARKETS AND BANKING increase in the 2002 second quarter primarily reflects increases in Sales & Trading and Fixed Income combined with 2001 restructuring charges, partially offset by a higher provision for credit losses and a 2001 second quarter building sale in Asia. The increase in the 2002 six months primarily reflects increases in Sales & Trading and 2001 restructuring charges, partially offset by a higher provision for credit losses and a 2001 second quarter building sale in Asia. TRANSACTION SERVICES net income growth in the 2002 second quarter and six months primarily reflects an investment gain, higher business volumes, higher spreads in Latin America, the benefit of the Banamex acquisition, continued rationalization of expenses in North America and Europe, and 2001 restructuring charges. The first quarter of 2002 included write-offs on trade finance exposures in Argentina.

The businesses of the GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in the over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. The businesses of the GCIB may be impacted by weak global economic conditions, stress in the telecommunications industry, market turmoil in Brazil, sovereign or regulatory actions, litigation expenses, settlements, continued crisis in Argentina, and other related factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

CAPITAL MARKETS AND BANKING

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------     %
IN MILLIONS OF DOLLARS                         2002          2001 (1)    Change      2002         2001 (1)    Change
                                          ---------------------------------------------------------------------------
                                          ---------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $2,490          $2,043        22     $ 4,779        $ 4,313        11
Operating expenses                               895             841         6       1,749          1,815        (4)
Provision for credit losses                      457             285        60       1,068            545        96
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                        1,138             917        24       1,962          1,953         -
Income taxes                                     378             319        18         640            699        (8)
Minority interest, after-tax                       3               5       (40)          5              9       (44)
                                          -----------------------------           --------------------------
NET INCOME                                    $  757          $  593        28     $ 1,317        $ 1,245         6
                                          ===========================================================================

(1) Reclassified to conform to the current period's presentation.

CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including foreign exchange, derivatives, loans, leasing, equipment finance, structured products and treasury.

CAPITAL MARKETS AND BANKING net income of $757 million and $1.317 billion in the 2002 second quarter and six months increased $164 million or 28% and $72 million or 6% from the comparable 2001 periods. The increase in the 2002 second quarter primarily reflects increases in Sales & Trading and Fixed Income and 2001 restructuring charges of $32 million (after-tax), partially offset by a higher provision for credit losses and a 2001 second quarter building sale in Asia. The increase in the 2002 six months primarily reflects increases in Sales & Trading and 2001 restructuring charges of $60 million (after-tax), partially offset by a higher provision for credit losses and a 2001 second quarter building sale in Asia.

Revenues, net of interest expense, of $2.490 billion and $4.779 billion in the 2002 second quarter and six months increased $447 million or 22% and $466 million or 11%, respectively. The increase in the 2002 second quarter and six months was primarily due to increases in Sales & Trading and Fixed Income as well as the acquisition of Banamex, partially offset by a 2001 second quarter building sale in Asia, and 2002 first quarter redenomination losses in Argentina. Sales & Trading and Fixed Income benefited from low interest rates and also included strong foreign exchange trading results.

Operating expenses were $895 million in the 2002 second quarter, up $54 million or 6% primarily due to increases in compensation and benefits as a result of increases in production-related compensation and the acquisition of Banamex, partially offset by 2001 restructuring charges of $54 million (pretax), expense control initiatives, and a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $16 million (pretax). Operating expenses were down $66 million or 4% to $1.749 billion for the 2002 six months primarily due to 2001 restructuring charges of $98 million (pretax), expense control initiatives, and a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $30 million (pretax).

The provision for credit losses was $457 million in the 2002 second quarter, up $172 million from 2001 primarily due to exposures in the telecommunications industry. The provision for credit losses increased $523 million to $1.068 billion for the 2002 six months primarily due to exposures in the telecommunications industry and provisions for Argentina in the first quarter of 2002.

Cash-basis loans were $4.090 billion at June 30, 2002, $3.608 billion at March 31, 2002, $3.068 billion at December 31, 2001, and $2.469 billion at June 30, 2001. Cash-basis loans were up $1.621 billion from June 30, 2001 primarily due to borrowers in the telecommunications industry combined with increases in Mexico and Argentina. The increase in Mexico primarily reflects the acquisition of Banamex and includes exposures in steel, textile, food products and other industries. Cash-basis loans increased $482 million from March 31, 2002 primarily due to borrowers in the telecommunications industry and Argentina.

TRANSACTION SERVICES

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001 (1)    Change      2002         2001 (1)    Change
                                          ---------------------------------------------------------------------------
                                          ---------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $  939          $  891         5     $ 1,774        $ 1,793        (1)
Operating expenses                               626             715       (12)      1,270          1,464       (13)
Provision for credit losses                        3               3         -          72             10        NM
                                          -------------------------------          ---------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                          310             173        79         432            319        35
Income taxes                                     104              67        55         144            122        18
Minority interest, after-tax                       2               3       (33)          3              3         -
                                          -------------------------------          ---------------------------
NET INCOME                                    $  204          $  103        98     $   285        $   194        47
                                          ===========================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

TRANSACTION SERVICES - which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $204 million in the 2002 second quarter, up $101 million or 98% from 2001, and net income of $285 million for the 2002 six months, up $91 million or 47% from 2001, in each case reflecting the impact of an investment gain, higher volumes including the benefit of the Banamex acquisition, higher spreads in Latin America, continued rationalization of expenses in North America and Europe and prior-year restructuring-related charges of $13 million (after-tax). Net income in the 2002 six months included $44 million (after-tax) in trade finance write-offs in Argentina.

As shown in the following table, average liability balances and assets under custody experienced strong growth versus the prior year. Average liability balances grew 12% led by Asia, Japan and Mexico. Assets under custody grew 20% with the improvement primarily in North America and Europe.

                                           THREE MONTHS ENDED JUNE 30, THREE MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------           %
                                               2002                              2001                     Change
                                          ---------------------------------------------------------------------------
                                          ---------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)      $84                                 $75                       12
Assets under custody (EOP IN TRILLIONS)       5.4                                 4.5                       20
                                          ===========================================================================

Revenues, net of interest expense, of $939 million in the 2002 second quarter increased $48 million or 5% from the comparable 2001 period, reflecting an investment gain, higher volumes including the benefit of the Banamex acquisition and higher spreads in Latin America, partially offset by lower spreads in all other regions. Total revenues, net of interest expense, of $1.774 billion in the six months ending June 30, 2002 decreased $19 million or 1% from the comparable 2001 period, primarily reflecting lower spreads in all regions except Latin America, partially offset by an investment gain, higher volumes including the benefit of the Banamex acquisition and higher spreads in Latin America.

Operating expenses of $626 million and $1.270 billion in the 2002 second quarter and six months decreased $89 million or 12% and $194 million or 13% from the comparable 2001 periods, reflecting continued expense reductions in operations and technology as well as in the front office in North America and Europe, foreign currency translation benefits in Latin America and 2001 restructuring-related charges of $17 million (pretax) in both the 2001 second quarter and six months.

The provision for credit losses of $3 million in the 2002 second quarter was unchanged from the comparable 2001 period. Provision for credit losses of $72 million for the six months ending June 30, 2002 was up $62 million from the comparable 2001 period, reflecting first quarter 2002 trade finance write-offs in Argentina.

Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $380 million at June 30, 2002, $335 million at March 31, 2002, $444 million at December 31, 2001 and $100 million at June 30, 2001. Cash-basis loans at June 30, 2002 were up $280 million from June 30, 2001 principally due to the Banamex acquisition.

CORPORATE PORTFOLIO REVIEW

Corporate loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are carried at the lower of cost or collateral value. The following table summarizes corporate cash-basis loans at period-end and net credit losses for the corresponding three-month period.

                                                     JUNE 30,          Mar. 31,         Dec. 31,          June 30,
IN MILLIONS OF DOLLARS                                 2002            2002(1)          2001(1)           2001(1)
                                                    -------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
   CitiCapital                                       $   644           $   674          $   625           $   495
   JENA (2)                                            1,060               911              900               654
   Other International (3)(4)                          2,766             2,358            1,987             1,420
   Investment Activities                                  51                 1                2                13
                                                    -------------------------------------------------------------
TOTAL CORPORATE CASH-BASIS LOANS                     $ 4,521           $ 3,944          $ 3,514           $ 2,582
                                                    =============================================================
NET CREDIT LOSSES
   Capital Markets and Banking (4)                   $   482           $   416          $   781           $   285
   Transaction Services (4)                                3                69               10                 2
                                                    -------------------------------------------------------------
TOTAL NET CREDIT LOSSES                              $   485           $   485          $   791           $   287
                                                    =============================================================
CORPORATE ALLOWANCE FOR CREDIT LOSSES                $ 4,681           $ 4,788          $ 4,581           $ 4,003
As a percentage of total corporate loans                3.32%             3.41%            3.19%             2.79%
                                                    =============================================================

(1) Reclassified to conform to the current period's presentation.
(2) JENA includes Japan, Western Europe, and North America.
(3) Other International includes Asia (excluding Japan), Mexico, Latin America, and CEEMEA.
(4) Includes Banamex cash-basis loans and net credit losses in the 2002 first and second quarters and the 2001 fourth quarter.

Corporate cash-basis loans were $4.521 billion, $3.944 billion, $3.514 billion, and $2.582 billion at June 30, 2002, March 31, 2002, December 31, 2001 and June 30, 2001, respectively. Cash-basis loans increased $1.939 billion from June 30, 2001 primarily due to increases in JENA, Other International, and CitiCapital. JENA increased primarily due to exposures in the telecommunications industry. Other International increased primarily due to increases in Mexico and Argentina. The increase in Mexico primarily reflects the acquisition of Banamex and includes exposures in steel, textile, food products and other industries. CitiCapital increased primarily due to equipment finance loans. Cash-basis loans increased $577 million from March 31, 2002 primarily due to increases in JENA and Other International. JENA increased primarily due to borrowers in the telecommunications industry, and Other International increased primarily due to Argentina.

Total corporate net credit losses of $485 million in the 2002 second quarter increased $198 million from the 2001 second quarter primarily due to an increase of $197 million in CAPITAL MARKETS AND BANKING primarily reflecting higher net credit losses in the tele-communications industry, in equipment finance and in Argentina.

Brazil is experiencing market turmoil as a result of uncertainty about the upcoming presidential elections and its ability to service its government and external debt. Citicorp continues to monitor the situation closely. For further details on Citicorp's cross-border exposure to Brazil, please see Management of Cross-Border Risk on page 24.

Citicorp's allowance for credit losses of $10.437 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the corporate portfolio was $4.681 billion at June 30, 2002 compared to $4.788 billion at March 31, 2002, and $4.003 billion at June 30, 2001. The allowance attributed to the corporate portfolio as a percentage of loans was 3.32% at June 30, 2002, as compared to 3.41% at March 31, 2002 and 2.79% at June 30, 2001. The
$107 million or 9 basis point decrease in the allowance from the 2002 first quarter primarily reflects Argentina write-offs, the reclassification of $60 million to "Other Liabilities" for reserves related to letters of credit, the impact of declining foreign exchange rates in Mexico, and a decrease in reserves in CitiCapital due to improvements in credit quality in the transportation leasing portfolio, partially offset by additional reserves for the telecommunications industry. The $678 million or 53 basis point increase from the 2001 second quarter primarily reflects the acquisition of Banamex and additional reserves for Argentina. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans may increase from the 2002 second quarter levels due to weak global economic conditions, stress in the telecommunications industry, market turmoil in Brazil, sovereign or regulatory actions, the continued economic crisis in Argentina, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements " on page 21.

GLOBAL INVESTMENT MANAGEMENT

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          ---------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $  812          $  578       40      $ 1,551        $ 1,202        29
Operating expenses                               429             408        5          886            819         8
Provisions for benefits, claims
  and credit losses                               89              25       NM          177             54        NM
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                          294             145       NM          488            329        48
Income taxes                                      85              56       52          141            127        11
Minority interest, after-tax                       1               -        -            1              1         -
                                          -----------------------------           --------------------------
NET INCOME                                    $  208          $   89       NM      $   346        $   201        72
                                          ===========================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

GLOBAL INVESTMENT MANAGEMENT comprises LIFE INSURANCE AND ANNUITIES, PRIVATE BANKING and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high net worth, and retail clients.

Global Investment Management net income of $208 million in the 2002 second quarter and $346 million in the 2002 six months was up $119 million and $145 million from the comparable 2001 periods. LIFE INSURANCE AND ANNUITIES net income was $56 million in the 2002 second quarter and $67 million in the 2002 six months, up $45 million and $46 million from the comparable 2001 periods. The $45 million increase in net income at LIFE INSURANCE AND ANNUITIES from the 2001 second quarter primarily reflects the Banamex acquisition and the benefit from the release of an Amparos reserve in Argentina. The $46 million increase in net income at LIFE INSURANCE AND ANNUITIES from the 2001 six months primarily reflects the Banamex acquisition and higher earnings in Latin America. PRIVATE BANKING net income was $113 million in the 2002 second quarter and $223 million in the 2002 six months, up $25 million or 28% and $40 million or 22% from the comparable 2001 periods. The increase in net income at PRIVATE BANKING from the 2001 periods primarily reflects continued customer revenue momentum across a range of products, including client trading activity and lending, and the impact of lower interest rates, partially offset by increased expenses due to higher employee-related and technology costs. Asset MANAGEMENT net income was $39 million in the 2002 second quarter and $56 million in the 2002 six months, an increase of $49 million and $59 million from the comparable 2001 periods. The increase in net income at ASSET MANAGEMENT primarily reflects the Banamex acquisition, decreased expenses and strong net flows.

LIFE INSURANCE AND ANNUITIES

                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------
IN MILLIONS OF DOLLARS                   2002            2001 (1)           2002            2001 (1)
                                      --------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE        $207               $55             $337              $109
Provision for benefits and claims          89                24              171                51
Operating expenses                         31                 9               60                19
                                      --------------------------------------------------------------
INCOME BEFORE TAXES                        87                22              106                39
Income taxes                               31                11               39                18
                                      --------------------------------------------------------------
NET INCOME                               $ 56               $11             $ 67              $ 21
                                      ==============================================================

(1) Reclassified to conform to the current period's presentation.

LIFE INSURANCE AND ANNUITIES is comprised of International Insurance Manufacturing and Citi Insurance Group (CIG). These businesses offer a broad range of life insurance and annuity products. The International Insurance Manufacturing business primarily has operations in Latin America, Mexico, Western Europe, and Asia.

LIFE INSURANCE AND ANNUITIES net income was $56 million and $67 million in the 2002 second quarter and six months, respectively, up $45 million and $46 million, respectively, from the comparable periods of 2001. The $45 million increase in net income from the 2001 second quarter primarily reflects a $23 million increase in Latin America, a $13 million increase in Mexico due to the Banamex acquisition, a $7 million increase in Asia and a $2 million increase in CIG. The $23 million increase in Latin America is due to a release of an Amparos reserve and the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the peso devaluation. The $46 million increase from the 2001 six months primarily reflects an $18 million increase in Mexico due to the Banamex acquisition, a $16 million increase in Latin America, a $7 million increase in Asia and a $5 million increase in CIG. The increase in Latin America primarily resulted from lower benefits and claims expense, and a benefit in the 2002 six months from a redenomination gain.

Revenues, net of interest expense, of $207 million and $337 million in the 2002 second quarter and six months, respectively, increased $152 million and $228 million from the 2001 second quarter and six months, respectively. The $152 million increase from the 2001 second quarter primarily reflects the Banamex acquisition, the impact of the Amparos reserve release and an increase in Asia investment revenues. The $228 million increase from the 2001 six months primarily reflects the Banamex acquisition and higher Asia investment revenues.

Operating expenses of $31 million and $60 million in the 2002 second quarter and six months increased $22 million and $41 million from the 2001 second quarter and six months, respectively, primarily due to the Banamex acquisition.

Provision for benefits and claims of $89 million and $171 million in the 2002 second quarter and six months increased $65 million and $120 million from the 2001 second quarter and six months, respectively, primarily due to the Banamex acquisition, partially offset by lower benefits and claims in Latin America due to changes in Argentine regulations and the impact of the peso devaluation.

PRIVATE BANKING


                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ----------------------------     %      -------------------------      %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change      2002         2001(1)     Change
                                          ---------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE             $  427          $  376         14    $   850        $   768         11
Operating expenses                               261             237         10        518            476          9
Provision for credit losses                        -               1       (100)         6              3        100
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES                              166             138         20        326            289         13
Income taxes                                      53              50          6        103            106         (3)
                                          -----------------------------           --------------------------
NET INCOME                                    $  113          $   88         28    $   223        $   183         22
                                          ===========================================================================
Average assets (IN BILLIONS OF DOLLARS)       $   29          $   26         12    $    29        $    26         12
Return on assets                                1.56%           1.36%                 1.55%          1.42%
                                          ---------------------------------------------------------------------------
Client business volumes under
  management (IN BILLIONS OF DOLLARS)         $  163          $  151          8    $   163        $   151          8
                                          ===========================================================================

(1) Reclassified to conform to the current period's presentation.

PRIVATE BANKING provides personalized wealth management services for high net worth clients around the world. PRIVATE BANKING net income was $113 million in the 2002 second quarter and $223 million in the 2002 six months, up $25 million or 28% and $40 million or 22% from the 2001 periods, primarily reflecting continued customer revenue momentum across most products and the impact of lower interest rates, partially offset by increased expenses.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $163 billion at the end of the 2002 second quarter, up $12 billion or 8% from $151 billion at the end of the 2001 second quarter and reflects increases in most major product lines, including an increase of $5 billion in banking and fiduciary deposits and $4 billion in loans. Regionally, the increase primarily reflects continued growth in North America, Asia and Japan.

Revenues, net of interest expense, were $427 million in the 2002 second quarter and $850 million in the six months, up $51 million or 14% and $82 million or 11% from the respective 2001 periods. Revenue growth was primarily driven by continued customer revenue momentum across a range of products including client trading activity, lending, and the benefit of lower interest rates. In the 2002 second quarter and six months, the increase in revenues reflects continued favorable trends in North America (including Mexico), up $30 million or 19% and $64 million and 21%, respectively, from the comparable 2001 periods. International revenues increased $21 million or 9% from the 2001 second quarter and $18 million or 4% from the 2001 six months, primarily due to growth in Japan and Asia.

Operating expenses of $261 million and $518 million in the 2002 second quarter and six months were up $24 million or 10% and $42 million or 9% from the respective 2001 periods, primarily reflecting higher levels of employee-related expenses (including European severance costs) partially due to increased front-end sales and servicing capabilities and investment spending in technology. Operating expenses include restructuring charges of $3 million pretax ($2 million after-tax) in the 2002 first quarter and $7 million pretax ($4 million after-tax) in the 2001 second quarter, primarily relating to North America and Latin America.

The provision for credit losses was $6 million in the 2002 six months, up $3 million from the year-ago period, primarily reflecting higher write-offs. Loans 90 days or more past due at the 2002 quarter-end were $193 million or 0.67% of total loans outstanding, compared with $64 million or 0.26% at the end of the 2001 second quarter, and reflects increases in North America, Western Europe, Japan and CEEMEA.

Average assets of $29 billion in the 2002 second quarter increased $3 billion or 12% from $26 billion in the 2001 second quarter, primarily due to higher mortgage financing, and margin and tailored lending.

ASSET MANAGEMENT

                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------
IN MILLIONS OF DOLLARS                                 2002            2001(1)       2002            2001(1)
                                                    --------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                      $178              $147        $364               $325
Operating expenses                                      137               162         308                324
                                                    --------------------------------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST         41               (15)         56                  1
Income taxes (benefits)                                   1                (5)         (1)                 3
Minority interest, after-tax                              1                 -           1                  1
                                                    --------------------------------------------------------
NET INCOME (LOSS)                                      $ 39              $(10)       $ 56               $ (3)
                                                    --------------------------------------------------------
Assets under management (IN BILLIONS OF DOLLARS)(2)    $164              $141        $164               $141
                                                    ========================================================

(1) Reclassified to conform to the current period's presentation.
(2) Includes $27 billion and $26 billion in 2002 and 2001, respectively, for PRIVATE BANKING clients.

ASSET MANAGEMENT offers institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world and includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services, retirement services businesses in Latin America and an alternative investments business. Products and services offered include mutual funds, closed-end funds, separately managed accounts, and pension administration.

Net income of $39 million in the 2002 second quarter and $56 million in the 2002 six months improved $49 million and $59 million from the comparable 2001 periods, primarily due to the Banamex acquisition, partially offset by declines in the retirement services businesses in Latin America due to the current economic conditions in Argentina.

Assets under management for the 2002 second quarter rose 16% from the 2001 second quarter to $164 billion, primarily reflecting strong net flows and the impact of the Banamex acquisition.

Revenues, net of interest expense, of $178 million and $364 million in the 2002 second quarter and six months increased $31 million or 21% from the 2001 second quarter and $39 million or 12% from the 2001 six months. The increase in revenues from the 2001 second quarter and six-month periods was primarily due to the Banamex acquisition, partially offset by reduced revenues in the retirement services businesses in Latin America due to the economic conditions in Argentina.

Operating expenses of $137 million and $308 million in the 2002 second quarter and six months declined $25 million or 15% and $16 million or 5% from the comparable 2001 periods, primarily reflecting reduced expenses in the retirement services businesses in Latin America due to the current economic conditions in Argentina, partially offset by the impact of the Banamex acquisition. Operating expenses include restructuring charges of $12 million pretax ($8 million after-tax) in the 2002 first quarter, relating to Latin America and $5 million pretax ($3 million after-tax) in the 2001 second quarter, primarily relating to Western Europe.

PROPRIETARY INVESTMENT ACTIVITIES

                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------
IN MILLIONS OF DOLLARS                                  2002          2001(1)           2002           2001(1)
                                                    ----------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                      $ (71)           $301            $ 22              $249
Operating expenses                                        29              18              62                50
                                                    ----------------------------------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST        (100)            283             (40)              199
Income taxes (benefits)                                  (37)             83             (12)               54
Minority interest, after-tax                               9              (1)              8                (2)
                                                    ----------------------------------------------------------
NET INCOME (LOSS)                                      $ (72)           $201            $(36)             $147
                                                    ==========================================================

(1) Reclassified to conform to the current periods presentation.

PROPRIETARY INVESTMENT ACTIVITIES comprises Citicorp's venture capital activities, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and since August 2001, the Banamex investment portfolio.

Revenues, net of interest expense, of ($71) million for the 2002 second quarter decreased $372 million from the 2001 second quarter, primarily reflecting lower venture capital results and higher impairment write-downs, including $53 million in pretax write-downs on certain investments in Argentina. For the 2002 six months, revenues, net of interest expense, of $22 million decreased $227 million from the 2001 six-month period, primarily reflecting lower venture capital results and higher impairment write-downs, including $153 million for investments in Argentina, partially offset by net mark to market gains on an investment in India.

Operating expenses of $29 million and $62 million in the 2002 second quarter and six months increased $11 million and $12 million, respectively, from the comparable 2001 periods, primarily due to increased venture capital costs, partially related to a majority-owned venture capital fund which was established in late 2001.

Minority interest, net of tax, increased in both the 2002 second quarter and six-month periods from the comparable 2001 periods, primarily due to the net impact of majority-owned investment funds established in late 2001.

Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

CORPORATE/OTHER

                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------
IN MILLIONS OF DOLLARS                                  2002          2001(1)           2002           2001(1)
                                                    ----------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                      $ 193           $ 296          $  373          $ 556
Operating expenses                                       115             162             305            302
Provisions for benefits, claims, and credit losses        (4)            166              (9)           326
                                                    ----------------------------------------------------------

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES             82             (32)             77            (72)
Income taxes                                              31              12              41             12
Minority interest, net of taxes                            3               -              10             (1)
                                                    ----------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                   48             (44)             26            (83)
Cumulative effect of accounting changes,
  net of taxes                                             -            (111)              -           (144)
                                                    ----------------------------------------------------------
NET INCOME (LOSS)                                      $  48           $(155)         $   26          $(227)
                                                    ----------------------------------------------------------

(1) Reclassified to conform to the current period's presentation.

CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses, and the results of Northland Insurance Company (Northland). Effective October 2001, Northland was reorganized as a unit of Citigroup's Property and Casualty segment.

Revenues, net of interest expense, of $193 million and $373 million in the 2002 second quarter and six months decreased $103 million and $183 million, respectively, from the 2001 periods primarily as a result of the Northland reorganization partially offset by lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury costs primarily relate to favorable interest rate positioning and lower funding costs, including the impact of lower interest rates.

Operating expenses of $115 million in the 2002 second quarter decreased $47 million from the 2001 second quarter, primarily due to the Northland reorganization and lower unallocated corporate costs, partially offset by the impact of higher intersegment eliminations. Operating expenses of $305 million in the 2002 six months increased $3 million from the 2001 six-month period, primarily due to the impact of higher intersegment eliminations, partially offset by the impact of the Northland reorganization and lower unallocated corporate costs.

The cumulative effect of accounting changes of $111 million in the 2001 second quarter reflects the impact of adopting EITF 99-20. The 2001 six-month period also reflects a $33 million charge related to the 2001 first quarter adoption of SFAS No. 133. See Note 2 of Notes to Unaudited Consolidated Financial Statements for further details of cumulative effects of accounting changes.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weak global economic conditions including the economic crisis in Argentina and market turmoil in Brazil; government decrees and judicial orders in Argentina; rising unemployment rates and an increase in bankruptcy filings in Japan; sovereign or regulatory actions, and political conditions and developments; credit performance of the portfolios, including bankruptcies, portfolio growth, and seasonal factors; stress in the telecommunications industry; the effect of banking and financial services reforms and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect proposed U.S. bankruptcy legislation would have if enacted; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

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

The following table illustrates the impact to Citicorp's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of June 30, 2002, the potential impact on pretax earnings over the next 12 months is a decrease of $455 million from an interest rate increase and an increase of $480 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $981 million from an increase in interest rates and a decrease of $1,469 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and prior-year end primarily reflects an increase in the proportion of floating rate funding and the change in the mix of assets and liabilities to reflect Citicorp's view of interest rates.

The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citicorp's pretax earnings of approximately $299 million over the next 12 months and a potential positive impact of $187 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $299 million for the next 12 months and potential negative impact of $187 million for the years thereafter. The change in Earnings-at-Risk from the prior year primarily represents the inclusion of Banamex's Mexican peso exposure while the change in Earnings-at-Risk from the prior year-end reflects the repricing characteristics of the portfolio.

Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of $205 million over the next twelve months and potential positive impact $113 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings of $208 million over the next twelve months and a potential negative impact of $98 million for the years thereafter. The change in Earnings-at-Risk from the prior year and the prior year-end primarily represents changes in the asset and liability mix across a range of currencies to reflect Citicorp's current view of interest rates.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

                                            JUNE 30, 2002                                        DECEMBER 31, 2001
                      -------------------------------------------------------  -----------------------------------------------------
                                                             OTHER NON-U.S.                                         OTHER NON-U.S.
IN MILLIONS OF DOLLARS   U.S. DOLLAR        MEXICAN PESO         DOLLAR          U.S. DOLLAR      MEXICAN PESO          DOLLAR
                      --------------------------------------------------------------------------------------------------------------
                      INCREASE  DECREASE INCREASE DECREASE INCREASE  DECREASE INCREASE DECREASE INCREASE DECREASE INCREASE  DECREASE
                      --------------------------------------------------------------------------------------------------------------
Twelve months and      $ (455)  $   480   $  299   $ (299)  $ (205)   $ 208    $ (287) $   290   $  208  $ (208)   $ (289)   $ 292
  less
Thereafter                981    (1,469)     187     (187)     113      (98)      904   (1,072)     207    (207)     (285)     298
                      --------------------------------------------------------------------------------------------------------------
Total                  $  526   $  (989)  $  486   $ (486)  $  (92)   $ 110    $  617  $  (782)  $  415  $ (415)   $ (574)   $ 590
                      ==============================================================================================================

                                             JUNE 30, 2001
                       ---------------------------------------------------------
                                                              OTHER NON-U.S.
IN MILLIONS OF DOLLARS    U.S. DOLLAR       MEXICAN PESO          DOLLAR
                       ---------------------------------------------------------
                       INCREASE  DECREASE INCREASE DECREASE INCREASE  DECREASE
                       ---------------------------------------------------------
Twelve months and       $ (203)  $   271    $ (30)   $ 30    $ (239)    $ 242
  less
Thereafter               1,196    (1,240)     (64)     64      (323)      335
                       ---------------------------------------------------------
Total                   $  993   $  (969)   $ (94)   $ 94    $ (562)    $ 577
                       =========================================================

(1) Prior year amounts have been restated to conform with the current period's presentation.

TRADING PORTFOLIOS

Price risk in trading portfolios is measured through a complementary set of tools, including Factor Sensitivities, Value-at-Risk, and Stress Testing. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new, complex product approval process established by the business, and approved by independent market risk management.

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

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $31 million at June 30, 2002. Daily exposures averaged $39 million during the 2002 second quarter and ranged from $23 million to $58 million.

The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2002 and December 31, 2001, along with the averages.

                                                          2002                               Full
                                                         SECOND                              Year
                                      JUNE 30,          QUARTER        December 31,          2001
IN MILLIONS OF DOLLARS                  2002            AVERAGE            2001            Average
                                      -------------------------------------------------------------
Interest rate                            $ 26             $ 36            $ 16              $ 19
Foreign exchange                           13               14               9                10
Equity                                      7                9               7                 9
All other (primarily commodity)             4                4               7                 9
Covariance adjustment                     (19)             (24)            (16)              (21)
                                      -------------------------------------------------------------
Total                                    $ 31             $ 39              $23             $ 26
                                      ==============================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the second quarter of 2002 and all of 2001.

                                                 2002                               2001
                                      -------------------------------------------------------------
IN MILLIONS OF DOLLARS                   LOW              HIGH              Low              High
                                      -------------------------------------------------------------
Interest rate                            $ 23             $ 60              $ 13             $ 45
Foreign exchange                            7               20                 6               16
Equity                                      4               13                 5               19
All other (primarily commodity)             4                7                 1               26
                                      ==============================================================

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of the Citigroup's Risk Management framework described in Citicorp's 2001 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in Citicorp's 2001 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at June 30, 2002 and December 31, 2001 include:

                                                                                          JUNE 30, 2002    December 31, 2001
                                ------------------------------------------------------------------------  -------------------
                                   CROSS-BORDER CLAIMS ON THIRD PARTIES                TOTAL               Total
                                -----------------------------------------
                                                               TRADING   INVESTMENTS   CROSS-              Cross-
                                                               AND            IN AND   BORDER              Border
                                                               SHORT         FUNDING     OUT-                Out-
                                                               TERM         OF LOCAL   STAND-  COMMIT-     stand-  Commit-
IN BILLIONS OF  DOLLARS            BANKS  PUBLIC PRIVATE TOTAL CLAIMS (1) FRANCHISES     INGS   MENTS (2)    ings   ments (2)
                                ---------------------------------------------------------------------------------------------
Germany                           $4.5     $2.4   $1.8    $8.7     $7.7        $3.5    $12.2     $6.1      $ 8.0     $4.4
Mexico                             0.2      2.1    6.4     8.7      3.3         1.4     10.1      1.0       11.7      0.6
Brazil                             0.7      0.1    4.5     5.3      2.6         3.9      9.2      0.2       10.2      0.3
Italy                              0.5      3.8    0.5     4.8      4.6         2.1      6.9      1.1        6.2      2.3
Canada                             1.3      -      1.3     2.6      1.8         2.9      5.5      3.6        5.6      3.4
France                             2.2      1.1    1.8     5.1      4.0         -        5.1      7.7        5.3      8.5
                                =============================================================================================

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

Associates First Capital Corporation, a subsidiary of Citicorp, has a combination of unutilized credit facilities with unaffiliated banks of $6.4 billion as of June 30, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At June 30, 2002, this requirement was exceeded by approximately $52.5 billion. Citicorp has also guaranteed various debt obligations of CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

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

MANAGEMENT OF LIQUIDITY

Management of liquidity at Citicorp is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury. Each major operating subsidiary and/or country must prepare an annual liquidity and funding plan for the approval by the Corporate Treasurer. Under the annual liquidity and funding plan, liquidity limits, targets and ratios are established. Contingency Funding Plans are prepared on a periodic basis for Citigroup and each major operating subsidiary and country. These plans include stress testing of assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 60% of its total funding at June 30, 2002 and 59% of its total funding at December 31, 2001, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $2.6 billion during the first six months of 2002 to $66.0 billion at June 30, 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2002 second quarter was $69.7 billion, down from $81.1 billion at 2001 year-end. Asset securitization programs remain an important source of liquidity. Loans securitized during the first six months of 2002 included $5.7 billion of U.S. credit cards and $14.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the second quarter of 2002, the scheduled amortization of certain credit card securitization transactions made available $4.3 billion of new receivables. In addition, at least $6.3 billion of credit card securitization transactions are scheduled to amortize during the rest of 2002.

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

SECURITIZATION OF CITICORP'S ASSETS

Citicorp and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). In some of these arrangements (credit card receivable and mortgage loan securitizations), Citicorp is securitizing assets that were previously recorded in its statement of financial position. In other arrangements, Citicorp acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citigroup may purchase and temporarily hold assets designated for subsequent securitization.

In the second quarter of 2002, Citicorp securitized $2.2 billion of credit card receivables and $7.7 billion of mortgage and other receivables, thereby reducing our assets and the related funding by $9.9 billion in the quarter. At June 30, 2002, total assets in credit card trusts were $77 billion, $65 billion of which were accounted for as sales and removed from the balance sheet. In addition, mortgages and other loans which have been securitized and are outstanding totaled $86 billion. The impact to net income resulting from these securitizations was not significant. Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citicorp's consolidated statement of financial position. See Note 10 to Unaudited Consolidated Financial Statements.

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citicorp sells receivables into the trust on a non-recourse basis.

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its CitiCard business.

At June 30, 2002, total assets in the credit card trusts were $77 billion. Of that amount, $65 billion has been sold to investors via trust-issued securities, and the remaining seller's interest of $12 billion is recorded in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interests. Amounts receivable from the trusts were $973 million and amounts due to the trusts were $833 million at June 30, 2002. During the quarter ended June 30, 2002, finance charges and interchange fees of $2.5 billion were collected by the trusts. Also for the quarter ended June 30, 2002, the trusts recorded $1.6 billion in coupon interest paid to third-party investors, servicing fees, and other costs.

MORTGAGES, HOME EQUITY, AUTO AND OTHER LOANS

The Company provides a wide range of mortgage, home equity, auto and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. Our mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing and auto loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At June 30, 2002, mortgages and other loans securitized and outstanding were $86 billion.

The following table summarizes certain cash flows received from and paid to securitization trusts during the quarter ended June 30, 2002:




IN BILLIONS OF DOLLARS                                                   CREDIT CARDS         MORTGAGES
                                                                        --------------------------------
Proceeds from new securitizations                                           $ 2.2               $7.7
Proceeds from collections reinvested in new receivables                      32.6                  -
Servicing fees received                                                       0.3                0.1
Cash flows received on retained interest and other net cash flows             0.9                0.1
                                                                        ================================

SECURITIZATIONS OF CLIENT ASSETS

The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At June 30, 2002, total assets in the conduits were $51 billion.

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

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citicorp's credit commitments as of June 30, 2002 and December 31, 2001.

IN MILLIONS OF DOLLARS                                                     JUNE 30, 2002      December 31, 2001
                                                                          ---------------------------------------
Financial standby letters of credit and foreign office guarantees           $  31,213            $  26,461
Performance standby letters of credit and foreign office guarantees             7,462                7,749
Commercial and similar letters of credit                                        5,071                5,681
One-to-four family residential mortgages                                        4,556                5,470
Revolving open-end loans secured by 1-4 family residential properties           8,745                7,107
Commercial real estate, construction and land development                       1,730                1,804
Credit card lines (1)                                                         408,660              387,396
Commercial and other consumer loan commitments (2)                            211,144              215,368
                                                                          ---------------------------------------
TOTAL                                                                        $678,581             $657,036
                                                                          =======================================

(1) Credit card lines are unconditionally cancelable by the issuer.

(2) Includes $140 billion and $148 billion with original maturity less than one year at June 30, 2002 and December 31, 2001, respectively.

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

CITICORP RATIOS

                                                                    JUNE 30,         Mar. 31,          Dec. 31,
                                                                      2002             2002              2001
                                                                  --------------------------------------------------
Tier 1 Capital                                                         8.40%            8.55%             8.33%
Total Capital (Tier 1 and Tier 2)                                     12.53            12.82             12.41
Leverage (1)                                                           6.92             6.83              6.85
Common Stockholder's Equity                                            9.93            10.17              9.81
                                                                  ==================================================

(1) Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the 2002 second quarter. Total capital (Tier 1 and Tier 2) amounted to $63.4 billion at June 30, 2002, representing 12.53% of net risk adjusted assets. This compares with $63.2 billion and 12.82% at March 31,

2002, and $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $42.5 billion at June 30, 2002 represented 8.40% of net risk adjusted assets, compared with $42.2 billion and 8.55% at March 31, 2002, and $42.2 billion and 8.33% at December 31, 2001. The Tier 1 capital ratio at June 30, 2002 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                      JUNE 30,         Mar. 31,          Dec. 31,
IN MILLIONS OF DOLLARS                                                  2002             2002              2001
                                                                  ----------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                          $ 66,049         $ 65,027          $ 63,453
Mandatorily Redeemable Securities of Subsidiary Trusts                  1,033              975               975
Minority Interest                                                         748              728               839
Accumulated Net Gains on Cash Flow Hedges, net of tax                    (781)            (328)             (312)
Net Unrealized Gains on Securities Available for Sale (1)                 (58)            (116)             (219)
Less: Intangible Assets (2)                                           (24,142)         (24,091)          (22,528)
      Other                                                              (330)               -                 -
      50% Investment in Certain Subsidiaries (3)                          (12)             (12)              (20)
                                                                  ----------------------------------------------------
TOTAL TIER 1 CAPITAL                                                 $ 42,507         $ 42,183          $ 42,188
                                                                  ----------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses (4)                                         6,375            6,221             6,378
Qualifying Debt (5)                                                    14,509           14,757            14,248
Unrealized Marketable Securities Gains(1)                                   8               82                77
Less: 50% Investment in Certain Subsidiaries (3)                          (12)             (12)              (20)
                                                                  ----------------------------------------------------
TOTAL TIER 2 CAPITAL                                                   20,880           21,048            20,683
                                                                  ----------------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                    $ 63,387          $63,231          $ 62,871
                                                                  ====================================================
NET RISK-ADJUSTED ASSETS (6)                                         $505,835         $493,297          $506,502
                                                                  ====================================================

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

(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $25.1 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of June 30, 2002, compared to $20.7 billion as of March 31, 2002 and $21.8 billion as of December 31, 2001. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholder's equity increased $2.6 billion during the first six months of 2002 to $66.0 billion at June 30, 2002, representing 9.93% of assets, compared to 10.17% at March 31, 2002, and 9.81% at December 31, 2001. The net increase in common stockholder's equity during the first six months principally reflected net income of $5.5 billion, offset by cash dividends declared of $2.0 billion, and $0.9 billion related to the net change in foreign currency translation adjustment, change in hedging activities and unrealized gains and losses on investment securities.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at June 30, 2002 of $1,033 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the six months ended June 30, 2002 and 2001, interest expense on the trust securities amounted to $38 million.

The final rules governing the regulatory capital treatment of nonfinancial equity investments, which became effective April 1, 2002, were adopted for the quarter ended June 30, 2002. The implementation had a minimal impact on Citicorp's capital ratios. The capital ratio impact of the $330 million capital charge was substantially offset by the $3.3 billion net reduction in risk-adjusted assets for the nonfinancial equity investments.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2002, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the Citicorp 2001 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of June 30, 2002, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $7.9 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

Consistent with these considerations, Citicorp estimates that, as of June 30 , 2002, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $7.6 billion of the available $7.9 billion.

CITIBANK, N.A. RATIOS

                                                  JUNE 30,         Mar. 31,          Dec. 31,
                                                    2002             2002              2001
                                                -------------------------------------------------
Tier 1 Capital                                      8.15%            8.89%             9.23%
Total Capital (Tier 1 and Tier 2)                  12.19            13.10             13.60
Leverage                                            6.78             7.18              7.16
Common Stockholder's Equity                         7.45             8.35              8.24
                                                =================================================

Citibank's net income for the second quarter of 2002 amounted to $2.0 billion. During the quarter, Citibank paid a dividend of $9 million to Citicorp (parent company). Citibank had $10.7 billion of subordinated notes outstanding at June 30, 2002, March 31, 2002, and December 31, 2001, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. On July 10, 2002, the Committee announced that it will launch a Quantitative Impact Study on October 1, 2002 which will allow banks to perform a concrete and comprehensive assessment of how the Committee's proposals will affect their organization. Banks will be asked to submit their findings by December 20, 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized in the fourth quarter of 2003, with implementation of the framework by year-end 2006. The Company is monitoring the status and progress of the proposed rule.

On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interests not deducted for Tier 1 capital. On May 17, 2002, the FRB issued guidance that requires institutions to treat accrued interest receivables related to credit card securitizations as residual interest, which will also require dollar-for-dollar capital. These rules, which require full implementation in the fourth quarter of 2002, are not expected to have a significant impact on Citicorp.

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This paragraph and the preceding paragraph contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

                                                       CITICORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                             -------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                             2002              2001             2002              2001
                                                             -------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                            $ 9,480           $ 9,712          $18,611           $19,679
Deposits with banks                                                  247               290              522               643
Federal funds sold and securities purchased
  under resale agreements                                             97               100              205               231
Investments, including dividends                                   1,344               886            2,306             1,837
Trading account assets                                               391               216              925               452
Loans held for sale                                                  285               439              577               831
                                                             -------------------------------------------------------------------
                                                                  11,844            11,643           23,146            23,673
                                                             -------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                           2,454             3,079            4,305             6,569
Trading account liabilities                                           15                10               28                24
Purchased funds and other borrowings                                 641               691            1,338             1,652
Long-term debt                                                       994             1,339            1,977             2,687
                                                             -------------------------------------------------------------------
                                                                   4,104             5,119            7,648            10,932
                                                             -------------------------------------------------------------------

NET INTEREST REVENUE                                               7,740             6,524           15,498            12,741

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims                                     154               257              294               507
Provision for credit losses                                        2,057             1,485            4,616             2,949
                                                             -------------------------------------------------------------------

TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                          2,211             1,742            4,910             3,456
                                                             -------------------------------------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS,
  AND CREDIT LOSSES                                                5,529             4,782           10,588             9,285
                                                             -------------------------------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                               2,857             2,586            5,689             5,363
Foreign exchange                                                     748               533            1,293             1,021
Trading account                                                      472               325              910               928
Investment transactions                                              (79)               18              (69)              115
Other revenue                                                      1,045             1,237            1,883             2,094
                                                             -------------------------------------------------------------------
                                                                   5,043             4,699            9,706             9,521
                                                             -------------------------------------------------------------------

OPERATING EXPENSE
Salaries                                                           2,332             2,146            4,638             4,416
Employee benefits                                                    461               434              945               875
                                                             -------------------------------------------------------------------
     Total employee and related expenses                           2,793             2,580            5,583             5,291
Net premises and equipment                                           796               663            1,573             1,451
Restructuring - related items                                        (40)              168                6               230
Other expense                                                      2,391             2,328            4,719             4,689
                                                             -------------------------------------------------------------------
                                                                   5,940             5,739           11,881            11,661
                                                             -------------------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      4,632             3,742            8,413             7,145

Income taxes                                                       1,567             1,361            2,863             2,626
Minority interest, net of income taxes                                27                14               46                22
                                                             -------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES              3,038             2,367            5,504             4,497
Cumulative effect of accounting changes                                -              (111)               -              (144)
                                                             -------------------------------------------------------------------
NET INCOME                                                       $ 3,038           $ 2,256          $ 5,504           $ 4,353
                                                             ===================================================================

See Notes to Unaudited Consolidated Financial Statements.

                                                       CITICORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                    JUNE 30,
                                                                                                      2002          December 31,
IN MILLIONS OF DOLLARS                                                                             (UNAUDITED)          2001
                                                                                                 -------------------------------
ASSETS
Cash and due from banks                                                                           $  12,798         $  13,568
Deposits at interest with banks                                                                      16,761            19,210
Investments
   Held to maturity                                                                                     171                11
   Available for sale and short-term and other (including $9,021 and $12,724
     pledged to creditors at June 30, 2002 and December 31, 2001, respectively)                      89,110            85,288
   Venture capital                                                                                    3,983             4,316
Trading account assets (including $3,002 and $2,386 pledged to creditors at June 30, 2002
  and December 31, 2001, respectively)                                                               54,311            39,465
Loans held for sale                                                                                  11,511            11,900
Federal funds sold and securities purchased under resale agreements                                  15,335            14,568
Loans, net
   Consumer                                                                                         260,503           248,201
   Corporate                                                                                        141,042           143,472
                                                                                                 -------------------------------
Loans, net of unearned income                                                                       401,545           391,673
   Allowance for credit losses                                                                      (10,437)          (10,088)
                                                                                                 -------------------------------
     Total loans, net                                                                               391,108           381,585
Goodwill                                                                                             20,686            19,140
Intangible assets                                                                                     7,483             7,360
Premises and equipment, net                                                                           6,591             6,188
Interest and fees receivable                                                                          6,143             5,979
Other assets                                                                                         29,314            38,366
                                                                                                 -------------------------------
TOTAL ASSETS                                                                                       $665,305          $646,944
                                                                                                 ===============================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                     $  21,505         $  23,060
Interest-bearing deposits in U.S. offices                                                           119,062           114,509
Non-interest-bearing deposits in offices outside the U.S.                                            19,745            18,850
Interest-bearing deposits in offices outside the U.S.                                               238,919           222,548
                                                                                                 -------------------------------
     Total deposits                                                                                 399,231           378,967
Trading account liabilities                                                                          29,870            22,333
Purchased funds and other borrowings                                                                 60,048            56,912
Accrued taxes and other expense                                                                      10,661            15,048
Other liabilities                                                                                    29,703            29,178
Long-term debt                                                                                       69,743            81,053

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value)
   issued shares: 1,000 in each period                                                                    -                 -
Surplus                                                                                              34,122            34,112
Retained earnings                                                                                    34,193            30,702
Accumulated other changes in equity from nonowner sources                                            (2,266)           (1,361)
                                                                                                 -------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                           66,049            63,453
                                                                                                 -------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                         $665,305          $646,944
                                                                                                 ===============================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       CITICORP AND SUBSIDIARIES

                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
IN MILLIONS OF DOLLARS                                       2002            2001
                                                          -------------------------
BALANCE AT BEGINNING OF PERIOD                            $  63,453       $  47,865

Net income                                                    5,504           4,353
Cumulative effect of accounting changes(1)                        -             170
Net change in unrealized gains and losses on investment
   securities, net of tax                                      (161)             68
Net change in foreign currency translation adjustment,
   net of tax                                                (1,213)           (341)
Net change for cash flow hedges, net of tax                     469             (64)
                                                          -------------------------
   Total changes in equity from nonowner sources              4,599           4,186

Common dividends declared                                    (2,013)         (3,644)

Capital contribution from Parent                                  -             148

Employee benefit plans and other activity                        10              15
                                                          -------------------------

BALANCE AT END OF PERIOD                                  $  66,049       $  48,570
                                                          =========================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES

Net income                                                $   5,504       $   4,353
Other changes in equity from nonowner sources                  (905)           (167)
                                                          -------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES             $   4,599       $   4,186
                                                          =========================

(1) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      CITICORP AND SUBSIDIARIES

                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
IN MILLIONS OF DOLLARS                                       2002            2001
                                                          -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $   5,504       $   4,353
Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for credit losses                                4,616           2,949
   Depreciation and amortization of premises and
     equipment                                                  512             696
   Amortization of goodwill and acquisition premium costs        55             366
   Restructuring-related items                                    6             230
   Cumulative effect of accounting changes, net of tax            -             144
   Venture capital activity                                     333             145
   Net loss (gain) on sale of securities                         69            (115)
   Changes in accruals and other, net                         2,973           1,216
   Net decrease (increase) in loans held for sale               389          (4,990)
   Net (increase) decrease in trading account assets        (14,846)          4,240
   Net increase (decrease) in trading account liabilities     7,537          (6,449)
                                                          -------------------------
Total adjustments                                             1,644          (1,568)
                                                          -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,148           2,785
                                                          -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in deposits at interest with banks               2,449             970
Securities -- available for sale and short-term and
  other
   Purchases                                               (224,601)        (45,566)
   Proceeds from sales                                      194,910          32,316
   Maturities                                                23,503          11,546
Net increase in federal funds sold and securities
  purchased under resale agreements                            (767)         (7,385)
Net increase in loans                                       (19,820)        (17,412)
Proceeds from sales of loans                                  7,117          12,550
Business acquisitions                                        (2,682)              -
Capital expenditures on premises and equipment                 (535)           (654)
Proceeds from sales of premises and equipment,
  subsidiaries and affiliates, and repossessed assets           630             815
                                                          -------------------------
NET CASH USED IN INVESTING ACTIVITIES                       (19,796)        (12,820)
                                                          -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                     20,264          12,852
Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                 3,592            (646)
Net increase (decrease) in commercial paper and funds
  borrowed                                                       92          (6,170)
Proceeds from issuance of long-term debt                     39,437          15,767
Repayment of long-term debt                                 (49,581)         (8,409)
Dividends paid                                               (2,013)         (3,639)
                                                          -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    11,791           9,755
                                                          -------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM
 BANKS                                                           87            (320)
Net decrease in cash and due from banks                        (770)           (600)
Cash and due from banks at beginning of period               13,568          11,658
                                                          -------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                  $  12,798       $  11,058
                                                          =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                               $   7,297       $  10,234
   Income taxes                                               3,057           2,106
   Non-cash investing activities:
   Transfers to repossessed assets                        $     492       $     271
                                                          =========================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                      CITIBANK, N.A. AND SUBSIDIARIES

                                                           JUNE 30,
                                                             2002      December 31,
IN MILLIONS OF DOLLARS                                   (UNAUDITED)      2001
                                                         --------------------------
ASSETS
Cash and due from banks                                  $    10,180   $     11,056
Deposits at interest with banks                               14,852         19,181
Investments
   Held to maturity                                              160              -
   Available for sale (including $803 and $619 pledged
     to creditors at June 30, 2002 and December 31,
     2001, respectively)                                      58,817         48,638
   Venture capital                                             1,532          1,939
Trading account assets (including $196 and $424 pledged
  to creditors at June 30, 2002 and December 31, 2001,
  respectively)                                               48,656         36,633
Loans held for sale                                            9,202          4,354
Federal funds sold and securities purchased under
  resale agreements                                           15,800         14,935
Loans, net of unearned income                                296,924        280,455
Allowance for credit losses                                   (7,496)        (5,446)
                                                         --------------------------
     Total loans, net                                        289,428        275,009
Goodwill                                                       5,280          5,068
Intangible assets                                              5,155          3,897
Premises and equipment, net                                    4,093          3,920
Interest and fees receivable                                   4,112          3,451
Other assets                                                  19,807         24,262
                                                         --------------------------
TOTAL ASSETS                                             $   487,074   $    452,343
                                                         ==========================
LIABILITIES
Non-interest-bearing deposits in U.S. offices            $    18,105   $     19,268
Interest-bearing deposits in U.S. offices                     85,715         81,298
Non-interest-bearing deposits in offices outside the
  U.S.                                                        15,918         14,962
Interest-bearing deposits in offices outside the U.S.        208,635        191,395
                                                         --------------------------
   Total deposits                                            328,373        306,923
Trading account liabilities                                   30,055         20,306
Purchased funds and other borrowings                          46,213         37,826
Accrued taxes and other expense                                5,721          8,955
Other liabilities                                             18,714         18,209
Long-term debt and subordinated notes                         19,769         22,501

STOCKHOLDER'S EQUITY
Preferred stock ($100 par value)                               1,950            350
Capital stock ($20 par value) outstanding shares:
  37,534,553 in each period                                      751            751
Surplus                                                       19,217         18,582
Retained earnings                                             17,867         19,227
Accumulated other changes in equity from nonowner
  sources(1)                                                  (1,556)        (1,287)
                                                         --------------------------
TOTAL STOCKHOLDER'S EQUITY                                    38,229         37,623
                                                         --------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $   487,074   $    452,343
                                                         ==========================

(1) Amounts at June 30, 2002 and December 31, 2001 include the after-tax amounts for net unrealized gains on investment securities of $49 million and $17 million, respectively, for foreign currency translation of ($2.089) billion and ($1.460) billion, respectively, and for cash flow hedges of $484 million and $156 million, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2002 and for the three- and six-month periods ended June 30, 2002 and 2001 are unaudited and include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.   ACCOUNTING CHANGES

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

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

The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets and there was no impairment upon adoption of SFAS No. 142.

Net income for the second quarter and first six months of 2002 and 2001 and the full years 2001, 2000 and 1999 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets which are no longer amortized are as follows:

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,      FULL YEAR   FULL YEAR   FULL YEAR
                                                     -------------------   -------------------  ---------   ---------   ---------
IN MILLIONS OF DOLLARS                                 2002       2001       2002       2001      2001         2000       1999
                                                     --------   --------   --------   --------  ---------   ---------   ---------
NET INCOME:
  Reported net income                                $  3,038   $  2,256   $  5,504   $  4,353  $   9,642   $   8,110   $   6,571
  Goodwill amortization                                    --         69         --        135        272         208         182
  Indefinite-lived intangible assets amortization          --          1         --          2          5           5           4
                                                     --------   --------   --------   --------  ---------   ---------   ---------
     Adjusted net income                             $  3,038   $  2,326   $  5,504   $  4,490  $   9,919   $   8,323   $   6,757
                                                     ========   ========   ========   ========  =========   =========   =========

During the first six months of 2002, no goodwill was impaired or written off. The Company recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.07 billion in the Global Investment Management segment.

The changes in goodwill during the second quarter of 2002 were as follows:

                                                                    GLOBAL
                                                                 CORPORATE AND    GLOBAL
                                                       GLOBAL      INVESTMENT   INVESTMENT
IN MILLIONS OF DOLLARS                                CONSUMER       BANK       MANAGEMENT    TOTAL
                                                     ----------  -------------  ----------   --------
Balance at January 1, 2002                           $   13,058  $       4,029  $    2,053   $ 19,140
Goodwill acquired during the period                          74              -       1,070      1,144
Other(1)                                                    (42)           111         237        306
                                                     ----------  -------------  ----------   --------
Balance at March 31, 2002                            $   13,090  $       4,140  $    3,360   $ 20,590
                                                     ----------  -------------  ----------   --------
Goodwill acquired during the period                          41              -           -         41
Other(1)                                                    446           (103)       (288)        55
                                                     ----------  -------------  ----------   --------
Balance at June 30, 2002                             $   13,577  $       4,037  $    3,072   $ 20,686
                                                     ==========  =============  ==========   ========


(1) Other changes in goodwill includes foreign exchange effects on non-dollar denominated goodwill, purchase accounting adjustments and certain other reclassifications.

At June 30, 2002, $440 million of the Company's acquired trade names were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                       JUNE 30, 2002                               December 31, 2001
                                      -------------------------------------------  ------------------------------------------
                                      GROSS CARRYING   ACCUMULATED   NET CARRYING  Gross Carrying  Accumulated   Net Carrying
IN MILLIONS OF DOLLARS                    AMOUNT      AMORTIZATION      AMOUNT         Amount      Amortization     Amount
                                      --------------  ------------   ------------  --------------  ------------  ------------
Purchased credit card relationships   $        4,065  $      1,287   $      2,778  $        4,084  $      1,136  $      2,948
Mortgage servicing rights                      2,544         1,163          1,381           2,248         1,075         1,173
Core deposit intangibles                         953            78            875             975            38           937
Other customer relationships                     987           258            729             709           197           512
Other(1)                                       1,435           155          1,280           2,124           334         1,790
                                      --------------  ------------   ------------  --------------  ------------  ------------
TOTAL AMORTIZING INTANGIBLE ASSETS    $        9,984  $      2,941   $      7,043  $       10,140  $      2,780  $      7,360

Indefinite-lived intangible assets                                            440                                           -
                                      --------------  ------------   ------------  --------------  ------------  ------------
TOTAL INTANGIBLE ASSETS                                              $      7,483                                $      7,360
                                      ==============  ============   ============  ==============  ============  ============

(1)  Primarily contract-related intangible assets.

The intangible assets recorded during the first six months of 2002 and their respective amortization periods were as follows:

                                                         SIX MONTHS ENDED         WEIGHTED-AVERAGE
IN MILLIONS OF DOLLARS                                     JUNE 30, 2002    AMORTIZATION PERIOD IN YEARS
                                                         ----------------   ----------------------------
Mortgage servicing rights                                $            425                 15
Other customer relationships                                          210                  9
Other(1)                                                               35                 22
                                                         ----------------
Total intangible assets recorded during the period(2)    $            670
                                                         ================

(1) Represents present value of future profits acquired during the first six months of 2002 that will be amortized on an accelerated basis over 22 years.
(2) There was no significant residual value estimated for the intangible assets recorded during the first six months of 2002.

Intangible assets amortization expense was $188 million and $179 million for the three months ended June 30, 2002 and 2001, respectively, and $373 million and $337 million for the six months ended June 30, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $410 million for the remainder of 2002, $820 million in 2003, $780 million in 2004, $720 million in 2005, $660 million in 2006, and $610 million in 2007.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (SFAS No. 140). In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
On January 1, 2002, Citicorp adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), when the rule became effective for calendar year companies. SFAS No. 144 established additional criteria for determining when a long-lived asset is held-for-sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. The provisions of the new standard are generally to be applied prospectively.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements.

3.   BUSINESS DEVELOPMENTS

ACQUISITION OF GOLDEN STATE BANCORP

On May 21, 2002, Citigroup Inc. (Citigroup) announced that it will acquire Golden State Bancorp (Golden State) in a transaction in which Citigroup will pay approximately $16.40 in cash and .5234 Citigroup shares for each share of Golden State delivered at closing, subject to certain adjustments. Golden State stockholders will be entitled to elect to receive the merger consideration in shares of Citigroup common stock or cash, subject to certain limitations. Based on the average prices for the four trading days ended May 23, 2002, the total transaction value is approximately $5.8 billion.

Golden State is the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of June 30, 2002, it had $24 billion in deposits, $52 billion in assets and 355 branches in California and Nevada.

The transaction is expected to close in the third quarter of 2002. It is subject to a number of regulatory approvals and the approval of Golden State stockholders.

4.    BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's business segments:

                                                                                               INCOME (LOSS)
                                                                                            BEFORE CUMULATIVE
                                                  REVENUES, NET      PROVISION (BENEFIT)  EFFECT OF ACCOUNTING
                                                OF INTEREST EXPENSE    FOR INCOME TAXES       CHANGES(1)(2)    IDENTIFIABLE ASSETS
                                                -----------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30, 2002                  JUNE 30,   Dec. 31,
                                                -----------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE
  ASSETS IN BILLIONS                              2002      2001(3)    2002      2001(3)    2002       2001(3)    2002      2001(3)
                                                -----------------------------------------------------------------------------------
Global Consumer                                   8,420       7,114    1,006         824     1,893       1,425       342        343
Global Corporate and Investment Bank              3,429       2,934      482         386       961         696       275        255
Global Investment Management                        812         578       85          56       208          89        34         31
Proprietary Investment Activities                   (71)        301      (37)         83       (72)        201         8          9
Corporate/Other                                     193         296       31          12        48         (44)        6          9
                                                -----------------------------------------------------------------------------------
TOTAL                                            12,783      11,223    1,567       1,361     3,038       2,367       665        647
                                                ===================================================================================

                                                                                               INCOME (LOSS)
                                                                                            BEFORE CUMULATIVE
                                                  REVENUES, NET      PROVISION (BENEFIT)  EFFECT OF ACCOUNTING
                                                OF INTEREST EXPENSE    FOR INCOME TAXES      CHANGES (1) (2)
                                                --------------------------------------------------------------
                                                                     SIX MONTHS ENDED JUNE 30, 2002
                                                --------------------------------------------------------------
IN MILLIONS OF DOLLARS                           2002      2001 (3)    2002    2001 (3)     2002      2001 (3)
                                                --------------------------------------------------------------
Global Consumer                                  16,705      14,149    1,909       1,612     3,566       2,793
Global Corporate and Investment Bank              6,553       6,106      784         821     1,602       1,439
Global Investment Management                      1,551       1,202      141         127       346         201
Proprietary Investment Activities                    22         249      (12)         54       (36)        147
Corporate/Other                                     373         556       41          12        26         (83)
                                                --------------------------------------------------------------
TOTAL                                            25,204      22,262    2,863       2,626     5,504       4,497
                                                ==============================================================

(1) Results in the 2002 second quarter and six-month periods reflect after-tax restructuring-related credits (charges) in Global Consumer of $21 million and $10 million, in Global Corporate and Investment Bank of $4 million and ($4) million, respectively, and in Global Investment Management of ($10) in the six-month period. The 2001 second quarter and six-month periods results reflect after-tax restructuring-related credits (charges) in Global Consumer of ($58) million and ($70) million, in Global Corporate and Investment Bank of ($45) million and ($73) million, respectively, in Global Investment Management of ($7) million in both periods, and in Corporate/Other of $5 million and $6 million, respectively.
(2) Results in the 2002 second quarter and six-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.7 billion and $3.6 billion, in Global Corporate and Investment Bank of $0.5 billion and $1.1 billion, in Global Investment Management of $89 million and $177 million, and in Corporate/Other of ($4) million and ($9) million respectively. The 2001 second quarter and six-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.3 billion and $2.5 billion, in Global Corporate and Investment Bank of $0.3 billion and $0.6 billion, in Global Investment Management of $25 million and $54 million and in Corporate/Other of $0.2 billion and $0.3 billion, respectively.
(3)  Reclassified to conform to the current period's presentation.

5.   INVESTMENTS

                                                                    JUNE 30,  December 31,
IN MILLIONS OF DOLLARS                                               2002        2001
                                                                   ----------------------
Fixed maturities, primarily available for sale, at fair value      $  88,943  $    84,802
Short-term and other                                                     338          497
                                                                   ----------------------
Available for sale and short-term and other                        $  89,281  $    85,299
                                                                   ----------------------
Venture capital, at fair value(1)                                  $   3,983  $     4,316
                                                                   ======================

(1) For the six months ended June 30, 2002, net gains on investments held by venture capital subsidiaries totaled $231 million of which $281 million and $222 million represented gross unrealized gains and losses, respectively. For the six months ended June 30, 2001, net gains on investments held by venture capital subsidiaries totaled $323 million, of which $722 million and $493 million represented gross unrealized gains and losses, respectively.

The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2002 and December 31, 2001 were as follows:

                                                                   JUNE 30, 2002                      December 31, 2001(1)
                                                  -------------------------------------------------------------------------
                                                                   GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED               Amortized
IN MILLIONS OF DOLLARS                                 COST        GAINS       LOSSES  FAIR VALUE        Cost   Fair  Value
                                                  -------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY (2)    $     171   $        -   $        -  $      171   $      11   $        11
                                                  -------------------------------------------------------------------------
FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury and Federal agencies                $  26,313   $      305   $       62  $   26,556   $  18,400   $    18,480
State and municipal                                   6,177          286           47       6,416       5,761         5,880
Foreign government                                   38,808           99          199      38,708      43,598        43,682
U.S. corporate                                        5,056          163          259       4,960       5,905         5,858
Other debt securities                                 6,814           50           24       6,840       5,442         5,503
Equity securities(3)                                  5,274          244          226       5,292       5,218         5,388
                                                  -------------------------------------------------------------------------
                                                     88,442        1,147          817      88,772      84,324        84,791
                                                  -------------------------------------------------------------------------
TOTAL FIXED MATURITIES                            $  88,613   $    1,147   $      817  $   88,943   $  84,335   $    84,802
                                                  -------------------------------------------------------------------------
Investments available for sale include:
   Mortgage-backed securities                     $  21,762   $      255   $       29  $   21,988   $  16,376   $    16,452
                                                  =========================================================================

(1) At December 31, 2001, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $1.146 billion and $679 million, respectively.
(2)  Recorded at amortized cost.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

6.  TRADING ACCOUNT ASSETS AND LIABILITIES

                                                               JUNE 30,     Dec. 31,
IN MILLIONS OF DOLLARS                                           2002         2001
                                                              ----------   ----------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities                   $      326   $      405
Foreign Government, Corporate and Other Securities                24,848       17,375
Derivative and Foreign Exchange Contracts(1)                      29,137       21,685
                                                              ----------   ----------
                                                              $   54,311       39,465
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                            $    3,170   $    4,035
Derivative and Foreign Exchange Contracts(1)                      26,700       18,298
                                                              ----------   ----------
                                                              $   29,870   $   22,333
                                                              ==========   ==========

(1)  Net of master netting agreements and securitization.

7.   DERIVATIVES AND OTHER ACTIVITIES

The following table summarizes certain information related to the Company's hedging activities for the three months and six months ended June 30, 2002 and 2001:

                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------------------------------
IN MILLIONS OF DOLLARS                                        2002            2001         2002           2001
                                                           ------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings               $       20     $         54  $       29      $     109
Net gain (loss) excluded from assessment of effectiveness           3               24          (2)            71
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                       11                6           7             11
Amount excluded from assessment of effectiveness                    -                -           -              -
NET INVESTMENT HEDGES:
Net gain (loss) included in foreign currency translation
  adjustment within accumulated other changes in equity        (1,007)              (8)     (1,063)           163
  from nonowner sources(1)

(1) Net losses on net investment hedges for the three months ended June 30, 2002 are primarily related to instruments hedging net investments which have as their functional currency the Japanese yen, the British pound or the Euro.

The accumulated other changes in equity from nonowner sources from cash flow hedges for the six months ended June 30, 2002 and 2001 can be summarized as follows (net of taxes):

IN MILLIONS OF DOLLARS                                       2002       2001
                                                           -------------------
BALANCE AT JANUARY 1, (1)                                  $    312   $     65
Net gain (loss) from cash flow hedges                           115        (40)
Net amounts reclassified to earnings                            (99)       (31)
                                                           -------------------
BALANCE AT MARCH 31,                                       $    328   $     (6)
Net gain (loss) from cash flow hedges                           593         35
Net amounts reclassified to earnings                           (140)       (28)
                                                           -------------------
BALANCE AT JUNE 30,                                        $    781   $      1
                                                           ===================

(1) Balance at January 1, 2001 results from the cumulative effect of the accounting change for cash-flow hedges.

8.   RESTRUCTURING-RELATED ITEMS

                                                                   RESTRUCTURING INITIATIVES
                                                           ---------------------------------------
IN MILLIONS OF DOLLARS                                       2002       2001      2000      Total
                                                           ---------------------------------------
RESTRUCTURING CHARGES                                      $     42   $    315  $    576   $   933
Acquisitions(1)                                                   -        112        23       135
Utilization(2)                                                   (4)      (283)     (536)     (823)
Changes in estimates                                              -        (11)      (53)      (64)
                                                           ---------------------------------------
BALANCE AT JUNE 30, 2002                                   $     38   $    133  $     10   $   181
                                                           =======================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

During the first quarter of 2002, Citicorp recorded restructuring charges of $42 million, primarily consisting of the downsizing of Global Consumer and Global Corporate and Investment Bank operations in Argentina. Through June 30, 2002, the 2002 reserve utilization included $4 million of severance and other costs which were paid in cash. As of June 30, 2002, approximately 150 gross staff positions have been eliminated under these programs.

During 2001, Citicorp recorded restructuring charges of $315 million. Of the $315 million, $186 million related to the downsizing of certain functions in the Global Corporate and Investment Bank and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

The $299 million related to employee severance reflects the cost of eliminating approximately 10,160 positions, including 4,200 in Citicorp's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 1,060 in the Global Corporate and Investment Bank business related to other restructuring initiatives. Approximately 1,220 of these positions were in the United States.

Through June 30, 2002, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $218 million of severance and other costs (of which $177 million of employee severance and $19 million of leasehold and other exit costs have been paid in cash and $22 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2002 second quarter and six months was $36 million and $50 million, respectively. Through June 30, 2002, approximately 8,800 gross staff positions have been eliminated under these programs, including approximately 1,400 in the 2002 second quarter and 2,300 in the first six months of 2002.

During 2000, Citicorp recorded restructuring charges of $576 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $576 million charge, $474 million related to the acquisition of Associates and included the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by federal bank regulations, and the consolidation and integration of corporate, middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the U.S. and the downsizing and consolidation of certain back office functions in the U.S. Approximately $440 million of the $576 million charge related to operations in the United States.

The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,600 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions related to the United States. In 2000, a reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

Through June 30, 2002, the 2000 restructuring reserve utilization included $184 million of asset impairment charges and $352 million of severance and other exit costs (of which $173 million of employee severance and $120 million of leasehold and other exit costs have been paid in cash and $59 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2002 second quarter and six months was $18 million and $53 million, respectively. Through June 30, 2002, approximately 6,200 staff positions have been eliminated under these programs including approximately 550 in the 2002 second quarter and 950 in the first six months of 2002.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $3 million and $22 million were recognized in the second quarter of 2002 and 2001, respectively, and $8 million and $44 million were recognized in the six-month periods, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million, a reduction of the reserve for 2000 restructuring initiatives of $24 million and a reduction of reserves for prior restructuring initiatives of $13 million. Changes in estimates during 2001 resulted in a reduction of the reserve for 2001 restructuring initiatives of $5 million during the second quarter of 2001 and a reduction of $29 million for 2000 restructuring initiatives during the fourth quarter of 2001.

Additional information about restructuring-related items, including the business segments affected, may be found in Citicorp's 2001 Form 10-K.

9.   CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the six-month period ended June 30, 2002 are as follows:

                                                                                                          ACCUMULATED
                                                              NET UNREALIZED     FOREIGN                 OTHER CHANGES
                                                                 GAINS ON       CURRENCY                IN EQUITY FROM
                                                                INVESTMENT    TRANSLATION   CASH FLOW      NONOWNER
IN MILLIONS OF DOLLARS                                          SECURITIES     ADJUSTMENT    HEDGES         SOURCES
                                                              --------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                    $          219  $    (1,892)  $     312   $       (1,361)
Unrealized losses on investment securities, net of tax(1)               (103)           -           -             (103)
Foreign currency translation adjustment, net of tax(2)                     -         (402)          -             (402)
Cash flow hedges, net of tax                                               -            -          16               16
                                                              --------------------------------------------------------
Change                                                                  (103)        (402)         16             (489)
                                                              --------------------------------------------------------
BALANCE, MARCH 31, 2002                                                  116       (2,294)        328           (1,850)
Unrealized losses on investment securities, net of tax                   (58)           -           -              (58)
Foreign currency translation adjustment, net of tax(3)                     -         (811)          -             (811)
Cash flow hedges, net of tax                                               -            -         453              453
                                                              --------------------------------------------------------
Current period change                                                    (58)        (811)        453             (416)
                                                              --------------------------------------------------------
BALANCE, JUNE 30, 2002                                        $           58  $    (3,105)  $     781          ($2,266)
                                                              ========================================================

(1) Primarily reflects the impact of a rising interest rate yield curve on fixed-income securities.
(2) Includes the $512 million after-tax impact of translating Argentina's net assets into the U.S. dollar equivalent. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continues, the functional currency of the Argentine branch and subsidiaries was changed in the 2002 first quarter from the U.S. dollar to the Argentine peso.
(3) Primarily reflects the decline in the Mexican peso against the U.S. dollar, and includes the $77 million after-tax impact of translating Argentina's operations into the U.S. dollar equivalent.

10.  SECURITIZATIONS

ACCOUNTING POLICIES

For each securitization entity with which Citicorp is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by the Company as seller of the transferred assets. For all other securitizations in which the Company participates, an evaluation is made of whether the Company controls the entity by considering several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by the Company are consolidated.

For a transfer of financial assets to be considered a sale: financial assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a qualifying special purpose entity meeting certain significant restrictions on its activities, whose investors have the right to sell their ownership interests in the entity; and the seller does not continue to control the assets transferred through an agreement to repurchase them or have a right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets the sale requirements is removed from the Company's consolidated statement of financial position. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the asset remains on the Company's consolidated statement of financial position and the proceeds are recognized as the Company's liability.

In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is obtained for complex transactions or where the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, those opinions must state that the asset transfer would be considered a sale and that the assets transferred would not be consolidated with the Company's other assets in the event of the Company's insolvency.

In the case of asset transfers to certain master trust securitization entities, the Company has until no later than June 30, 2006 to make the changes needed in the master trusts' organizational structure and governing documents that are necessary to meet these isolation requirements.

The Company values its securitized retained interests at fair value as determined using generally accepted valuation techniques at the time of securitization and subsequently. The Company retains a seller's interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans.

SECURITIZATION ACTIVITIES

Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of loans securitized include home equity loans, auto loans and student loans.

After securitizations of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities and letters of credit. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached net revenue is passed directly to the Citigroup subsidiary that sold the receivables.

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

The Company also originates and sells first mortgage loans in the ordinary course of its mortgage banking activities. The Company sells certain of these loans to the Government National Mortgage Association (GNMA) with the servicing rights retained. GNMA has the primary recourse obligation on the individual loans; however, GNMA's recourse obligation is capped at a fixed amount per loan. Any losses above that fixed amount are borne by Citigroup as the seller/servicer.

The following table summarizes certain cash flows received from and paid to securitization trusts during the three and six-month periods ended June 30, 2002 and 2001:

                                                                FOR THE THREE MONTHS ENDED     For the Three Months Ended
                                                                       JUNE 30, 2002                  June 30, 2001
                                                              ------------------------------------------------------------
                                                                                MORTGAGES                      MORTGAGES
IN BILLIONS OF DOLLARS                                         CREDIT CARDS   AND OTHER (1)   CREDIT CARDS   AND OTHER (1)
                                                              ------------------------------------------------------------
Proceeds from new securitizations                             $          2.2  $         7.7  $          5.2  $         7.1
Proceeds from collections reinvested in new receivables                 32.6              -            32.0              -
Servicing fees received                                                  0.3            0.1             0.3            0.1
Cash flows received on retained interests and other net
  cash flows                                                             0.9            0.1             0.9            0.2
                                                              ============================================================

                                                               FOR THE SIX MONTHS ENDED         For the Six Months Ended
                                                                     JUNE 30, 2002                   June 30, 2001
                                                              ------------------------------------------------------------
                                                                                MORTGAGES                       MORTGAGES
IN BILLIONS OF DOLLARS                                         CREDIT CARDS   AND OTHER (1)   CREDIT CARDS   AND OTHER (1)
                                                              ------------------------------------------------------------
Proceeds from new securitizations                             $          5.7  $        14.3  $         11.8  $        11.1
Proceeds from collections reinvested in new receivables                 65.9              -            62.4              -
Servicing fees received                                                  0.6            0.2             0.6            0.2
Cash flows received on retained interests and other net cash
  flows                                                                  1.9            0.2             1.8            0.2
                                                              ============================================================

(1) Other includes auto loans in all periods and student loans in the six months ended June 30, 2002.

The Company recognized gains on securitizations of $59 million and $69 million for the three months ended June 30, 2002 and 2001, respectively, and $94 million and $93 million for the six months ended June 30, 2002 and 2001, respectively, primarily related to mortgage loans.

Key assumptions used for mortgages during the six months ended June 30, 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

Discount rate                                                     10.9% to 11.5%
Constant prepayment rate                                            6.8% to 7.4%
Anticipated net credit losses                                              0.03%
                                                                  =============

As required by SFAS No. 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change in each assumption must be calculated independently, holding all other assumptions consistent. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

At June 30, 2002, for mortgages, auto loans and manufactured housing loans, the key assumptions, presented by product groups, and the sensitivity of the fair value of retained interests to two adverse changes in each of the key assumptions were as follows:

IN MILLIONS OF DOLLARS
Carrying value of retained interests             $                       2,663
                                                 -----------------------------
Discount rate                                                   9.76%, 11%, 13%
+10%                                             $                         (95)
+20%                                             $                        (184)
                                                 -----------------------------
Constant prepayment rate                          14.60%, 16.0% to 21.2%, 10.5%
+10%                                             $                        (112)
+20%                                             $                        (227)
                                                 -----------------------------
Anticipated net credit losses                      0.04%, 8.4% to 14.8%, 13.1%
+10%                                             $                         (52)
+20%                                             $                        (108)
                                                 =============================

MANAGED LOANS

For the loan portfolios where the Company continues to manage loans after they have been securitized, the following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at June 30, 2002 and December 31, 2001, and credit losses, net of recoveries, for the three and six-month periods ended June 30, 2002 and 2001.

                                                                JUNE 30, 2002           December 31, 2001
                                                           -------------------------------------------------
                                                           CREDIT CARD               CREDIT CARD
MANAGED LOANS                                              RECEIVABLES   OTHER(1)    RECEIVABLES   OTHER(1)
                                                           -------------------------------------------------
IN BILLIONS OF DOLLARS
Principal amounts, at period end:
Total managed                                              $     108.8   $    36.5   $     108.7   $    27.4
Securitized amounts                                              (65.8)          -         (67.1)       (1.3)
                                                           -------------------------------------------------
On-balance sheet(2)                                        $      43.1   $    36.5   $      41.6   $    26.1
                                                           -------------------------------------------------

IN MILLIONS OF DOLLARS
Delinquencies, at period end:
Total managed                                              $     1,986   $   1,174   $     2,141   $   1,174
Securitized amounts                                             (1,203)          -        (1,268)        (14)
                                                           -------------------------------------------------
On-balance sheet(2)                                        $       783   $   1,174   $       873   $   1,160
                                                           -------------------------------------------------

                                         THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                            ------------------------------------------------   ------------------------------------------------
IN MILLIONS OF DOLLARS                2002                      2001                     2002                      2001
                            ----------------------   -----------------------   ----------------------   -----------------------
                            CREDIT CARD              CREDIT CARD               CREDIT CARD              CREDIT CARD
                            RECEIVABLES  OTHER (1)   RECEIVABLES   OTHER (1)   RECEIVABLES  OTHER (1)   RECEIVABLES   OTHER (1)
                            -----------  ---------   -----------   ---------   -----------  ---------   -----------   ---------
Credit losses,
 net of recoveries:
Total managed               $     1,705  $     207   $     1,393   $     143   $     3,364  $     398   $     2,601   $     299
Securitized amounts                (989)         -          (816)        (23)       (1,924)         -        (1,483)        (45)
                            -----------  ---------   -----------   ---------   -----------  ---------   -----------   ---------
On-balance sheet (1)        $       716  $     207   $       577   $     120   $     1,440  $     398   $     1,118   $     254
                            ===========  =========   ===========   =========   ===========  =========   ===========   =========

(1)  Includes home equity loans and auto loans.
(2)  Includes loans held-for-sale.

SERVICING RIGHTS

The fair value of capitalized mortgage loan servicing rights was $1.381 billion, $1.173 billion and $1.092 billion at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

IN MILLIONS OF DOLLARS                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   -------------------------
                                          2002            2001          2002           2001
                                       ------------    -----------   -----------    ----------
BALANCE, BEGINNING OF PERIOD           $      1,314    $     1,027   $     1,173    $    1,069
Originations                                    130             89           235           167
Purchases                                       153              -           190             -
Amortization                                    (44)           (44)          (85)          (82)
Gain (loss) on change in MSR value              (53)            97            24            75
Provision for impairment                       (123)           (57)         (163)         (113)
Other                                             4            (20)            7           (24)
                                       ------------    -----------   -----------    ----------
BALANCE, END OF PERIOD                 $      1,381    $     1,092   $     1,381    $    1,092
                                       ============    ===========   ===========    ==========

The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

IN MILLIONS OF DOLLARS                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   -------------------------
                                          2002            2001          2002           2001
                                       ------------    -----------   -----------    ----------
BALANCE, BEGINNING OF PERIOD           $        193    $        75   $       153    $       19
Provision for impairment                        123             57           163           113
                                       ------------    -----------   -----------    ----------
BALANCE, END OF PERIOD                 $        316    $       132   $       316    $      132
                                       ============    ===========   ===========    ==========

11.  CONTINGENCIES

For a discussion of certain legal proceedings, see Part II, Item I of this Form 10-Q. In addition, in the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company and its subsidiaries' operations, financial condition, or liquidity.

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CITIFINANCIAL CREDIT COMPANY (CCC)

On August 4, 1999, CCC, an indirect wholly-owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation (CBC), a wholly-owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

ASSOCIATES FIRST CAPITAL CORPORATION (AFCC)

In connection with Citigroup's November 30, 2000 acquisition of AFCC in which AFCC became a wholly-owned subsidiary of Citicorp, Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of AFCC and Associates Corporation of North America (ACONA), a subsidiary of AFCC.

Effective as of August 10, 2001, CBC, the parent company of CCC, transferred 100% of the stock of CCC to AFCC in exchange for convertible preferred stock of AFCC, making CCC a wholly-owned subsidiary of AFCC. The condensed consolidating financial statements account for the transaction in a manner similar to a pooling of interest and therefore all prior periods have been restated.

On October 2, 2001, ACONA merged with and into AFCC at which time, AFCC assumed ACONA's obligations under all debt instruments and agreements. Information included in the following condensed financial statements under the AFCC column represents AFCC Consolidated which includes ACONA's and CCC's results.

On July 1, 2002, Citicorp contributed its remaining interest in the stock of AFCC to CBC, making AFCC a wholly-owned subsidiary of CBC. Citicorp remains the guarantor of the outstanding long-term debt securities and commercial paper of AFCC.

AFCC has a combination of unutilized credit facilities with unaffiliated banks of $6.4 billion as of June 30, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At June 30, 2002, this requirement was exceeded by approximately $52.5 billion. Citicorp also has guaranteed various debt obligations of AFCC and CCC, an indirect subsidiary of Citicorp.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30, 2002
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                     $      9  $      -  $        -  $              -  $            (9) $          -
Interest from subsidiaries                            290         -           -              (290)               -             -
Interest on loans, including fees - third party        (1)    1,722       2,048             7,433           (1,722)        9,480
Interest on loans, including fees - intercompany        -        93         107              (107)             (93)            -
Other interest revenue                                  -        40          70             2,294              (40)        2,364
Fees, commissions and other revenues - third           37       149         248             4,758             (149)        5,043
party
Fees, commissions and other revenue -
 intercompany                                           -         3           6                (6)              (3)            -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                      335     2,007       2,479            14,082           (2,016)       16,887
                                                 --------  --------  ----------  ----------------  ---------------  ------------
EXPENSE
Interest on other borrowed funds - third party        318         1           -               338               (1)          656
Interest on other borrowed funds - intercompany         -        91         124              (124)             (91)            -
Interest and fees paid to subsidiaries                 37         -           -               (37)               -             -
Interest on long-term debt - third party                -        70         385               609              (70)          994
Interest on long-term debt - intercompany               -       381         191              (191)            (381)            -
Interest on deposits                                    -         4           4             2,450               (4)        2,454
Benefits, claims, and credit losses                     -       422         540             1,671             (422)        2,211
Other expense - third party                             6       392         521             5,413             (392)        5,940
Other expense - intercompany                            -         -           5                (5)               -             -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                      361     1,361       1,770            10,124           (1,361)       12,255
                                                 --------  --------  ----------  ----------------  ---------------  ------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 AND EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES                                      (26)      646         709             3,958             (655)        4,632
Income tax (benefit)                                   (5)      229         239             1,333             (229)        1,567
Minority interest, net of income taxes                  -         -           -                27                -            27
Equity in undistributed income of subsidiaries      3,059         -           -                 -           (3,059)            -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET INCOME                                       $  3,038  $   417   $      470  $          2,598  $        (3,485) $      3,038
                                                 ========  =======   ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30, 2001
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                     $  1,236  $      -  $        -  $              -  $        (1,236) $          -
Interest from subsidiaries                            730         -           -              (730)               -             -
Interest on loans, including fees - third party         -     1,738       2,551             7,161           (1,738)        9,712
Interest on loans, including fees - intercompany        -         -         422              (422)               -             -
Other interest revenue                                 10       107         128             1,793             (107)        1,931
Fees, commissions and other revenues                   31       128         351             4,317             (128)        4,699
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                    2,007     1,973       3,452            12,119           (3,209)       16,342
                                                 --------  --------  ----------  ----------------  ---------------  ------------
EXPENSE

Interest on other borrowed funds - third party        692         -          59               (50)               -           701
Interest on other borrowed funds - intercompany         -       253         301              (301)            (253)            -
Interest and fees paid to subsidiaries                 37         -           -               (37)               -             -
Interest on long-term debt - third party                -        86         548               791              (86)        1,339
Interest on long-term debt - intercompany               -       590         337              (337)            (590)            -
Interest on deposits                                    -         5           9             3,070               (5)        3,079
Benefits, claims, and credit losses                     -       343         628             1,114             (343)        1,742
Other expense                                           -       497         851             4,888             (497)        5,739
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                      729     1,774       2,733             9,138           (1,774)       12,600
                                                 --------  --------  ----------  ----------------  ---------------  ------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 AND EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES                                    1,278       199         719             2,981           (1,435)        3,742
Income tax (benefit)                                   (7)       69         279             1,089              (69)        1,361
Minority interest, net of income taxes                  -         -           -                14                -            14
Cumulative effect of accounting change                  -         -        (110)               (1)               -          (111)
Equity in undistributed income of subsidiaries        971         -           -                 -             (971)            -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET INCOME                                       $  2,256  $    130  $      330  $          1,877  $        (2,337) $      2,256
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30, 2002
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                     $  4,824  $      -  $        -  $              -  $        (4,824) $          -
Interest from subsidiaries                            743         -           -              (743)               -             -
Interest on loans, including fees - third party        10     3,462       4,005            14,596           (3,462)       18,611
Interest on loans, including fees - intercompany        -       140         123              (123)            (140)            -
Other interest revenue                                  -        87         135             4,400              (87)        4,535
Fees, commissions and other revenues - third
 party                                                (39)      316         448             9,297             (316)        9,706
Fees, commissions and other revenue -
 intercompany                                           -         3           6                (6)              (3)            -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                    5,538     4,008       4,717            27,421           (8,832)       32,852
                                                 --------  --------  ----------  ----------------  ---------------  ------------
EXPENSE
Interest on other borrowed funds - third party        803         2          25               538               (2)        1,366
Interest on other borrowed funds - intercompany         -       125         113              (113)            (125)            -
Interest and fees paid to subsidiaries                 71         -           -               (71)               -             -
Interest on long-term debt - third party                -       146         762             1,215             (146)        1,977
Interest on long-term debt - intercompany               -       830         493              (493)            (830)            -
Interest on deposits                                    -         8           9             4,296               (8)        4,305
Benefits, claims, and credit losses                     -       859       1,039             3,871             (859)        4,910
Other expense - third party                            41       822       1,061            10,779             (822)       11,881
Other expense - intercompany                            -         -           5                (5)               -             -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                      915     2,792       3,507            20,017           (2,792)       24,439
                                                 --------  --------  ----------  ----------------  ---------------  ------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                   4,623     1,216       1,210             7,404           (6,040)        8,413
Income tax (benefit)                                  (63)      437         444             2,482             (437)        2,863
Minority interest, net of income taxes                  -         -           -                46                -            46
Equity in undistributed income of subsidiaries        818         -           -                 -             (818)            -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET INCOME                                       $  5,504  $    779  $      766  $          4,876  $        (6,421) $      5,504
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30, 2001
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                     $  2,937  $      -  $        -  $              -  $        (2,937) $          -
Interest from subsidiaries                          1,387         -           -            (1,387)               -             -
Interest on loans, including fees - third party         -     3,407       4,933            14,746           (3,407)       19,679
Interest on loans, including fees - intercompany        -         -         752              (752)               -             -
Other interest revenue                                 10       190         269             3,715             (190)        3,994
Fees, commissions and other revenues                   62       289         841             8,618             (289)        9,521
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                    4,396     3,886       6,795            24,940           (6,823)       33,194
                                                 --------  --------  ----------  ----------------  ---------------  ------------
EXPENSE
Interest on other borrowed funds - third party      1,309         -         119               248                -         1,676
Interest on other borrowed funds - intercompany         -       606         549              (549)            (606)            -
Interest and fees paid to subsidiaries                 74         -           -               (74)               -             -
Interest on long-term debt - third party                -       174       1,361             1,326             (174)        2,687
Interest on long-term debt - intercompany               -     1,090         638              (638)          (1,090)            -
Interest on deposits                                    -         8          17             6,552               (8)        6,569
Benefits, claims, and credit losses                     -       665       1,239             2,217             (665)        3,456
Other expense                                          46     1,003       1,721             9,894           (1,003)       11,661
                                                 --------  --------  ----------  ----------------  ---------------  ------------
                                                    1,429     3,546       5,644            18,976           (3,546)       26,049
                                                 --------  --------  ----------  ----------------  ---------------  ------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
 AND EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES                                    2,967       340       1,151             5,964           (3,277)        7,145
Income tax (benefit)                                    7       121         438             2,181             (121)        2,626
Minority interest, net of income taxes                  -         -           -                22                -            22
Cumulative effect of accounting changes                 -         -        (125)              (19)               -          (144)
Equity in undistributed income of subsidiaries      1,393         -           -                 -           (1,393)            -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET INCOME                                       $  4,353  $    219  $      588  $          3,742  $        (4,549) $      4,353
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                                     JUNE 30, 2002
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
ASSETS
Cash and due from banks - third party            $      3  $    444  $      606  $         12,189  $          (444) $     12,798
Cash and due from banks - intercompany                 20        62          62               (82)             (62)            -
Deposits at interest with banks - third party           -         -           -            16,761                -        16,761
Deposits at interest with banks - intercompany      2,452         -           -            (2,452)               -             -
Investments                                           444     2,427       4,480            88,340           (2,427)       93,264
Loans, net of unearned income - third party             -    55,474      65,199           336,346          (55,474)      401,545
Loans, net of unearned income - intercompany            -     6,929       5,659            (5,659)          (6,929)            -
Allowance for credit losses                             -      (883)     (1,179)           (9,258)             883       (10,437)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Total loans, net                                        -    61,520      69,679           321,429          (61,520)       391,108
Advances to subsidiaries                           37,326         -           -           (37,326)               -              -
Investments in subsidiaries                        70,614         -           -                 -          (70,614)             -
Other assets - third party                            420     4,092       7,281           143,673           (4,092)       151,374
Other assets - intercompany                            11       105           -               (11)            (105)             -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Total                                            $111,290  $ 68,650  $   82,108  $        542,521  $      (139,264) $    665,305
                                                 ========  ========  ==========  ================  ===============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                         $      -  $    908  $    1,082  $        398,149  $          (908) $    399,231
Purchased funds and other borrowings - third
 party                                             11,090        57       1,788            47,170              (57)       60,048
Purchased funds and other borrowings -
 intercompany                                           -    17,479         772              (772)         (17,479)            -
Long-term debt - third party                       29,945     3,842      25,297            14,501           (3,842)       69,743
Long-term debt - intercompany                           -    37,101      42,370           (42,370)         (37,101)            -
Advances from subsidiaries                          2,453         -           -            (2,453)               -             -
Other liabilities - third party                     1,753     2,365       3,783            64,698           (2,365)       70,234
Other liabilities - intercompany                        -       609         105              (105)            (609)            -
Stockholder's equity                               66,049     6,289       6,911            63,703          (76,903)       66,049
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Total                                            $111,290  $ 68,650  $   82,108  $        542,521  $      (139,264) $    665,305
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                                  DECEMBER 31, 2001
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
ASSETS
Cash and due from banks - third party            $      3  $    489  $    1,575  $         11,990  $          (489) $     13,568
Cash and due from banks - intercompany                 15       150         161              (176)            (150)            -
Deposits at interest with banks - third party           1         -           -            19,209                -        19,210
Deposits at interest with banks - intercompany      2,454         -           -            (2,454)               -             -
Investments                                           482     2,498       4,658            84,475           (2,498)       89,615
Loans, net of unearned income - third party         1,197    56,707      65,497           324,979          (56,707)      391,673
Loans, net of unearned income - intercompany            -     5,422       1,290            (1,290)          (5,422)            -
Allowance for credit losses                             -    (1,001)     (1,286)           (8,802)           1,001       (10,088)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Total loans, net                                    1,197    61,128      65,501           314,887          (61,128)      381,585
Advances to subsidiaries                           35,990         -           -           (35,990)               -             -
Investments in subsidiaries                        68,239         -           -                 -          (68,239)            -
Other assets - third party                            361     4,393      12,262           130,343           (4,393)      142,966
Other assets - intercompany                            12         -       7,888            (7,900)               -             -
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Total                                            $108,754  $ 68,658  $   92,045  $        514,384  $      (136,897) $    646,944
                                                 ========  ========  ==========  ================  ===============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                         $      -  $    829  $    1,060  $        377,907  $          (829) $    378,967
Purchased funds and other borrowings - third
 party                                             12,951        83       2,027            41,934              (83)       56,912
Purchased funds and other borrowings -
 intercompany                                           -    22,920      19,207           (19,207)         (22,920)            -
Long-term debt - third party                       29,710     4,262      32,014            19,329           (4,262)       81,053
Long-term debt - intercompany                           -    31,930      26,023           (26,023)         (31,930)            -
Advances from subsidiaries                          1,622         -           -            (1,622)               -             -
Other liabilities - third party                       102     2,520       5,047            61,410           (2,520)       66,559
Other liabilities - intercompany                      916       610         380            (1,296)            (610)            -
Stockholder's equity                               63,453     5,504       6,287            61,952          (73,743)       63,453
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Total                                            $108,754  $ 68,658  $   92,045  $        514,384  $      (136,897) $    646,944
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30, 2002
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $  5,104  $  1,434  $    3,627  $         (1,583) $        (1,434) $      7,148
                                                 --------  --------  ----------  ----------------  ---------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                                          (33)   (1,038)     (1,038)         (223,530)           1,038      (224,601)
   Proceeds from sales                                 71       935         900           193,939             (935)      194,910
   Maturities                                           -       195         239            23,264             (195)       23,503
Changes in investments and advances -
 intercompany                                      (1,336)   (1,266)     (5,757)            7,093            1,266             -
Net increase in loans                                   -    (1,482)     (3,797)          (16,023)           1,482       (19,820)
Proceeds from sales of loans                            -         -           -             7,117                -         7,117
Business acquisitions                                   -         -           -            (2,682)               -        (2,682)
Other investing activities                           (355)        -         449             1,683                -         1,777
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET CASH USED IN INVESTING ACTIVITIES              (1,653)   (2,656)     (9,004)           (9,139)           2,656       (19,796)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                -        82         157            20,107              (82)       20,264
Net change in purchased funds
  and other borrowings - third party               (3,054)      (47)       (240)            6,978               47         3,684
Net change in purchased funds, other
 borrowings and advances - intercompany               192    (4,197)     11,109           (11,301)           4,197             -
Proceeds from issuance of long-term debt -
 third party                                       44,462         -           -            (5,025)               -        39,437
Repayment of long-term debt - third party         (43,033)     (420)     (6,717)              169              420       (49,581)
Proceeds from issuance of long-term debt -
 intercompany, net                                      -     5,671           -                 -           (5,671)            -
Dividends paid                                     (2,013)        -           -                 -                -        (2,013)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                              (3,446)    1,089       4,309            10,928           (1,089)       11,791
                                                 --------  --------  ----------  ----------------  ---------------  ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS                            -         -           -                87                -            87
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Net increase (decrease) in cash
  and due from banks                                    5      (133)     (1,068)              293              133          (770)
Cash and due from banks at
  beginning of period                                  18       639       1,736            11,814             (639)       13,568
                                                 --------  --------  ----------  ----------------  ---------------  ------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                                  $     23  $    506  $      668  $         12,107  $          (506) $     12,798
                                                 --------  --------  ----------  ----------------  ---------------  ------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                         $    713  $  1,094  $    1,821  $          4,763  $        (1,094) $      7,297
Income taxes                                        1,312       745         487             1,258             (745)        3,057
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -       399         399                93             (399)          492
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30, 2001
                                                 -------------------------------------------------------------------------------
                                                 CITICORP                         OTHER CITICORP
                                                  PARENT                         SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY     CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS (2)  CONSOLIDATED
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           $  2,599  $  6,817  $     (535) $            721  $        (6,817) $      2,785
                                                 --------  --------  ----------  ----------------  ---------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                                       (3,957)     (849)       (849)          (40,760)             849       (45,566)
   Proceeds from sales                              4,378       591       1,358            26,580             (591)       32,316
   Maturities                                           -         -         453            11,093                -        11,546
Changes in investments and advances -
 intercompany                                     (23,111)        -       3,561            19,550                -             -
Net increase in loans                                   -    (6,379)     (6,400)          (11,012)           6,379       (17,412)
Proceeds from sales of loans                            -         -           -            12,550                -        12,550
Other investing activities                           (191)       41          74            (6,137)             (41)       (6,254)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET CASH USED IN
  INVESTING ACTIVITIES                            (22,881)   (6,596)     (1,803)           11,864            6,596       (12,820)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                -       293         197            12,655             (293)       12,852
Net change in purchased funds
  and other borrowings - third party               10,675      (493)    (17,962)              471              493        (6,816)
Net change in purchased funds, other
 borrowings and advances - intercompany             1,355     3,718      25,453           (26,808)          (3,718)            -
Proceeds from issuance of long-term debt -
 third party                                       13,500         -           -             2,267                -        15,767
Repayment of long-term debt - third party          (1,626)     (202)     (5,352)           (1,431)             202        (8,409)
Proceeds from issuance of long-term debt -
 intercompany, net                                      -    (2,621)          -                 -            2,621             -
Dividends paid                                     (3,639)        -          23               (23)               -        (3,639)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          20,265       695       2,359           (12,869)            (695)        9,755
                                                 --------  --------  ----------  ----------------  ---------------  ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS                            -         -           -              (320)               -          (320)
                                                 --------  --------  ----------  ----------------  ---------------  ------------
Net (decrease) increase in cash
  and due from banks                                  (17)      916          21              (604)            (916)         (600)
Cash and due from banks at
  beginning of period                                  28       232         232            11,398             (232)       11,658
                                                 --------  --------  ----------  ----------------  ---------------  ------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                                  $     11  $  1,148  $      253  $         10,794  $        (1,148) $     11,058
                                                 --------  --------  ----------  ----------------  ---------------  ------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                         $    608  $    766  $      766  $          8,860  $          (766) $     10,234
Income taxes                                          998       117         117               991             (117)        2,106
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -       330         330               (59)            (330)          271
                                                 ========  ========  ==========  ================  ===============  ============

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

FINANCIAL DATA SUPPLEMENT

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS -
 QUARTERLY(1)(2)(3)

                                                    AVERAGE VOLUME            INTEREST REVENUE/EXPENSE        % AVERAGE RATE
                                          ------------------------------  ----------------------------  ---------------------------
                                           2ND QTR.  1st Qtr.   2nd Qtr.  2ND QTR.  1st Qtr.  2nd Qtr.  2ND QTR. 1st Qtr.  2nd Qtr.
IN MILLIONS OF DOLLARS                       2002      2002       2001      2002      2002      2001      2002     2002      2001
                                          --------- ---------  ---------  --------  --------  --------  -------- --------  --------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
     In U.S. offices                      $ 166,965 $ 160,871  $ 147,189  $  4,300  $  4,284  $  4,251     10.33    10.80     11.58
     In offices outside the U.S. (5)         87,574    84,837     76,789     2,600     2,417     2,472     11.91    11.55     12.91
                                          --------- ---------  ---------  --------  --------  --------
              Total consumer loans          254,539   245,708    223,978     6,900     6,701     6,723     10.87    11.06     12.04
                                          --------- ---------  ---------  --------  --------  --------
Commercial loans
     In U.S. offices
         Commercial and industrial           31,611    33,958     38,598       502       540       771      6.37     6.45      8.01
         Lease financing                     14,913    16,740     13,452       308       327       300      8.28     7.92      8.95
         Mortgage and real estate               786       735        776         9         7         6      4.59     3.86      3.10
     In offices outside the U.S. (5)         88,942    86,607     87,653     1,761     1,557     1,913      7.94     7.29      8.75
                                          --------- ---------  ---------  --------  --------  --------
              Total commercial loans        136,252   138,040    140,479     2,580     2,431     2,990      7.60     7.14      8.54
                                          --------- ---------  ---------  --------  --------  --------
              Total loans                   390,791   383,748    364,457     9,480     9,132     9,713      9.73     9.65     10.69
                                          --------- ---------  ---------  --------  --------  --------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                               5,599     7,266      5,828        24        32        66      1.72     1.79      4.54
In offices outside the U.S. (5)               2,765     2,619      3,291        73        76        34     10.59    11.77      4.14
                                          --------- ---------  ---------  --------  --------  --------
    Total                                     8,364     9,885      9,119        97       108       100      4.65     4.43      4.40
                                          --------- ---------  ---------  --------  --------  --------
INVESTMENTS
In U.S. offices
     Taxable                                 36,731    31,842     20,175       388       301       209      4.24     3.83      4.16
     Exempt from U.S. income tax              6,158     5,928      5,995       115       113        91      7.49     7.73      6.09
In offices outside the U.S. (5)              52,403    54,223     30,835       876       587       606      6.71     4.39      7.88
                                          --------- ---------  ---------  --------  --------  --------
    Total                                    95,292    91,993     57,005     1,379     1,001       906      5.80     4.41      6.37
                                          --------- ---------  ---------  --------  --------  --------
TRADING ACCOUNT ASSETS (6)
In U.S. offices                               6,879     5,815      3,505        65        63        55      3.79     4.39      6.29
In offices outside the U.S. (5)              15,031    12,475     10,605       326       471       161      8.70    15.31      6.09
                                          --------- ---------  ---------  --------  --------  --------
    Total                                    21,910    18,290     14,110       391       534       216      7.16    11.84      6.14
                                          --------- ---------  ---------  --------  --------  --------
LOANS HELD FOR SALE, IN U.S. OFFICES         11,620    12,487     16,013       285       292       439      9.84     9.48     11.00
DEPOSITS AT INTEREST WITH BANKS (5)          18,030    18,577     16,920       247       275       290      5.49     6.00      6.87
                                          --------- ---------  ---------  --------  --------  --------
Total interest-earning assets               546,007   534,980    477,624  $ 11,879  $ 11,342  $ 11,664      8.73     8.60      9.80
                                                                          ========  ========  ========  ======== ========  ========
Non-interest-earning assets (6)              96,092   107,693     75,429
                                          --------- ---------  ---------
TOTAL ASSETS                              $ 642,099 $ 642,673  $ 553,053
                                          ========= =========  =========
DEPOSITS
In U.S. offices
     Savings deposits (7)                 $  91,222 $  91,494  $  65,008  $    279 $     274  $    505      1.23     1.21      3.12
     Other time deposits                     26,928    26,112     20,191       154       127       223      2.29     1.97      4.43
In offices outside the U.S. (5)             229,611   219,665    195,457     2,021     1,450     2,351      3.53     2.68      4.82
                                          --------- ---------  ---------  --------  --------  --------
    Total                                   347,761   337,271    280,656     2,454     1,851     3,079      2.83     2.23      4.40
                                          --------- ---------  ---------  --------  --------  --------
TRADING ACCOUNT LIABILITIES (6)
In U.S. offices                               2,948     3,271      1,828        11        11         7      1.50     1.36      1.54
In offices outside the U.S. (5)                 568       627        856         4         2         3      2.82     1.29      1.41
                                          --------- ---------  ---------  --------  --------  --------
    Total                                     3,516     3,898      2,684        15        13        10      1.71     1.35      1.49
                                          --------- ---------  ---------  --------  --------  --------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                              38,467    37,959     39,454       256       259       355      2.67     2.77      3.61
In offices outside the U.S. (5)              20,524    21,396     13,545       385       438       336      7.52     8.30      9.95
                                          --------- ---------  ---------  --------  --------  --------
    Total                                    58,991    59,355     52,999       641       697       691      4.36     4.76      5.23
                                          --------- ---------  ---------  --------  --------  --------
LONG-TERM DEBT
In U.S. offices                              61,876    68,764     77,284       848       872     1,204      5.50     5.14      6.25
In offices outside the U.S. (5)              11,567    10,674      8,886       146       111       135      5.06     4.22      6.09
                                          --------- ---------  ---------  --------  --------  --------
    Total                                    73,443    79,438     86,170       994       983     1,339      5.43     5.02      6.23
                                          --------- ---------  ---------  --------  --------  --------
Total interest-bearing liabilities          483,711   479,962    422,509  $  4,104  $  3,544  $  5,119      3.40     2.99      4.86
                                                                          --------  --------  --------  -------- --------  --------
Demand deposits in U.S. offices               7,578     8,072      6,799
Other non-interest-bearing liabilities (6)   84,642    89,662     75,280
Total stockholder's equity                   66,168    64,977     48,465
                                          --------- ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                                  $ 642,099 $ 642,673  $ 553,053
                                          ========= =========  =========

NET INTEREST REVENUE AS A PERCENTAGE OF
AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (8)                       $ 281,426 $ 275,737  $ 252,168  $  4,429  $  4,415  $  3,712      6.31     6.49      5.90
In offices outside the U.S. (8)             264,581   259,243    225,456     3,346     3,383     2,833      5.07     5.29      5.04
                                          --------- ---------  ---------  --------  --------  --------
TOTAL                                     $ 546,007 $ 534,980  $ 477,624  $  7,775  $  7,798  $  6,545      5.71     5.91      5.50
                                          ========= =========  =========  ========  ========  ========  ======== ========  ========

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 to Unaudited Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4)  Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS -
SIX MONTHS (1) (2) (3)

                                              AVERAGE VOLUME       INTEREST REVENUE/EXPENSE       % AVERAGE RATE
                                          ----------------------   ------------------------  -----------------------
                                          SIX MONTHS  Six Months   SIX MONTHS  Six Months    SIX MONTHS   Six Months
IN MILLIONS OF DOLLARS                        2002       2001          2002       2001          2002        2001
                                          ----------  ----------   ----------  ------------  ----------   ----------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
     In U.S. offices                      $  163,918  $  146,911   $    8,584  $      8,570       10.56        11.76
     In offices outside the U.S. (5)          86,206      77,422        5,017         4,962       11.74        12.92
                                          ----------  ----------   ----------  ------------
              Total consumer loans           250,124     224,333       13,601        13,532       10.97        12.16
                                          ----------  ----------   ----------  ------------
Commercial loans
     In U.S. offices
         Commercial and industrial            32,784      38,417        1,042         1,543        6.41         8.10
         Lease financing                      15,827      13,559          635           618        8.09         9.19
         Mortgage and real estate                761         879           16            24        4.24         5.51
     In offices outside the U.S. (5)          87,774      86,268        3,318         3,963        7.62         9.26
                                          ----------  ----------   ----------  ------------
              Total commercial loans         137,146     139,123        5,011         6,148        7.37         8.91
                                          ----------  ----------   ----------  ------------
              Total loans                    387,270     363,456       18,612        19,680        9.69        10.92
                                          ----------  ----------   ----------  ------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                6,432       6,247           56           159        1.76         5.13
In offices outside the U.S. (5)                2,692       2,763          149            72       11.16         5.25
                                          ----------  ----------   ----------  ------------
    Total                                      9,124       9,010          205           231        4.53         5.17
                                          ----------  ----------   ----------  ------------
INVESTMENTS
In U.S. offices
     Taxable                                  34,286      20,889          689           441        4.05         4.26
     Exempt from U.S. income tax               6,043       5,934          228           194        7.61         6.59
In offices outside the U.S. (5)               53,313      31,052        1,463         1,257        5.53         8.16
                                          ----------  ----------   ----------  ------------
    Total                                     93,642      57,875        2,380         1,892        5.13         6.59
                                          ----------  ----------   ----------  ------------
TRADING ACCOUNT ASSETS (6)
In U.S. offices                                6,347       4,062          128           116        4.07         5.76
In offices outside the U.S. (5)               13,753      11,012          797           336       11.69         6.15
                                          ----------  ----------   ----------  ------------
    Total                                     20,100      15,074          925           452        9.28         6.05
                                          ----------  ----------   ----------  ------------
LOANS HELD FOR SALE, IN U.S. OFFICES          12,054      14,699          577           831        9.65        11.40
DEPOSITS AT INTEREST WITH BANKS (5)           18,304      17,244          522           643        5.75         7.52
                                          ----------  ----------   ----------  ------------
Total interest-earning assets                540,494     477,358   $   23,221  $     23,729        8.66        10.02
                                                                   ==========  ============  ==========   ==========
Non-interest-earning assets (6)              101,892      75,379
                                          ----------  ----------
TOTAL ASSETS                              $  642,386  $  552,737
                                          ==========  ==========

DEPOSITS
In U.S. offices
     Savings deposits (7)                 $   91,358  $   56,744   $      553  $        914        1.22         3.25
     Other time deposits                      26,520      20,391          281           524        2.14         5.18
In offices outside the U.S. (5)              224,638     198,818        3,471         5,131        3.12         5.20
                                          ----------  ----------   ----------  ------------
    Total                                    342,516     275,953        4,305         6,569        2.53         4.80
                                          ----------  ----------   ----------  ------------
TRADING ACCOUNT LIABILITIES (6)
In U.S. offices                                3,109       2,380           22            17        1.43         1.44
In offices outside the U.S. (5)                  597       1,150            6             7        2.03         1.23
                                          ----------  ----------   ----------  ------------
    Total                                      3,706       3,530           28            24        1.52         1.37
                                          ----------  ----------   ----------  ------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                               38,213      42,080          515           901        2.72         4.32
In offices outside the U.S. (5)               20,960      13,794          823           751        7.92        10.98
                                          ----------  ----------   ----------  ------------
    Total                                     59,173      55,874        1,338         1,652        4.56         5.96
                                          ----------  ----------   ----------  ------------
LONG-TERM DEBT
In U.S. offices                               65,320      75,407        1,720         2,385        5.31         6.38
In offices outside the U.S. (5)               11,121       9,368          257           302        4.66         6.50
                                          ----------  ----------   ----------  ------------
    Total                                     76,441      84,775        1,977         2,687        5.22         6.39
                                          ----------  ----------   ----------  ------------
Total interest-bearing liabilities           481,836     420,132   $    7,648  $     10,932        3.20         5.25
                                                                   ----------  ------------  ----------   ----------
Demand deposits in U.S. offices                7,825       7,919
Other non-interest-bearing liabilities (6)    87,152      76,102
Total stockholder's equity                    65,573      48,584
                                          ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                                  $  642,386  $  552,737
                                          ==========  ==========

NET INTEREST REVENUE AS A PERCENTAGE OF
AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (8)                       $  278,582  $  251,964   $    8,844  $      7,134        6.40         5.71
In offices outside the U.S. (8)              261,912     225,394        6,729         5,663        5.18         5.07
                                          ----------  ----------   ----------  ------------
TOTAL                                     $  540,494  $  477,358   $   15,573  $     12,797        5.81         5.41
                                          ==========  ==========   ==========  ============  ==========   ==========

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 to Unaudited Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4)  Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                         June 30,          Mar. 31,          Dec. 31,         Sept. 30,         June 30,
In millions of dollars                     2002            2002 (1)          2001 (1)         2001 (1)          2001 (1)
                                     ----------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
Collateral dependent (at lower
  of cost or collateral value) (2)       $   485           $   493           $   699          $   699           $   527
Other                                      4,036             3,451             2,815            2,378             2,055
                                     ----------------------------------------------------------------------------------
TOTAL                                    $ 4,521           $ 3,944           $ 3,514          $ 3,077           $ 2,582
                                     ==================================================================================
CORPORATE CASH-BASIS LOANS
In U.S. offices                          $ 1,413           $ 1,417           $ 1,296          $ 1,063           $ 1,084
In offices outside the U.S.                3,108             2,527             2,218            2,014             1,498
                                     ----------------------------------------------------------------------------------
TOTAL                                    $ 4,521           $ 3,944           $ 3,514          $ 3,077           $ 2,582
                                     ==================================================================================
CORPORATE RENEGOTIATED LOANS
In U.S. offices                          $   248           $   219           $   206          $   226           $   271
In offices outside the U.S.                   69               116               130              143               164
                                     ----------------------------------------------------------------------------------
TOTAL                                    $   317           $   335           $   336          $   369           $   435
                                     ==================================================================================
CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                          $ 2,396           $ 2,428           $ 2,501          $ 2,630           $ 2,480
In offices outside the U.S.                2,596             2,619             2,241            2,118             1,654
                                     ----------------------------------------------------------------------------------
TOTAL                                    $ 4,992           $ 5,047           $ 4,742          $ 4,748           $ 4,134
                                     ==================================================================================
ACCRUING LOANS 90 OR MORE DAYS
  DELINQUENT  (3)
In U.S. offices                          $ 2,084           $ 2,101           $ 1,822          $ 1,761           $ 1,694
In offices outside the U.S.                  718               716               776              832               433
                                     ----------------------------------------------------------------------------------
TOTAL                                    $ 2,802           $ 2,817           $ 2,598          $ 2,593           $ 2,127
                                     ==================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1.257 billion, $1.106 billion, and $973 million are government-guaranteed student loans and mortgages at June 30, 2002, March 31, 2002, and June 30, 2001, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                         June 30,          Mar. 31,          Dec. 31,         Sept. 30,         June 30,
In millions of dollars                     2002              2002              2001             2001              2001
                                     ----------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer (1)                             $   458           $   384           $   393          $   407           $   289
Corporate (1)                                123               125               127              174               194
                                     ----------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED            $   581           $   509           $   520          $   581           $   483
                                     ==================================================================================
OTHER REPOSSESSED ASSETS (2)             $   320           $   381           $   439          $   479           $   409
                                     ==================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                               2nd Qtr.          1st Qtr.          4th Qtr.         3rd Qtr.          2nd Qtr.
In millions of dollars                           2002              2002              2001             2001              2001
                                           ----------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                       $10,520           $10,088           $ 9,918           $8,917            $8,957
                                           ----------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES

Consumer                                         1,599             1,878             1,573            1,362             1,196
Corporate                                          458               681               688              218               289
                                           ----------------------------------------------------------------------------------
                                                 2,057             2,559             2,261            1,580             1,485
                                           ----------------------------------------------------------------------------------
GROSS CREDIT LOSSES

CONSUMER
In U.S. offices                                  1,281             1,281             1,284            1,041               945
In offices outside the U.S.                        660               617               600              549               462
CORPORATE
In U.S. offices                                    429               316               572              303               285
In offices outside the U.S.                        197               241               371               97                84
                                           ----------------------------------------------------------------------------------
                                                 2,567             2,455             2,827            1,990             1,776
                                           ----------------------------------------------------------------------------------
CREDIT RECOVERIES

CONSUMER
In U.S. offices                                    155               148               144              109                81
In offices outside the U.S.                        104               107               116              102               102
CORPORATE (1)
In U.S. offices                                    114                30                94               78                56
In offices outside the U.S.                         27                42                58               41                26
                                           ----------------------------------------------------------------------------------
                                                   400               327               412              330               265
                                           ----------------------------------------------------------------------------------
NET CREDIT LOSSES

In U.S. offices                                  1,441             1,419             1,618            1,157             1,093
In offices outside the U.S.                        726               709               797              503               418
                                           ----------------------------------------------------------------------------------
                                                 2,167             2,128             2,415            1,660             1,511
                                           ----------------------------------------------------------------------------------
Other-net (2)                                       27                 1               324            1,081               (14)
                                           ----------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD                             $10,437           $10,520           $10,088           $9,918            $8,917
                                           ==================================================================================
Net consumer credit losses                     $ 1,682           $ 1,643           $ 1,624           $1,379            $1,224
As a percentage of average consumer loans         2.65%             2.71%             2.62%            2.28%             2.19%
                                           ----------------------------------------------------------------------------------
Net corporate credit losses                       $485              $485              $791             $281           $   287
As a percentage of average corporate loans        1.43%             1.37%             2.11%            0.74%             0.82%
                                           ==================================================================================

(1) Includes amounts recognized under credit default swaps purchased from third parties.
(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.
--------------------------------------------------------------------------------

                           Part II - Other Information

Item 1.  Legal Proceedings.

In April 2002, Citigroup and various of its affiliates, including affiliates of Citicorp, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL. V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced and Corrupt Organizations Act (RICO), as well as negligence and civil conspiracy. On May 8, 2002, Citigroup filed motions to dismiss the complaints, which are pending.

In July 2002, Citigroup and various of its affiliates, including affiliates of Citicorp, and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (HUDSON SOFT CO., LTD. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL.). The complaint alleges violations of RICO and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, including affiliates of Citicorp, along with other parties, including (i) an action brought in state court by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, fraud and misrepresentation; and (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended.

Additionally, Citigroup and certain of its affiliates, including affiliates of Citicorp, have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and Citicorp are cooperating fully with all such requests.

Additional lawsuits containing similar claims to those described above may be filed in the future.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

See Exhibit Index.

(b)      Reports on Form 8-K

On April 17, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended March 31, 2002.

No other reports on Form 8-K were filed during the second quarter of 2002; however, on July 19, 2002, the Company filed a Current Report on Form 8-K, dated July 17, 2002, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2002.

                                        CITICORP
                                        (Registrant)


                                        By: /s/ Todd S. Thomson
                                            --------------------
                                        Name:  Todd S. Thomson
                                        Title: Chief Financial Officer
                                               Principal Financial Officer


                                        By: /s/ William P. Hannon
                                            ---------------------
                                        Name:  William P. Hannon
                                        Title: Controller
                                               Principal Accounting Officer

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

12.01+         Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

99.01+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03+         Residual Value Obligation Certificate.

----------

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------

+ Filed herewith