Form 10-Q
period 2002-09-30
CITICORP
filed 2002-11-14
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                    CITICORP

                                TABLE OF CONTENTS

                         Part I - Financial Information

                                                                                      Page No.
                                                                                      --------
Item 1.    Financial Statements:

           Consolidated Statement of Income (Unaudited) -
            Three and Nine Months Ended September 30, 2002 and 2001                         32

           Consolidated Balance Sheet -
             September 30, 2002 (Unaudited) and December 31, 2001                           33

           Consolidated Statement of Changes in Stockholder's Equity
             (Unaudited) - Nine Months Ended September 30, 2002 and 2001                    34

           Consolidated Statement of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 2002 and 2001                                  35

           Consolidated Balance Sheet of Citibank, N.A. and Subsidiaries -
             September 30, 2002 (Unaudited) and December 31, 2001                           36

           Notes to Consolidated Financial Statements (Unaudited)                           37

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          1 - 31

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  23 - 25
                                                                                            42

Item 4.    Controls and Procedures                                                          31

                           Part II - Other Information

Item 1.    Legal Proceedings                                                                61

Item 6.    Exhibits and Reports on Form 8-K                                                 61

Signatures                                                                                  62

Certifications                                                                              63

Exhibit Index                                                                               65

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EVENTS IN 2002

ACQUISITION OF GOLDEN STATE BANCORP

On November 6, 2002, Citigroup Inc. (Citigroup) completed its acquisition of Golden State Bancorp (Golden State) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares for all of the outstanding shares of Golden State. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced.

Golden State was the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of September 30, 2002, it had $25 billion in deposits, $51 billion in assets and 354 branches in California and Nevada.

SALE OF 399 PARK AVENUE

During the 2002 third quarter, Citigroup sold its 399 Park Avenue, New York
City Headquarters building. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in the 2002 third quarter and the remainder to be recognized over the term of Citigroup's lease agreements. Citigroup is currently the lessee of approximately 40% of the building with terms averaging 15 years.

CHANGES IN CREDIT CARD RECEIVABLES AND SECURITIZATIONS

During the 2002 third quarter, Citicorp increased the loan loss reserve by $206 million related to past due interest and late fees on its on-balance sheet credit card receivables in accordance with recent guidance from the Federal Financial Institutions Examination Council (FFIEC).

CARDS revenues in the 2002 third quarter also included net gains of $239 million as a result of changes in estimates in the timing of revenue recognition on securitizations. See Note 10 to Unaudited Consolidated Financial Statements.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

Throughout 2002 Argentina continues to experience significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and redenominated substantially all its remaining loans and deposits and certain other assets and liabilities previously denominated in U.S. dollars into pesos. As a result of the impact of these government actions on operations, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180 day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of its obligations making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citicorp's consumer and commercial borrowers in Argentina.

FIRST QUARTER 2002

During the 2002 first quarter, Citicorp recorded a total of $858 million in net pretax charges, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from compensation instruments of the Argentine government subsequently issued in the 2002 third quarter. In addition, the impact of the devaluation of the peso during the first quarter produced foreign currency translation losses that reduced Citicorp's equity by $512 million, net of tax.

SECOND QUARTER 2002

During the 2002 second quarter, Citicorp recorded a total of $84 million in net pretax charges, as follows: a $76 million loss relating to Amparos (representing judicial orders requiring previously dollar denominated deposits to be repaid at market exchange rates); a net loss of $5 million relating to CER adjustments (representing inflation-indexed interest accruals to be paid to depositors and received on certain loans); Proprietary Investment Activities' impairment charges of $53 million; and reductions in Citicorp's consumer loan loss reserve of $50 million resulting from the declining size of the consumer loan portfolio due to the devaluation of the Argentine peso. In addition, the impact of the devaluation of the peso in the second quarter resulted in foreign currency translation losses that reduced Citicorp's equity by $77 million, net of tax.

THIRD QUARTER 2002

During the 2002 third quarter, as a result of the impact of the continuing economic recession and certain government actions on certain of Citicorp's corporate loans and sovereign investments, Citicorp recorded a total of $531 million in net pretax charges as follows: a $281 million provision for credit losses and $98 million of writedowns of Patriotic Bonds; Proprietary Investment Activities' impairment charges of $111 million; and a $41 million loss relating to Amparos. These charges were necessary to reflect government action and a further deterioration in the Argentine economy.

As the economic situation, financial regulations and implementation issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our commercial borrowers. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

EVENTS IN 2001

ACQUISITION OF BANAMEX

In August 2001, Citicorp completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward.

ACCOUNTING CHANGES IN 2001

ADOPTION OF EITF 99-20
During the 2001 second quarter, the Company adopted Emerging Issues Task Force
(EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $111 million after-tax, recorded as a charge to earnings, and an increase of $88 million included in stockholders' equity from non-owner sources.

DERIVATIVES AND HEDGE ACCOUNTING
On January 1, 2001, Citicorp adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citicorp's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS No. 133. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholders' equity from nonowner sources.

BUSINESS FOCUS

The following table shows the net income (loss) for Citicorp's businesses on a Product View:

CITICORP NET INCOME -- PRODUCT VIEW                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ----------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                          2002            2001(1)            2002             2001(1)
--------------------------------------------------------------------------------------------------------------------------------
GLOBAL CONSUMER
   CARDS                                                      $   852           $   679          $ 2,186           $ 1,801
   CONSUMER FINANCE                                               555               547            1,653             1,412
   RETAIL BANKING                                                 748               557            1,946             1,411
   Other                                                          (49)              (19)            (113)              (67)
                                                          ----------------------------------------------------------------------
   TOTAL GLOBAL CONSUMER                                        2,106             1,764            5,672             4,557
                                                          ----------------------------------------------------------------------

GLOBAL CORPORATE AND INVESTMENT BANK
   CAPITAL MARKETS AND BANKING                                    665               678            1,982             1,923
   TRANSACTION SERVICES                                           121               100              406               294
                                                          ----------------------------------------------------------------------
   TOTAL GLOBAL CORPORATE AND INVESTMENT BANK                     786               778            2,388             2,217
                                                          ----------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT
   LIFE INSURANCE AND ANNUITIES                                    19                14               86                35
   PRIVATE BANK                                                   115                91              338               274
   ASSET MANAGEMENT                                                33                 1               89                (2)
                                                          ----------------------------------------------------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT                             167               106              513               307
                                                          ----------------------------------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES                                (135)             (240)            (171)              (93)

CORPORATE/OTHER                                                    49               (34)              75              (117)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES(2)                          -                 -                -              (144)
                                                          ----------------------------------------------------------------------

TOTAL NET INCOME                                              $ 2,973           $ 2,374          $ 8,477           $ 6,727
================================================================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) Includes the following cumulative effect of accounting changes: 2001 first quarter adoption of SFAS No. 133 and the 2001 second quarter adoption of EITF 99-20. See Note 2 to Unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                           ------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                         2002              2001             2002              2001
-----------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE(1)                       $  12,970          $ 11,850         $ 38,174          $ 34,112
Operating expenses                                             5,672             6,290           17,553            17,951
Benefits, claims, and credit losses(1)                         2,811             1,882            7,721             5,338
                                                           ------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                  4,487             3,678           12,900            10,823
Income taxes                                                   1,482             1,279            4,345             3,905
Minority interest, net of income taxes                            32                25               78                47
                                                           ------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES          2,973             2,374            8,477             6,871
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            -                 -                -              (144)
                                                           ------------------------------------------------------------------
NET INCOME                                                 $   2,973          $  2,374         $  8,477          $  6,727
=============================================================================================================================
Return on Common Equity                                         17.5%             17.5%            17.1%             17.9%

Total Assets (IN BILLIONS)                                                                     $  655.3          $  647.3
Total Equity (IN BILLIONS)                                                                     $   66.6          $   62.9

Tier 1 Capital                                                                                     8.55%             8.37%
Total Capital Ratio                                                                               12.73%            12.55%
=============================================================================================================================

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles). If this table were prepared on a managed basis, which includes certain effects of securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues and benefits, claims, and credit losses would have been increased by $960 million and $907 million in the 2002 and 2001 third quarters, respectively, and increased $3.062 billion and $2.603 billion in the nine-month periods. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of the volumes in the credit card business.

INCOME

Citicorp reported net income of $2.973 billion in the 2002 third quarter, up 25% from $2.374 billion in the 2001 third quarter. Net income in the 2002 third quarter included an after-tax benefit of $22 million for restructuring-related items. Net income in the 2001 third quarter included an after-tax charge of $84 million for restructuring-related items (as described in Note 8 to Unaudited Consolidated Financial Statements). Return on common equity was 17.5% in the 2002 and 2001 third quarter.

Net income for the 2002 nine months of $8.477 billion was up 26% from $6.727 billion in the 2001 nine months.

Net income in the 2001 nine months included an after-tax charge of $228 million for restructuring-related items and an after-tax charge of $144 million, reflecting the cumulative effect of adopting SFAS No. 133 and EITF 99-20 (as described in Notes 2 and 8 to Unaudited Consolidated Financial Statements). Return on common equity was 17.1% and 17.9% in the nine months of 2002 and 2001, respectively.

Global Consumer net income increased $342 million or 19% and $1.115 billion or 24% in the 2002 third quarter and nine months compared to the 2001 periods. Global Corporate and Investment Bank (GCIB) increased $8 million or 1% and $171 million or 8% in the 2002 third quarter and nine months compared to the 2001 periods. Global Investment Management grew $61 million or 58% and $206 million or 67% from the respective 2001 periods, while Proprietary Investment Activities increased $105 million from the 2001 third quarter and decreased $78 million in the nine-month comparison. See individual segment and product discussions on pages 7 - 23 for additional discussion and analysis of the Company's results and operations.

REVENUES, NET OF INTEREST EXPENSE

Total revenues, net of interest expense, of $13.0 billion and $38.2 billion in the 2002 third quarter and nine months were up $1.1 billion or 9% and $4.1 billion or 12%, respectively, from the 2001 periods. Global Consumer revenues were up $969 million or 12% in the 2002 third quarter to $9.0 billion, and were up $3.5 billion or 16% in the 2002 nine months to $25.7 billion. Increases in RETAIL BANKING revenues of $263 million or 10% and $1.7 billion or 25% from the 2001 third quarter and nine months, respectively, were due to the impact of acquisitions, combined with growth in all regions except Latin America. Compared to the 2001 periods, CARDS was up $579 million or 18% in the 2002 third quarter and $1.3 billion or 15% in the 2002 nine months, while CONSUMER FINANCE experienced growth of $144 million or 6% in the 2002 third quarter and $538 million or 8% in the 2002 nine months. Both businesses experienced improved spreads, strong growth in receivables and the benefit of acquisitions, with CARDS benefiting from the changes in estimates in the timing of revenue recognition on securitizations.

Compared to the 2001 periods, GCIB revenues were up $34 million or 1% in the 2002 third quarter and were up $481 million or 5% in the 2002 nine months, driven by CAPITAL MARKETS AND BANKING, which was down $1 million in the 2002 third quarter but up $465 million or 7% in the 2002 nine-month period.

Global Investment Management revenues of $717 million in the 2002 third quarter and $2.3 billion in the 2002 nine months were up $41 million or 6% and $390 million or 21% from the comparable 2001 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions in the nine-month comparison. Revenues in Proprietary Investment Activities increased $219 million and decreased $8 million from the 2001 third quarter and nine months, respectively, primarily reflecting lower venture capital results, and higher impairment write-downs.

Citicorp securitizes credit card receivables as part of the management of its funding and liquidity needs. After securitization of the receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the special purpose entity trusts set up to facilitate securitization activities. See Note 10 to Unaudited Consolidated Financial Statements. On a managed basis, including securitized receivables, the Company would have increased both revenues and provisions for benefits, claims, and credit losses by $960 million and $3.1 billion in the 2002 third quarter and nine months and would have increased by $907 million and $2.6 billion in the comparable 2001 periods.

SELECTED REVENUE ITEMS

Net interest revenue rose $705 million or 10% from the 2001 third quarter to $7.8 billion and increased $3.5 billion or 17% from the 2001 nine months to $23.3 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total fees and commissions of $2.6 billion were down $463 million or 15% from the 2001 third quarter, primarily as a result of volumes.

Aggregate Trading and Foreign Exchange revenues of $1.1 billion and $3.3 billion for the 2002 third quarter and nine months were up $98 million or 10% from the 2001 third quarter and $352 million or 12% from the 2001 nine-month period, reflecting growth in Fixed Income. Investment Transactions were down $172 million from the 2001 third quarter and $356 million from the 2001 nine-months, resulting primarily from higher impairment write-downs. Other revenue as shown in the Consolidated Statement of Income of $1.7 billion in the 2002 third quarter and $3.6 billion for the 2002 nine months increased $1.0 billion from the year-ago quarter and was up $741 million from the 2001 nine months, primarily reflecting higher securitization gains and activity, and venture capital activity partially offset by increased credit losses on securitized credit card receivables.

OPERATING EXPENSES

Operating expenses of $5.7 billion and $18.0 billion in the 2002 third quarter and nine months, respectively, were down $618 million or 10% in the 2002 third quarter and down $398 million or 2% in the 2002 nine months, compared to year-ago levels. The change in expenses reflects an increase due to the impact of acquisitions which were more than offset by expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization. Due to the adoption of SFAS No. 141 and SFAS No. 142, operating expenses were reduced by $89 million in the 2002 third quarter and $267 million in the nine-month period.

Global Consumer expenses in the 2002 third quarter decreased $21 million or 1% and increased $377 million or 3% in the 2002 nine months. GCIB expenses were down 30% in the quarter and down 16% in the nine months while Global Investment Management expenses were down 5% and up 3% from the year-ago periods.

Operating expenses included net restructuring-related releases of $32 million ($22 million after-tax) in the 2002 third quarter and $26 million ($18 million after-tax) in the 2002 nine months related principally to a reduction in the reserve due to changes in estimates in the 2002 third quarter and to severance and other costs associated with the reduction of staff within the Latin American consumer and corporate businesses in the nine-month period. Restructuring-related items of $133 million ($84 million after-tax) in the 2001 third quarter and $363 million ($228 million after-tax) in the 2001 nine months related principally to severance and reduction of staff primarily in the Global Consumer and GCIB businesses.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Benefits, claims, and credit losses were $2.8 billion and $7.7 billion in the 2002 third quarter and nine months, up $929 million and $2.4 billion from the 2001 third quarter and nine months, respectively. Policyholder benefits and claims in the 2002 third quarter decreased 60% from the 2001 third quarter to $122 million, and were down $393 million in the 2002 nine months, primarily due to the reorganization of a Citicorp insurance unit into a Citigroup unit. The provision for credit losses increased 70% from the 2001 third quarter to $2.7 billion in the 2002 third quarter and increased 61% from the 2001 nine months to $7.3 billion in the 2002 nine months.

Global Consumer provisions for benefits, claims, and credit losses of $1.9 billion in the 2002 third quarter were up 35% from the 2001 third quarter, reflecting increases in CARDS and CONSUMER FINANCE. Total net credit losses were $1.761 billion and the related loss ratio was 2.65% in the 2002 third quarter, as compared to $1.682 billion and 2.65% in the preceding quarter and $1.379 billion and 2.28% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) increased to 2.70% at September 30, 2002 from 2.62% at June 30, 2002 and 2.57% a year ago.

The GCIB provision for credit losses of $798 million and $1.9 billion in the 2002 third quarter and nine months increased $581 million and $1.2 billion from year-ago levels, primarily due to an addition to the loan loss reserve for Argentina and higher than expected write-offs in CAPITAL MARKETS AND BANKING related to the telecommunications industry.

Commercial cash-basis loans at September 30, 2002 and 2001 were $4.753 billion and $3.077 billion, respectively, while the commercial Other Real Estate Owned
(OREO) portfolio totaled $81 million and $174 million, respectively. The increase in cash-basis loans from the 2001 third quarter was primarily related to the Banamex acquisition and increases attributable to borrowers in the telecommunications industry and in Argentina. Commercial cash-basis loans at September 30, 2002 increased $232 million from June 30, 2002 primarily due to exposures in the telecommunications industry, and increases in CitiCapital and Argentina. The decrease in OREO was primarily related to Latin America.

CAPITAL

Total capital (Tier 1 and Tier 2) was $63.8 billion or 12.73% of net risk-adjusted assets, and Tier 1 capital was $42.9 billion or 8.55% at September 30, 2002, compared to $63.4 billion or 12.53% and $42.5 billion or 8.40% of net risk-adjusted assets at June 30, 2002.

The Net Income line in the following business segments and operating unit discussions excludes the cumulative effect of accounting changes. The cumulative effect of accounting changes is disclosed within the Corporate/Other business segment. See Note 2 to Unaudited Consolidated Financial Statements.

GLOBAL CONSUMER

                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                       -------------------------------      %         -------------------------------     %
IN MILLIONS OF DOLLARS                      2002          2001(1)         Change          2002         2001(1)         Change
-------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE        $  9,025        $  8,056           12        $  25,730      $  22,205            16
Operating expenses                          3,823           3,844           (1)          11,432         11,055             3
Provisions for benefits, claims,
  and credit losses                         1,940           1,439           35            5,542          3,960            40
                                       -------------------------------               ----------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                     3,262           2,773           18            8,756          7,190            22
Income taxes                                1,148           1,003           14            3,057          2,615            17
Minority interest, after-tax                    8               6           33               27             18            50
                                       -------------------------------               ----------------------------
NET INCOME                               $  2,106        $  1,764           19        $   5,672      $   4,557            24
===============================================================================================================================

(1) Reclassified to conform to the current period's presentation.

GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported net income of $2.106 billion and $5.672 billion in the 2002 third quarter and nine months, up $342 million or 19% and $1.115 billion or 24% from the comparable 2001 periods, driven by double digit growth in CARDS and RETAIL BANKING. CARDS net income increased $173 million or 25% in the 2002 third quarter and $385 million or 21% in the 2002 nine months from the prior-year periods, reflecting strong growth in Citi Cards and the acquisition of Banamex. RETAIL BANKING net income increased $191 million or 34% in the 2002 third quarter and $535 million or 38% in the 2002 nine months from the prior-year periods, as the impact of the Banamex and European American Bank
(EAB) acquisitions, including prior-year restructuring charges, combined with strong growth in North America and the international markets were partially offset by losses in Argentina. CONSUMER FINANCE net income increased 1% in the 2002 third quarter and 17% in the 2002 nine months compared to the prior-year periods, as continued revenue growth and expense savings in North America were partially offset by higher net credit losses in the U.S. and Japan.

Global Consumer net income in the 2002 third quarter included a net restructuring reserve release of $15 million ($24 million pretax) resulting from changes in estimates in Mexico. Net income in the 2002 nine months also included a net restructuring reserve release of $21 million ($32 million pretax) in the 2002 second quarter due to changes in estimates in Citi Cards and Citibanking North America and $11 million ($18 million pretax) of restructuring-related charges in the 2002 first quarter, including $8 million related to severance and other costs associated with the reduction of staff in Argentina. Net income in the 2001 third quarter included restructuring-related charges of $73 million ($113 million pretax) mainly related to the acquisition of Banamex. Net income in the 2001 nine months also included restructuring-related charges of $58 million ($92 million pretax) in the 2001 second quarter, mainly associated with the downsizing of various functions across all products and geographies and $12 million ($19 million pretax) in the 2001 first quarter consisting of accelerated depreciation in North America.

CARDS

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                          -----------------------------     %     --------------------------     %
IN MILLIONS OF DOLLARS                         2002          2001(1)     Change       2002         2001(1)     Change
------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE           $  3,729        $  3,150       18      $ 10,125       $  8,798        15
Operating expenses                             1,426           1,410        1         4,148          4,108         1
Provision for credit losses                      981             670       46         2,616          1,841        42
                                          -----------------------------           --------------------------
INCOME BEFORE TAXES                            1,322           1,070       24         3,361          2,849        18
Income taxes                                     470             391       20         1,175          1,048        12
                                          -----------------------------           --------------------------
NET INCOME                                       852             679       25         2,186          1,801        21
                                          -----------------------------           --------------------------
Average assets (IN BILLIONS OF DOLLARS)           66              62        6            61             60         2
Return on assets                                5.12%           4.34%                  4.79%          4.01%
========================================================================================================================

(1) Reclassified to conform to the current period's presentation.

CARDS - which includes bankcards, private-label cards and charge cards in 47 countries around the world - reported net income of $852 million and $2.186 billion in the 2002 third quarter and nine months, respectively, up $173 million or 25% and $385 million or

21% from the 2001 periods, led by North America, which benefited from revenue growth and expense management as well as the acquisition of Banamex in August 2001.

As shown in the following table, average managed loans grew 5% in the 2002 third quarter and nine months, reflecting growth in North America of 5% in both periods, and growth in International Cards of 5% and 7%, respectively. Growth in North America was led by Citi Cards, which benefited from increased marketing and advertising expenditures. Growth in International Cards reflected broad-based increases in Asia and growth in Western Europe, led by the U.K., Greece and Spain, all of which benefited from strengthening currencies in the 2002 third quarter. The growth in International Cards was partially offset by a decline in Latin America which reflected the negative impact of foreign currency translation and lower loan volumes in Argentina. Sales increased 11% in the 2002 third quarter, reflecting the benefit of marketing and expansion efforts in Citi Cards, Western Europe and Asia combined with the impact of the events of September 11th on prior-year sales levels.

                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                       -------------------------------      %         ----------------------------     %
IN MILLIONS OF DOLLARS                      2002          2001(1)         Change          2002         2001(1)      Change
-----------------------------------------------------------------------------------------------------------------------------
SALES
   North America                         $   62.5        $   58.5            7         $  179.4       $  172.3          4
   International                             11.3             8.2           38             29.4           24.1         22
                                       -------------------------------               -----------------------------
TOTAL SALES                              $   73.8        $   66.7           11         $  208.8       $  196.4          6

AVERAGE MANAGED LOANS

   North America                         $  111.1        $  105.9            5         $  108.9       $  103.5          5
   International                             10.9            10.4            5             10.6            9.9          7
                                       -------------------------------               -----------------------------
TOTAL AVERAGE MANAGED LOANS              $  122.0        $  116.3            5         $  119.5       $  113.4          5
=============================================================================================================================

(1) Reclassified to conform to the current period's presentation.

Revenues, net of interest expense, of $3.729 billion and $10.125 billion in the 2002 third quarter and nine months, respectively, rose $579 million or 18% and $1.327 billion or 15% from the 2001 periods, primarily reflecting growth in North America, Western Europe and Asia, partially offset by a decline in Latin America. Revenue growth in North America was primarily due to spread improvements, resulting from lower cost of funds partially offset by lower yields, combined with the benefit of receivable growth, which included the acquisition of Banamex. Citi Cards revenues in the 2002 third quarter also included net gains of $239 million as a result of changes in estimates in the timing of revenue recognition on securitizations. This change is expected to benefit the next three quarters. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23. In addition, revenues in the 2002 nine-month period included $128 million from an increase in the amortization period for certain direct loan origination costs. Growth in Western Europe was led by the U.K. and Spain and included the benefit of foreign currency translation while growth in Asia was led by the Philippines and Korea. The decline in Latin America reflected continued weakness in Argentina due to reduced business activity and the negative impact of foreign currency translation.

Operating expenses in the 2002 third quarter increased $16 million or 1% from the 2001 third quarter, reflecting growth of 2% in North America and a decline of 1% in International Cards. Operating expenses in the third quarter periods included a net restructuring reserve release of $5 million ($3 million after-tax) in 2002 and restructuring-related charges of $35 million ($22 million after-tax) in 2001. Restructuring-related items in both periods were due to actions in Mexico. Excluding restructuring-related items, growth in North America was driven by increased advertising and marketing costs in Citi Cards. Operating expenses of $4.148 billion in the 2002 nine months increased $40 million or 1% from the prior-year period, as the acquisition of Banamex and increased advertising and marketing costs in Citi Cards, Western Europe and Asia were partially offset by the benefit of foreign currency translation in Latin America and Japan. Expenses in the nine-month periods included a net restructuring reserve release of $23 million ($14 million after-tax) in 2002 compared to restructuring-related charges of $39 million ($25 million after-tax) in the prior-year period.

The provision for credit losses in the 2002 third quarter and nine months was $981 million and $2.616 billion, respectively, compared to $670 million and $1.841 billion in the 2001 periods, primarily reflecting a $206 million addition to the loan loss reserve established in accordance with recent FFIEC guidance related to past due interest and late fees on the on-balance sheet credit card receivables in Citi Cards. The increase in the provision also reflects the impact of higher credit losses in Citi Cards and Asia, mainly Hong Kong, and in the nine-month comparison, an addition to the loan loss reserve resulting from deteriorating credit in Argentina. Net credit losses in the 2002 third quarter were $807 million and the related loss ratio was 6.29%, compared to $761 million and 6.51% in the 2002 second quarter and $666 million and 5.65% in the 2001 third quarter. The improvement in the net credit loss ratio from the 2002 second quarter reflected improvement in Citi Cards, partially offset by deterioration in Latin America and Asia. Loans delinquent 90 days or more were $1.097 billion or 2.07% of loans at September 30, 2002, compared to $944 million or 1.91% at June 30, 2002 and $1.072 billion or 2.28% at September 30, 2001. The increase compared to the prior quarter primarily reflected increases in Citi Cards, due in part to seasonality.

The securitization of credit card receivables is limited to the Citi Cards business within North America. At September 30, 2002, securitized credit card receivables were $64.6 billion, compared with $65.2 billion at September 30, 2001. Credit card receivables held-for-sale were $6.5 billion, unchanged from a year ago. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale gains are recognized upon sale, and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables. Including securitized receivables and receivables held-for-sale, net credit losses would have been $1.767 billion for the 2002 third quarter with a related loss ratio of 5.75%, compared to $1.842 billion and 6.23% for the 2002 second quarter and $1.548 billion and 5.28% for the 2001 third quarter. Adjusting for securitization activity, loans delinquent 90 days or more would have been $2.305 billion or 1.86% at September 30, 2002, compared to $2.248 billion or 1.85% at June 30, 2002 and $2.119 billion or 1.79% at September 30, 2001.

CONSUMER FINANCE

                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                        -------------------------------    %         ----------------------------    %
IN MILLIONS OF DOLLARS                       2002          2001(1)       Change          2002         2001(1)     Change
---------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE           $   2,439       $   2,295       6         $  7,143      $   6,605         8
Operating expenses                                744             815      (9)           2,240          2,588       (13)
Provisions for benefits, claims,
  and credit losses                               829             618      34            2,329          1,794        30
                                        -------------------------------             -----------------------------
INCOME BEFORE TAXES                               866             862       -            2,574          2,223        16
Income taxes                                      311             315      (1)             921            811        14
                                        -------------------------------             -----------------------------
NET INCOME                                  $     555       $     547       1         $  1,653      $   1,412        17
============================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)     $      91       $      85       7         $     89      $      83         7
Return on assets                                 2.42%           2.55%                    2.48%          2.27%
============================================================================================================================

(1) Reclassified to conform to the current period's presentation.

CONSUMER FINANCE - which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses - reported net income of $555 million and $1.653 billion in the 2002 third quarter and nine months, respectively, up $8 million or 1% and $241 million or 17% from the 2001 periods, principally reflecting revenue growth and lower expenses in North America, partially offset by higher net credit losses in the U.S. and Japan. Net income growth in the 2002 third quarter and nine months included after-tax benefits of $23 million and $87 million, respectively, due to the absence of goodwill and other indefinite-lived intangible asset amortization.

As shown in the following table, average loans grew 9% compared to the 2001 third quarter resulting from the cross-selling of products through Primerica Financial Services (Primerica), an increase in auto loans in the U.S., the acquisitions of Taihei and Marufuku in Japan and growth in real estate-secured loans in Western Europe. Average auto loans for the 2002 third quarter increased $1.6 billion or 33% from 2001, reflecting a shift in strategy to fund business volumes internally rather than externally through the securitization of receivables. In Japan, average loans of $13.1 billion in the 2002 third quarter grew $2.2 billion or 20% from the prior-year quarter, reflecting, in part, the acquisitions of Taihei and Marufuku which added $1.2 billion to average loans, primarily personal loans.







                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                        -----------------------------    %         -------------------------       %
IN BILLIONS OF DOLLARS                       2002        2001(1)      Change          2002         2001(1)       Change
--------------------------------------------------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans                 $  47.0      $  44.5            6          $  46.3     $  43.6           6
Personal                                     21.4         19.4           10             20.4        19.0           7
Auto                                          6.5          4.9           33              6.1         4.4          39
Sales finance and other                       4.2          3.5           20              3.6         3.5           3
                                       --------------------------                --------------------------
TOTAL AVERAGE LOANS                       $  79.1      $  72.3            9          $  76.4     $  70.5           8
==========================================================================================================================

(1) Reclassified to conform to the current period's presentation.

As shown in the following table, the average net interest margin of 11.09% in the 2002 third quarter increased 16 basis points from the 2001 third quarter, mainly due to lower cost of funds, partially offset by lower yields. In North America, the average net interest margin was 8.17% in the 2002 third quarter, decreasing 14 basis points from the prior-year quarter as the benefit of lower cost of funds was more than offset by lower yields, both reflecting a lower interest rate environment. The average net interest margin for International Consumer Finance was 21.92% in the 2002 third quarter, up 14 basis points from the prior year, reflecting a decline in cost of funds, partially offset by lower yields including the impact of growth in lower-yielding real estate-secured loans.


                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------
IN MILLIONS OF DOLLARS                                     2002                       2001                  Change
-----------------------------------------------------------------------------------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                                              8.17%                     8.31%                 (14 bps)
International                                             21.92%                    21.78%                  14 bps
Total                                                     11.09%                    10.93%                  16 bps
=======================================================================================================================

Revenues, net of interest expense, of $2.439 billion and $7.143 billion in the 2002 third quarter and nine months, respectively, increased $144 million or 6% and $538 million or 8% from the 2001 periods, as growth in the U.S., Japan and Western Europe was partially offset by a decline in Latin America. Revenue growth in the U.S. was primarily driven by growth in receivables and, in the nine-month comparison, improved net interest margins. The increases in Japan and Western Europe were driven by growth in receivables and lower cost of funds, partially offset by lower foreign currency gains in Japan. The decline in Latin America was due to continued weakness in Argentina.

Operating expenses of $744 million and $2.240 billion in the 2002 third quarter and nine months, respectively, decreased $71 million or 9% and $348 million or 13% from the prior-year periods, primarily reflecting lower volume-related expenses in the U.S. and the absence of goodwill and other indefinite-lived intangible asset amortization. The decline in expenses in the nine-month comparison also included the benefit of efficiencies resulting from the integration of Associates in the U.S. and prior-year restructuring-related charges of $41 million ($25 million after-tax).

The provisions for benefits, claims, and credit losses in the 2002 third quarter and nine months were $829 million and $2.329 billion, respectively, compared to $618 million and $1.794 billion in the 2001 periods, primarily reflecting increases in the provision for credit losses in the U.S. and Japan, including the impact of acquisitions. Net credit losses and the related loss ratio were $764 million and 3.83% in the 2002 third quarter, up from $709 million and 3.71% in the 2002 second quarter and $536 million and 2.94% in the 2001 third quarter. In North America, the net credit loss ratio of 2.79% in the 2002 third quarter was down from 3.10% in the 2002 second quarter and up from 2.48% in the 2001 third quarter. The decline in the net credit loss ratio from the prior quarter was mainly due to improvements in the real estate-secured and personal loan portfolios. The net credit loss ratio for International Consumer Finance was 7.68% in the 2002 third quarter, up from 6.12% in the 2002 second quarter and 4.86% in the 2001 third quarter due to increased bankruptcy losses and deteriorating credit quality in Japan. Net credit losses in the 2002 third quarter included $25 million for changes in loss recognition criteria in Japan that accelerated the timing of contractual write-offs in the personal loan portfolio.

Loans delinquent 90 days or more were $2.101 billion or 2.64% of loans at September 30, 2002, compared to $2.131 billion or 2.72% at June 30, 2002 and $2.134 billion or 2.89% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in the U.S. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 third quarter as a result of economic conditions and credit performance of the portfolios, including increased bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

RETAIL BANKING

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                        -------------------------------     %      -------------------------------    %
IN MILLIONS OF DOLLARS                        2002          2001(1)       Change       2002         2001(1)         Change
------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE           $  2,812      $  2,549           10      $  8,329       $  6,638            25
Operating expenses                             1,528         1,516            1         4,728          4,041            17
Provisions for benefits, claims,
  and credit losses                              130           162          (20)          597            374            60
                                          -----------------------------            -------------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                        1,154           871           32         3,004          2,223            35
Income taxes                                     398           308           29         1,031            794            30
Minority interest, after-tax                       8             6           33            27             18            50
                                          -----------------------------            -------------------------------
NET INCOME                                  $    748      $    557           34      $  1,946       $  1,411            38
==============================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)     $    159      $    144            9      $    163       $    124            32
Return on assets                                1.87%         1.53%                      1.60%          1.52%
==============================================================================================================================

(1) Reclassified to conform to the current period's presentation.

RETAIL BANKING -- which delivers banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems -- reported net income of $748 million and $1.946 billion in the 2002 third quarter and nine months, respectively, up $191 million or 34% and $535 million or 38% from the 2001 periods. The increases in RETAIL BANKING were driven by growth in North America of $170 million or 60% and $544 million or 79% in the 2002 third quarter and nine months, respectively. The growth in North America was primarily due to the acquisition of Banamex in August 2001, revenue growth in Citibanking North America and Consumer Assets as well as restructuring charges in the prior year. Net income in International Retail Banking increased

$21 million or 8% in the 2002 third quarter and declined $9 million or 1% in the 2002 nine months, reflecting double-digit growth across all regions with the exception of Latin America which continued to be impacted by economic weakness in Argentina.

As shown in the following table, RETAIL BANKING grew average loans and customer deposits compared to 2001. The growth in North America primarily reflected the acquisition of Banamex along with customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased mortgages and student loans. In the international markets, growth in average customer deposits in Japan and CEEMEA and growth in average loans in Western Europe, mainly in Germany, were essentially offset by declines in Argentina.

                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                    -------------------------------     %      ----------------------------    %
IN BILLIONS OF DOLLARS                    2002          2001          Change       2002           2001       Change
-----------------------------------------------------------------------------------------------------------------------
AVERAGE CUSTOMER DEPOSITS
   North America                       $  86.5        $   80.7          7         $   87.7      $  62.5         40
   International                          79.3            79.3          -             78.9         78.8          -
                                    -------------------------------             ---------------------------
TOTAL AVERAGE CUSTOMER DEPOSITS        $ 165.8        $  160.0          4         $  166.6      $ 141.3         18

AVERAGE LOANS

   North America(1)                    $  69.8        $   63.8          9         $   69.2      $  57.4         21
   International                          38.3            37.8          1             37.7         37.6          -
                                    -------------------------------             ---------------------------
TOTAL AVERAGE LOANS                    $ 108.1        $  101.6          6         $  106.9      $  95.0         13
=======================================================================================================================

(1) Includes loans held-for-sale.

Revenues, net of interest expense, of $2.812 billion and $8.329 billion in the 2002 third quarter and nine months, respectively, increased $263 million or 10% and $1.691 billion or 25% from the 2001 periods. The increase in revenues reflected growth in all regions except Latin America, which was impacted by Argentina. Revenue in North America increased 15% and 50% in the 2002 third quarter and nine months, respectively, driven by the acquisition of Banamex and the benefit of increased customer volumes in Citibanking North America and Consumer Assets (where mortgage originations in the 2002 nine months increased 47% from 2001 to $33.1 billion). International Retail Banking revenues increased 4% in the 2002 third quarter and were unchanged in the nine-month comparison as increases across the regions were partially offset by a decline in Latin America. The decline in Latin America was due to events in Argentina, which included losses on Amparos, reduced business activity due to the economic situation, the negative impact of foreign currency translation and losses resulting from government-mandated inflation indexed interest accruals. Increased loan volumes and improved spreads, mainly in Germany, combined with the impact of foreign currency translation across the region, drove growth in Western Europe. The increase in revenue in Japan was due to a $55 million gain on sale of a $2.0 billion mortgage portfolio at the end of the 2002 third quarter, while growth in Asia and CEEMEA primarily reflected increased business volumes.

Operating expenses in the 2002 third quarter and nine months increased $12 million or 1% and $687 million or 17% from the comparable 2001 periods. Operating expenses in the 2002 third quarter included a net restructuring reserve release of $19 million ($12 million after-tax) compared to restructuring-related charges of $75 million ($49 million after-tax) in the 2001 third quarter. Restructuring-related items in both periods were mainly due to actions in Mexico. Operating expenses in the 2002 nine months included a net restructuring reserve release of $15 million ($11 million after-tax) compared to restructuring-related charges of $125 million ($81 million after-tax) in the 2001 nine months. Excluding restructuring-related items, the growth in expenses was primarily due to the acquisition of Banamex and increases in Western Europe and CEEMEA, partially offset by a decline in Latin America. The growth in Western Europe and CEEMEA was mainly due to volume-related increases, higher advertising and marketing costs in Western Europe and the impact of foreign currency translation. The decline in Latin America was primarily due to the benefit of foreign currency translation and expense reduction initiatives across the region.

The provisions for benefits, claims, and credit losses were $130 million and $597 million in the 2002 third quarter and nine months, respectively, down from $162 million in the prior-year quarter and up from $374 million in the 2001 nine months. The decrease in the provisions for benefits, claims, and credit losses in the 2002 third quarter was mainly due to a lower provision for credit losses in Latin America and Citibanking North America. The increase in the nine-month comparison mainly reflected the impact of acquisitions and an addition to the loan loss reserve in the first quarter of 2002 resulting from deteriorating credit in Argentina. Net credit losses were $186 million and the related loss ratio was 0.68% in the 2002 third quarter, compared to $212 million and 0.80% in the 2002 second quarter and $184 million and 0.72% in the prior-year quarter. Net credit losses in the 2002 third quarter included $28 million for changes in loss recognition criteria in Germany that accelerated the timing of bankruptcy loss recognition. The decrease in the net credit loss ratio from the prior quarter was primarily due to higher recoveries in Mexico while the decline from the prior year reflected improvements in Citibanking North America.

Loans delinquent 90 days or more were $3.490 billion or 3.24% of loans at September 30, 2002, compared to $3.561 billion or 3.31% at June 30, 2002, and $3.316 billion or 3.19% a year ago. The decrease from the prior quarter mainly reflected improvement in Mexico. Compared to a year ago, an increase in delinquent loans in Western Europe and Consumer Assets was partially offset by a decline in Mexico. The increase in Western Europe was primarily in Germany and reflected the impact of statutory changes and foreign currency translation. The increase delinquent loans in Consumer
Assets was mainly due to a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies.

Average assets of $159 billion and $163 billion in the 2002 third quarter and nine months increased $15 billion and $39 billion from the comparable 2001 periods. The increase in average assets primarily reflected the acquisition of Banamex and growth in mortgages and student loans in Consumer Assets.

OTHER CONSUMER

                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                    -------------------------------     %      ----------------------------    %
IN MILLIONS OF DOLLARS                    2002          2001(1)       Change       2002         2001(1)      Change
-----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE       $   45         $    62          (27)      $   133        $   164      (19)
Operating expenses                         125             103           21           316            318       (1)
Provisions for benefits, claims,
  and credit losses                          -             (11)         100             -            (49)     100
                                                                               ----------------------------
                                    -------------------------------
INCOME BEFORE TAX BENEFITS                 (80)            (30)          NM          (183)          (105)     (74)
Income tax benefits                        (31)            (11)          NM           (70)           (38)     (84)
                                    -------------------------------            ----------------------------
NET LOSS                                $  (49)        $   (19)          NM       $  (113)       $   (67)     (69)
=======================================================================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

OTHER CONSUMER - which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses of $49 million and $113 million for the 2002 third quarter and nine months compared to losses of $19 million and $67 million in the 2001 third quarter and nine months. The increase in losses from 2001 was primarily due to a pension curtailment gain in the prior-year period related to the acquisition of Associates combined with an increase in legal reserves in 2002 in connection with settlements reached during the quarter. Revenues, expenses and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer businesses.

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

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                     TOTAL                                           AVERAGE
PRODUCT VIEW                         LOANS         90 DAYS OR MORE PAST DUE(1)        LOANS            NET CREDIT LOSSES(1)
                                   ------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             SEPT 30,    SEPT 30,     June 30,    Sept 30,    3RD QTR.   3RD QTR.    2nd Qtr.    3rd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002        2002       2002(2)      2001(2)      2002       2002      2002(2)     2001(2)
-----------------------------------------------------------------------------------------------------------------------------------
CARDS                              $  123.9    $  2,305    $  2,248     $  2,119    $  122.0   $ 1,767     $  1,842    $  1,548
     RATIO                                         1.86%       1.85%        1.79%                 5.75%        6.23%       5.28%
   North America Cards                112.9       2,108       2,025        1,960       111.1     1,616        1,719        1448
       RATIO                                       1.87%       1.83%        1.81%                 5.77%        6.38%       5.42%
   International Cards                 11.0         197         223          159        10.9       151          123         100
       RATIO                                       1.79%       2.04%        1.53%                 5.46%        4.67%       3.83%
CONSUMER FINANCE                       79.6       2,101       2,131        2,134        79.1       764          709         536
     RATIO                                         2.64%       2.72%        2.89%                 3.83%        3.71%       2.94%
   N. America Consumer Finance         63.1       1,776       1,828        1,908        62.3       438          470         364
       RATIO                                       2.82%       2.97%        3.24%                 2.79%        3.10%       2.48%
   International Consumer Finance      16.5         325         303          226        16.8       326          239         172
       RATIO                                       1.97%       1.82%        1.51%                 7.68%        6.12%       4.86%
RETAIL BANKING                        107.8       3,490       3,561        3,316       108.1       186          212         184
     RATIO                                         3.24%       3.31%        3.19%                 0.68%        0.80%       0.72%
   North America Retail Banking        72.0       2,243       2,333        2,160        69.8        65          120          74
       RATIO                                       3.11%       3.39%        3.26%                 0.37%        0.70%       0.46%
   International Retail Banking        35.8       1,247       1,228        1,156        38.3       121           92         110
       RATIO                                       3.48%       3.16%        3.07%                 1.26%        0.97%       1.16%
PRIVATE BANK                           28.8         201         193           78        28.6         5            -           2
     RATIO                                         0.70%       0.67%        0.31%                 0.08%        0.00%       0.03%
Other(3)                                1.2         251           -            -         1.3        (1)           -          17
                                 --------------------------------------------------------------------------------------------------
TOTAL MANAGED                      $  341.3    $  8,348    $  8,133     $  7,647    $  339.1   $ 2,721     $  2,763    $  2,287
     RATIO                                         2.45%       2.41%        2.36%                 3.18%        3.34%       2.85%
-----------------------------------------------------------------------------------------------------------------------------------
Securitized receivables               (64.6)     (1,104)     (1,203)      (1,203)      (64.7)     (874)        (989)       (812)
Loans held-for-sale                   (12.2)       (103)       (102)        (106)      (10.4)      (86)         (92)        (96)
-----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS(4)                  $  264.5    $  7,141    $  6,828     $  6,338    $  264.0   $ 1,761     $  1,682    $  1,379
     RATIO                                         2.70%       2.62%        2.57%                 2.65%        2.65%       2.28%
===================================================================================================================================

                                      TOTAL                                           AVERAGE
REGIONAL VIEW                         LOANS        90 DAYS OR MORE PAST DUE(1)         LOANS         NET CREDIT LOSSES(1)
                                   ------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS,             SEPT 30,    SEPT 30,     June 30,    Sept 30,    3RD QTR.   3RD QTR.    2nd Qtr.    3rd Qtr.
  EXCEPT LOAN AMOUNTS IN BILLIONS     2002        2002       2002(2)      2001(2)      2002       2002      2002(2)     2001(2)
-----------------------------------------------------------------------------------------------------------------------------------
   North America
     (excluding Mexico)            $  256.0    $  5,581    $  5,511     $  5,233    $  250.9   $ 2,076     $  2,220    $  1,869
       RATIO                                       2.18%       2.22%        2.20%                 3.28%        3.65%       3.13%
   Mexico                               9.4         659         762          824         9.6        46           90          36
       RATIO                                       7.04%       7.69%        7.64%                 1.90%        3.43%       1.81%
   Western Europe                      23.6       1,090       1,015          828        23.4       129           94          86
       RATIO                                       4.62%       4.41%        4.08%                 2.19%        1.72%       1.72%
   Japan                               17.2         260         264          191        19.8       309          226         149
       RATIO                                       1.51%       1.32%        1.07%                 6.21%        4.79%       3.47%
   Asia (excluding Japan)              26.7         340         387          355        27.0       108           91          68
       RATIO                                       1.27%       1.42%        1.34%                 1.58%        1.34%       1.01%
   Latin America(3)                     3.5         352         115          163         3.5        39           30          67
       RATIO                                      10.13%       2.99%        2.95%                 4.40%        3.03%       4.66%
   CEEMEA                               4.9          66          79           53         4.9        14           12          12
       RATIO                                       1.34%       1.59%        1.12%                 1.14%        1.03%       0.99%
                                 --------------------------------------------------------------------------------------------------
TOTAL MANAGED                      $  341.3       8,348    $  8,133     $  7,647    $  339.1   $ 2,721     $  2,763    $  2,287
     RATIO                                         2.45%       2.41%        2.36%                 3.18%        3.34%       2.85%
-----------------------------------------------------------------------------------------------------------------------------------
Securitized receivables               (64.6)     (1,104)     (1,203)      (1,203)      (64.7)     (874)        (989)       (812)
Loans held-for-sale                   (12.2)       (103)       (102)        (106)      (10.4)      (86)         (92)        (96)
-----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS(4)                  $  264.5    $  7,141    $  6,828     $  6,338    $  264.0   $ 1,761     $  1,682    $  1,379
     RATIO                                         2.70%       2.62%        2.57%                 2.65%        2.65%       2.28%
===================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) Reclassified to conform to current period's presentation.
(3) Includes $251 million of loans received from the Argentine government in exchange for government bonds in the 2001 fourth quarter. These loans are included within the LIFE INSURANCE AND ANNUITIES business.
(4) Total loans and total average loans exclude certain interest and fees on credit cards of $1.3 billion which are included in Consumer Loans on the Unaudited Consolidated Statement of Financial Position.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                             END OF PERIOD                                AVERAGE
                                                    --------------------------------        --------------------------------
                                                     SEPT. 30,  June 30,  Sept.30,          3RD QTR.    2nd Qtr.  3rd Qtr.
IN BILLIONS OF DOLLARS                                  2002(1)       2002      2001               2002(1)       2002     2001
----------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                                         $ 341.3    $ 337.7    $ 323.5           $ 339.1   $ 331.5    $ 318.5
Securitized receivables                                 (64.6)     (65.8)     (65.4)            (64.7)    (65.3)     (63.0)
Loans held-for-sale                                     (12.2)     (11.4)     (11.3)            (10.4)    (11.6)     (15.3)
                                                    --------------------------------         -------------------------------
CONSUMER LOANS                                     $ 264.5    $ 260.5    $ 246.8           $ 264.0   $ 254.6    $ 240.2
============================================================================================================================

(1) Total loans and total average loans exclude certain interest and fees on credit cards of $1.3 billion which are included in Consumer Loans in the Unaudited Consolidated Statement of Financial Position.

Total delinquencies 90 days or more past due in the managed portfolio were $8.348 billion or 2.45% of loans at September 30, 2002, compared to $8.133 billion or 2.41% at June 30, 2002 and $7.647 billion or 2.36% at September 30, 2001. Total managed net credit losses in the 2002 third quarter were $2.721 billion and the related loss ratio was 3.18%, compared to $2.763 billion and 3.34% in the 2002 second quarter and $2.287 billion and 2.85% in the 2001 third quarter. For a discussion of trends by business, see business discussions on pages 7 - 12 and pages 18 - 20.

Citicorp's allowance for credit losses of $10.720 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $5.849 billion at September 30, 2002, $5.756 billion at June 30, 2002 and $5.454 billion at September 30, 2001. The allowance for credit losses attributed to the consumer portfolio increased $93 million from the prior quarter and $395 million from a year ago. The increase from the prior quarter was mainly due to a $206 million addition established in accordance with recent FFIEC guidance related to past due interest and late fees on the on-balance sheet credit card receivables in Citi Cards as well as increases attributed to the CONSUMER FINANCE portfolio in Japan. Offsetting these additions were reductions due to accelerated write-offs resulting from changes in loss recognition policies in Germany, Japan and Hong Kong as well as a reduction in Consumer Assets that was attributable to improved credit in the mortgage portfolio. The increase in the allowance from a year ago also includes an addition related to Argentina in the first quarter of 2002. The allowance as a percentage of loans on the balance sheet was 2.20% at September 30, 2002 compared to 2.21% at both June 30, 2002 and September 30, 2001.

Net credit losses, delinquencies, and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies, including pending U.S. bankruptcy legislation. In Japan, net credit losses and the related loss ratio are expected to increase from the 2002 third quarter reflecting current economic conditions in that country, including rising unemployment rates and bankruptcy filings. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

GLOBAL CORPORATE AND INVESTMENT BANK

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                         -------------------------------     %      ---------------------------        %
IN MILLIONS OF DOLLARS                         2002          2001(1)       Change       2002         2001(1)         Change
------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE          $  3,247        $  3,213            1      $ 9,800      $ 9,319             5
Operating expenses                            1,258           1,789          (30)       4,277        5,068           (16)
Provision for credit losses                     798             217           NM        1,938          772            NM
                                         -------------------------------            ---------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                       1,191           1,207           (1)       3,585        3,479             3
Income taxes                                    401             423           (5)       1,185        1,244            (5)
Minority interest, after-tax                      4               6          (33)          12           18           (33)
                                         -------------------------------            ---------------------------
NET INCOME                                 $    786        $    778            1      $ 2,388      $ 2,217             8
===============================================================================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

THE GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES.

GCIB net income of $786 million and $2.388 billion in the 2002 third quarter and nine months, respectively, was up $8 million or 1% and $171 million or 8% from the 2001 periods. The 2002 third quarter reflects an increase in net income of $21 million or 21% in TRANSACTION SERVICES, partially offset by a decline of $13 million or 2% in CAPITAL MARKETS AND BANKING. The 2002 nine months reflect an increase in net income of $112 million or 38% in TRANSACTION SERVICES and an increase of $59 million or 3% in CAPITAL MARKETS AND BANKING.

The decrease in CAPITAL MARKETS AND BANKING net income in the 2002 third quarter primarily reflects a higher provision for credit losses and the write-down of Argentine sovereign securities, partially offset by lower compensation and benefits and increases in Fixed Income and Sales & Trading. The increase in the 2002 nine months primarily reflects lower compensation and benefits, increases in Sales & Trading and Fixed Income, the acquisition of Banamex and 2001 restructuring charges of $66 million (after-tax), partially offset by a higher provision for credit losses and a gain on the sale of a building in Asia in 2001. The increase in TRANSACTION SERVICES net income in the 2002 third quarter primarily reflects higher volumes and fees across most regions and the impact of expense control initiatives, partially offset by trade finance write-offs in Argentina. The increase in the 2002 nine months is primarily due to higher volumes, including the benefit of the Banamex acquisition, the impact of expense control initiatives and an investment gain in the 2002 second quarter, partially offset by trade finance write-offs in Argentina.

The businesses of the GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and government policies, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. It is expected that the businesses of the GCIB will continue to be impacted by weak global economic conditions, stress in the telecommunications and energy industries, uncertainty in Brazil, sovereign or regulatory actions, litigation expenses, settlements, the crisis in Argentina, and other related factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CAPITAL MARKETS AND BANKING

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                         -------------------------------     %      ---------------------------        %
IN MILLIONS OF DOLLARS                         2002          2001(1)       Change       2002         2001(1)         Change
------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE          $  2,356        $  2,357            -      $  7,135     $  6,670           7
Operating expenses                              633           1,092          (42)        2,382        2,907         (18)
Provision for credit losses                     710             215           NM         1,778          760          NM
                                         -------------------------------            -----------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                       1,013           1,050           (4)        2,975        3,003          (1)
Income taxes                                    343             368           (7)          983        1,067          (8)
Minority interest, after-tax                      5               4           25            10           13         (23)
                                         -------------------------------            -----------------------------
NET INCOME                                 $    665        $    678           (2)     $  1,982     $  1,923           3
==============================================================================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including foreign exchange, derivatives, loans, leasing, equipment finance, structured products and treasury. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Sales & Trading (which mainly operates in Asia, Latin America, CEEMEA and Mexico), CitiCapital and Lending.

CAPITAL MARKETS AND BANKING net income of $665 million and $1.982 billion in the 2002 third quarter and nine months, respectively, was down $13 million or 2% from the 2001 third quarter but up $59 million or 3% from the 2001 nine months. The decrease in the 2002 third quarter primarily reflects a higher provision for credit losses and the write-down of Argentine sovereign securities, partially offset by lower compensation and benefits and increases in Fixed Income and Sales & Trading. The increase in the 2002 nine months primarily reflects lower compensation and benefits, increases in Sales & Trading and Fixed Income, the acquisition of Banamex and 2001 restructuring charges of $66 million (after-tax), partially offset by a higher provision for credit losses and a gain on the sale of a building in Asia in 2001.

Revenues, net of interest expense, of $2.356 billion and $7.135 billion in the 2002 third quarter and nine months, respectively, decreased $1 million from the 2001 third quarter, but increased $465 million or 7% from the 2001 nine months. The decrease in the 2002 third quarter was primarily due to prior years gains on asset sales in CitiCapital and the write-down of Argentine sovereign securities, partially offset by increases in Fixed Income, Sales & Trading and gains on credit derivatives associated with the loan portfolio. The increase in the 2002 nine months primarily reflects growth in Fixed Income, Sales & Trading and the acquisition of Banamex, partially offset by decreases in Latin America mainly due to the 2002 first quarter redenomination losses and 2002 third quarter write-down of sovereign securities in Argentina. In 2002, Fixed Income and Sales & Trading benefited from low interest rates.

Operating expenses of $633 million in the 2002 third quarter were down $459 million 42% from the prior-year quarter primarily due to decreases in compensation and benefits. Operating expenses were down $525 million or 18% to $2.382 billion for the 2002 nine months primarily due to lower compensation and benefits, expense rationalization initiatives, a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $50 million (pretax) and 2001 restructuring charges of $107 million (pretax), partially offset by the acquisition of Banamex. Compensation and benefits, mainly incentive compensation, decreased primarily reflecting lower revenues and higher provision for credit losses and savings from restructuring actions initiated in 2001.

The provision for credit losses was $710 million in the 2002 third quarter and $1.778 billion in the 2002 nine months, up $495 million and $1.018 billion, respectively, fronm the comparable 2001 periods, primarily due to provisions for Argentina and exposures in the telecommunications industry.

Cash-basis loans were $4.151 billion at September 30, 2002, $3.831 billion at June 30, 2002, and $2.767 billion at Setpember 30, 2001. Cash-basis loans were up $1.384 billion from September 30, 2001 primarily due to borrowers in the telecommunications and energy industries combined with increases in CitiCapital, Argentina and Mexico. The increase in CitiCapital primarily reflects increases in the transportation portfolio. The increase in Mexico primarily reflects a review of the Banamex credit portfolio in the 2001 fourth quarter as well as exposuares in the construction industry. Cash-basis loans increased $320 million from June 30, 2002 primarily due to borrowers in the telecommunications industry, CitiCapital and Mexico. The increase in CitiCapital primarily reflects an increase in equipment finance. The increase in Mexico primarily reflects exposures in the construction industry.

TRANSACTION SERVICES

                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                      -------------------------------     %      ---------------------------     %
IN MILLIONS OF DOLLARS                     2002          2001(1)       Change       2002         2001(1)      Change
-----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE         $  891        $  856            4       $ 2,665       $ 2,649          1
Operating expenses                           625           697          (10)        1,895         2,161        (12)
Provision for credit losses                   88             2           NM           160            12         NM
                                      -----------------------------            --------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                      178           157           13           610           476         28
Income taxes                                  58            55            5           202           177         14
Minority interest, after-tax                  (1)            2           NM             2             5        (60)
                                      -----------------------------            --------------------------
NET INCOME                                $  121        $  100           21       $   406       $   294         38
=======================================================================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful.

TRANSACTION SERVICES - which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $121 million in the 2002 third quarter and $406 million for the 2002 nine months, up $21 million or 21% and $112 million or 38%, respectively, from the 2001 periods. The increase in the 2002 third quarter primarily reflects higher volumes and fees across most regions and the impact of expense control initiatives, partially offset by trade finance write-offs in Argentina of $55 million (after-tax). The increase in the 2002 nine months is primarily due to higher volumes, including the benefit of the Banamex acquisition, the impact of expense control initiatives, an investment gain in the 2002 second quarter, and prior-year restructuring-related charges of $13 million (after-tax), partially offset by trade finance write-offs in Argentina.

As shown in the following table, average liability balances and assets under custody experienced growth versus the prior year. Average liability balances grew 8% primarily due to increases in the U.S. and Asia. Assets under custody of $5.3 trillion increased 15% from a year ago primarily reflecting improvements in North America and Europe.

                                               THREE MONTHS ENDED            THREE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            ---------------------------------------------------------           %
                                                      2002                          2001                      Change
---------------------------------------------------------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)             $  85                         $  79                          8
Assets under custody (EOP IN TRILLIONS)                5.3                           4.6                         15
===========================================================================================================================

Revenues, net of interest expense, of $891 million in the 2002 third quarter increased $35 million or 4% from the 2001 period, primarily reflecting higher volumes and fees across most regions, partially offset by declining spreads. Total revenues, net of interest expense, of $2.665 billion in the nine months ending September 30, 2002 increased $16 million or 1% from the comparable 2001 period, primarily reflecting an investment gain in the 2002 second quarter and higher volumes including the benefit of the Banamex acquisition, partially offset by declining spreads.

Operating expenses of $625 million and $1.895 billion in the 2002 third quarter and nine months, respectively, decreased $72 million or 10% and $266 million or 12% from the 2001 periods, primarily reflecting expense control initiatives across all regions and operational efficiency improvements resulting from prior-year investments in Internet initiatives. The decrease for the 2002 nine months also reflects a prior-year restructuring-related charge of $17 million (pretax).

The provision for credit losses of $88 million and $160 million in the 2002 third quarter and nine months increased $86 million and $148 million from the respective 2001 periods, primarily reflecting 2002 trade finance write-offs in Argentina.

Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $509 million at September 30, 2002, $639 million at June 30, 2002, and $295 million at September 30, 2001. Cash-basis loans at September 30, 2002 were up $214 million from September 30, 2001 principally due to trade finance receivables in Argentina. Cash-basis loans decreased $130 million from June 30, 2002 primarily due to trade finance write-offs in Argentina.

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

                                                                     SEPT. 30,         June 30,         Sept. 30,
IN MILLIONS OF DOLLARS                                                  2002             2002            2001 (1)
----------------------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
   Capital Markets and Banking                                      $   4,151         $  3,831          $  2,767
   Transaction Services                                                   509              639               295
   Investment Activities                                                   93               51                 6
   Corporate Other                                                          -                -                 9
                                                                  ----------------------------------------------------
TOTAL CORPORATE CASH-BASIS LOANS                                    $   4,753         $  4,521          $  3,077
======================================================================================================================
NET CREDIT LOSSES
   Capital Markets and Banking                                      $     504         $    482          $   280
   Transaction Services                                                    88                3                 1
   Investment Activities                                                    9                -                 -
                                                                  ----------------------------------------------------
TOTAL NET CREDIT LOSSES                                             $     601         $    485          $    281
======================================================================================================================
CORPORATE ALLOWANCE FOR CREDIT LOSSES                               $   4,871         $  4,681          $  4,464
As a percentage of total corporate loans                                 3.57%            3.32%             2.92%
======================================================================================================================

(1) Reclassified to conform to the current period's presentation.

Corporate cash-basis loans were $4.753 billion, $4.521 billion, and $3.077 billion at September 30, 2002, June 30, 2002, and September 30, 2001, respectively. Cash-basis loans increased $1.676 billion from September 30, 2001. CAPITAL MARKETS AND BANKING increased primarily due to borrowers in the telecommunications and energy industries combined with increases in CitiCapital, Argentina and Mexico. The increase in CitiCapital primarily reflects increases in the transportation portfolio. The increase in Mexico primarily reflects a review of the Banamex credit portfolio in the 2001 fourth quarter as well as exposures in the construction industry. TRANSACTION SERVICES increased primarily due to trade finance receivables in Argentina. INVESTMENT ACTIVITIES increased primarily due to increases in Mexico and Argentina. Cash-basis loans increased $232 million from June 30, 2002 primarily due to increases in CAPITAL MARKETS AND BANKING, partially offset by decreases in TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING increased primarily due to borrowers in the telecommunications industry, CitiCapital and Mexico. The increase in CitiCapital primarily reflects an increase in equipment finance. The increase in Mexico primarily reflects exposures in the construction industry. TRANSACTION SERVICES decreased primarily due to trade finance write-offs in Argentina.

Total corporate net credit losses of $601 million in the 2002 third Quarter increased $320 million from the 2001 third quarter primarily due to an increase of $224 million in CAPITAL MARKETS AND BANKING and an increase of $87 million in TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects higher net credit losses in the telecommunications industry and in Argentina. TRANSACTION SERVICES primarily reflects 2002 trade finance write-offs in Argentina.

Citicorp continues to monitor the economic impact from market uncertainties in Brazil and the potential impact on our commercial portfolio. For further details on Citicorp's cross-border exposure to Brazil, please see "Management of Cross-Border Risk" on page 25.

Citicorp's allowance for credit losses of $10.720 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the corporate portfolio was $4.871 billion at September 30, 2002, compared to $4.681 billion at June 30, 2002 and $4.464 billion at September 30, 2001. The allowance attributed to the corporate portfolio as a percentage of loans was 3.57% at September 30, 2002, as compared to 3.32% at June 30, 2002 and 2.92% at September 30, 2001. The $190 million or 25 basis point increase in the allowance from the 2002 second quarter primarily reflects reserves established as a result of the continuing deterioration in the Argentine economy and the telecommunications industry. The $407 million or 65 basis point increase from the 2001 third quarter primarily reflects additional reserves for Argentina and the telecommunications industry as well as additional reserves related to a review of the Banamex credit portfolio in the 2001 fourth quarter. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans may continue at the 2002 levels due to weak global economic conditions, stress in the telecommunications and energy industries, uncertainty in Brazil, sovereign or regulatory actions, the economic crisis in Argentina, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements " on page 23.

GLOBAL INVESTMENT MANAGEMENT

                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                      -------------------------------    %     ---------------------------       %
IN MILLIONS OF DOLLARS                     2002          2001(1)       Change       2002         2001(1)       Change
-------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE         $  717        $  676            6      $  2,268       $  1,878        21
Operating expenses                           418           442           (5)        1,304          1,261         3
Provisions for benefits, claims
  and credit losses                           64            64            -           241            118        NM
                                      -----------------------------            ---------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                      235           170           38           723            499        45
Income taxes                                  68            55           24           209            182        15
Minority interest, after-tax                   -             9         (100)            1             10       (90)
                                      -----------------------------            ---------------------------
NET INCOME                                $  167        $  106           58      $    513       $    307        67
========================================================================================================================

(1) Reclassified to conform to the current period's presentation.
NM  Not meaningful

GLOBAL INVESTMENT MANAGEMENT comprises LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high net worth and retail clients.

Global Investment Management net income of $167 million in the 2002 third quarter and $513 million in the 2002 nine months was up $61 million or 58% and $206 million or 67% from the comparable 2001 periods. LIFE INSURANCE AND ANNUITIES net income of $19 million in the 2002 third quarter and $86 million in the 2002 nine months, increased $5 million and $51 million, respectively from the comparable 2001 periods. The $5 million increase in net income from the 2001 third quarter primarily reflects increases in Mexico due to the Banamex acquisition. The $51 million increase in net income from the 2001 nine months primarily reflects increases in Mexico due to the Banamex acquisition, as well as increases in Latin America and Asia. PRIVATE BANK net income was $115 million in the 2002 third quarter and $338 million in the 2002 nine months, up $24 million or 26% and $64 million or 23% from the comparable 2001 periods. The increase in net income at PRIVATE BANK from the 2001 periods primarily reflects increases in lending and client trading customer revenue, and the impact of lower interest rates, partially offset by increased expenses. ASSET MANAGEMENT net income was $33 million in the 2002 third quarter and $89 million in the 2002 nine months, up $32 million and $91 million, respectively, from the comparable 2001 periods. The increase in net income at ASSET MANAGEMENT from the 2001 periods primarily reflects the Banamex acquisition, partially offset by declines in the Latin America retirement services businesses due to the continuing economic crisis in Argentina.

LIFE INSURANCE AND ANNUITIES

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------------------------------------
IN MILLIONS OF DOLLARS                                             2002       2001(1)           2002       2001(1)
----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                 $  122      $  113           $ 459       $ 222
Provision for benefits and claims                                     59          60             230         111
Operating expenses                                                    33          24              93          43
                                                              -------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                             30          29             136          68
Income taxes                                                          11          12              50          30
Minority interest, after-tax                                           -           3               -           3
                                                              -------------------------------------------------------
NET INCOME                                                        $   19      $   14           $  86       $  35
=====================================================================================================================

(1) Reclassified to conform to the current period's presentation.

LIFE INSURANCE AND ANNUITIES is comprised of International Insurance Manufacturing and Citi Insurance Group (CIG). These businesses offer a broad range of life insurance and annuity products. The International Insurance Manufacturing business primarily has operations in Mexico, Western Europe, Asia and Latin America.

LIFE INSURANCE AND ANNUITIES net income was $19 million and $86 million in the 2002 third quarter and nine months, up $5 million and $51 million, respectively, from the comparable periods of 2001. The $5 million increase in net income from the 2001 third quarter primarily reflects a $5 million increase in Mexico due to the Banamex acquisition which closed in August 2001. The $51 million increase from the 2001 nine months primarily reflects a $23 million increase in Mexico due to the Banamex acquisition, a $17 million increase in Latin America and a $9 million increase in Asia. The increase in Latin America was due to the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the Argentine peso devaluation, partially offset by decreased revenues due to the continuing economic crisis in Argentina.

Revenues, net of interest expense, of $122 million and $459 million in the 2002 third quarter and nine months, respectively, increased $9 million and $237 million from the comparable periods of 2001. The $9 million increase from the 2001 third quarter primarily reflects the Banamex acquisition, partially offset by decreased revenues in Latin America due to the continuing economic crisis in Argentina. The $237 million increase from the 2001 nine months primarily reflects the Banamex acquisition and higher Asia revenues, including the impact of investments, partially offset by declines in Latin America.

Operating expenses of $33 million and $93 million in the 2002 third quarter and nine months increased $9 million and $50 million, respectively, from the comparable periods of 2001 primarily due to the Banamex acquisition.

Provision for benefits and claims of $59 million and $230 million in the 2002 third quarter and nine months, respectively, decreased $1 million and increased $119 million from the comparable periods of 2001. The $119 million increase from the 2001 nine months primarily reflects the Banamex acquisition, partially offset by declines in Latin America.

Loans 90 days or more past due were $251 million at September 30, 2002, representing loans received from the Argentine government in the 2001 fourth quarter. A portion of future credit losses on these loans, if any, are expected to be offset by a corresponding decrease in a reserve for related customer liabilities. Investment income in future periods may be impacted by weak global economic conditions. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

PRIVATE BANK

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                        ----------------------------     %     ---------------------------       %
IN MILLIONS OF DOLLARS                        2002       2001(1)       Change       2002         2001(1)       Change
-----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE          $   412       $  366          13       $ 1,262       $  1,134       11
Operating expenses                             237          225           5           755            701        8
Provision for credit losses                      5            4          25            11              7       57
                                        ----------------------------           ---------------------------
INCOME BEFORE TAXES                            170          137          24           496            426       16
Income taxes                                    55           46          20           158            152        4
                                        ----------------------------           ---------------------------
NET INCOME                                 $   115       $   91          26       $   338       $    274       23
=======================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)    $    29       $   26          12       $    29       $     26       12
Return on assets                              1.57%        1.39%                     1.56%          1.41%
-----------------------------------------------------------------------------------------------------------------------
Client business volumes under
  management (IN BILLIONS OF DOLLARS)      $   157       $  150           5       $   157       $    150        5
=======================================================================================================================

(1) Reclassified to conform to the current period's presentation.

PRIVATE BANK provides personalized wealth management services for high net worth clients around the world. PRIVATE BANK net income was $115 million in the 2002 third quarter and $338 million in the 2002 nine months, up $24 million or 26% and $64 million or 23% from the 2001 periods, primarily reflecting increases in lending and client trading customer revenue, and the impact of lower interest rates, partially offset by increased expenses.

Client business volumes under management, which include custody accounts, client assets under fee-based management, deposits, and loans, were $157 billion at the end of the 2002 third quarter, up $7 billion or 5% from $150 billion at the end of the 2001 third quarter, primarily reflecting increases in loans of $4 billion and banking deposits of $3 billion. Regionally, the increase reflects continued growth primarily in Asia, North America and Japan, partially offset by declines in CEEMEA and Latin America.

Revenues, net of interest expense, were $412 million in the 2002 third quarter and $1.262 billion in the nine months, up $46 million or 13% and $128 million or 11% from the respective 2001 periods. Revenue growth was primarily driven by continued customer revenue increases in lending and client trading activity, and the benefit of lower interest rates, partially offset by lower fee revenues. In the 2002 third quarter and nine months, the increase in revenues reflects continued favorable trends in North America (including Mexico), up $35 million or 23% and $99 million or 22%, respectively, from the comparable 2001 periods. International revenues increased $11 million or 5% from the 2001 third quarter and $29 million or 4% from the 2001 nine months, primarily due to growth in Japan and Asia, partially offset by declines in Latin America and CEEMEA.

Operating expenses of $237 million and $755 million in the 2002 third quarter and nine months were up $12 million or 5% and $54 million or 8% from the respective 2001 periods, primarily reflecting higher levels of employee-related expenses, partially due to increased front-end sales and servicing capabilities and investment spending in technology. The 2002 nine-month period also included $8 million (primarily European) severance costs incurred in the 2002 first quarter. Operating expenses include restructuring charges of $3 million pretax ($2 million after-tax) in the 2002 first quarter and $7 million pretax ($4 million after-tax) in the 2001 second quarter, primarily relating to North America and Latin America.

The provision for credit losses was $5 million and $11 million in the 2002 third quarter and nine months, up $1 million and $4 million from the year-ago periods. The increase in the nine-month period primarily related to North America. Loans 90 days or more past due at the 2002 quarter-end were $201 million or 0.70% of total loans outstanding, compared with $78 million or 0.31% at the end of the 2001 third quarter, and reflects increases in North America, Western Europe, CEEMEA and Asia.

Average assets of $29 billion in the 2002 third quarter increased $3 billion or 12% from $26 billion in the 2001 third quarter, primarily due to higher mortgage financing, and margin and tailored lending.

ASSET MANAGEMENT

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                        ----------------------------    %     -------------------------       %
IN MILLIONS OF DOLLARS                      2002       2001(1)       Change       2002       2001(1)        Change
----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE         $  183      $  197           (7)      $  547      $  522             5
Operating expenses                           148         193          (23)         456         517           (12)
                                        -------------------------             -------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                       35           4           NM           91           5            NM
Income taxes (benefits)                        2          (3)          NM            1           -             -
Minority interest, after-tax                   -           6         (100)           1           7           (86)
                                        -------------------------             -------------------------
NET INCOME (LOSS)                         $   33      $    1           NM       $   89      $   (2)           NM
======================================================================================================================
Assets under management
  (IN BILLIONS OF DOLLARS) (2)            $  160      $  155            3       $  160      $  155             3
======================================================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) Includes $28 billion and $29 billion in 2002 and 2001, respectively, for PRIVATE BANK clients.
NM  Not meaningful

ASSET MANAGEMENT offers institutional, high net worth, and retail clients a broad range of investment alternatives from investment centers located around the world and includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services, retirement services businesses in Latin America and an alternative investments business. Products and services offered include mutual funds, closed-end funds, separately managed accounts, and pension administration services.

Net income of $33 million in the 2002 third quarter and $89 million in the 2002 nine months improved $32 million and $91 million from the comparable 2001 periods, primarily due to the Banamex acquisition, partially offset by declines in the Latin America retirement services businesses due to the current economic conditions in Argentina.

Assets under management for the 2002 third quarter rose 3% from the 2001 third quarter to $160 billion, primarily reflecting the impact of the Banamex acquisition.

Revenues, net of interest expense, of $183 million and $547 million in the 2002 third quarter and nine months decreased $14 million or 7% from the 2001 third quarter and increased $25 million or 5% from the 2001 nine months. The decrease in revenues from the 2001 third quarter was primarily due to a decline in the Latin America retirement services businesses due to the continuing economic crisis in Argentina, partially offset by the Banamex acquisition. The increase in revenues from the 2001 nine-month period was primarily due to the Banamex acquisition, partially offset by reduced revenues in the Latin America retirement services businesses due to the economic conditions in Argentina.

Operating expenses of $148 million and $456 million in the 2002 third quarter and nine months declined $45 million or 23% and $61 million or 12% from the comparable 2001 periods, primarily reflecting reduced expenses in the Latin America retirement services businesses due to the current economic conditions in Argentina. The nine-month period decline in the Latin America retirement services businesses is partially offset by the impact of the Banamex acquisition. Operating expenses include a restructuring release of $1 million pretax in the 2002 third quarter relating to Mexico, and restructuring charges of $12 million pretax ($8 million after-tax) in the 2001 third quarter relating to Mexico. The nine-month periods also included restructuring charges of $12 million pretax ($8 million after-tax) in the 2002 first quarter relating to Latin America and $5 million pretax ($3 million after-tax) in the 2001 second quarter, primarily relating to Western Europe.

PROPRIETARY INVESTMENT ACTIVITIES

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                         -------------------------------------------------------
IN MILLIONS OF DOLLARS                                        2002          2001(1)       2002       2001(1)
----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                           $  (128)      $  (347)     $  (106)     $   (98)
Operating expenses                                               38            26          100           76
Provision for credit losses                                       9             -            9            -
                                                         -------------------------------------------------------
LOSS BEFORE TAXES AND MINORITY INTEREST                        (175)         (373)        (215)        (174)
Income tax benefits                                             (54)         (133)         (66)         (79)
Minority interest, after-tax                                     14             -           22           (2)
                                                         -------------------------------------------------------
NET LOSS                                                    $  (135)      $  (240)     $  (171)     $   (93)
================================================================================================================

(1) Reclassified to conform to the current period's presentation.

PROPRIETARY INVESTMENT ACTIVITIES comprises Citicorp's venture capital activities, results from certain proprietary investments, the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and since August 2001, the Banamex investment portfolio.

Revenues, net of interest expense, of ($128) million for the 2002 third quarter increased $219 million from the 2001 third quarter, primarily reflecting a $527 million gain on the sale of 399 Park Avenue related to the portion of the building that Citigroup does not occupy, partially offset by the absence of a prior-year mark-to-market gain on a Latin American fund and higher impairment write-downs in certain proprietary investments. The 2002 third quarter included impairment write-downs of $111 million on certain investments in Argentina.

For the 2002 nine months, revenues, net of interest expense, of ($106) million decreased $8 million from the 2001 nine-month period, primarily reflecting higher impairment write-downs on certain proprietary investments, including $264 million on certain investments in Argentina, lower venture capital results and the absence of a prior-year gain on a Latin American fund, partially offset by the recognized gain on the sale of 399 Park Avenue and realized gains from sales in the venture capital portfolio.

Operating expenses of $38 million and $100 million in the 2002 third quarter and nine months increased $12 million and $24 million, respectively, from the comparable 2001 periods, primarily due to increased venture capital and other proprietary investment costs, partially related to majority-owned funds established in late 2001.

The increase in the provision for credit losses for both the 2002 third quarter and nine-month periods relate to the write-off of a loan in U.S. Venture Capital.

Minority interest, net of tax, increased in both the 2002 third quarter and nine-month periods from the comparable 2001 periods, primarily due to the net impact of majority-owned investment funds established in late 2001.

Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CORPORATE/OTHER

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                               -------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2002        2001(1)        2002       2001(1)
----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                  $   109      $  252         $  482     $  808
Operating expenses                                                     135         189            440        491
Provisions for benefits, claims, and credit losses                       -         162             (9)       488
                                                               -------------------------------------------------------
INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          (26)        (99)            51       (171)
Income tax benefits                                                    (81)        (69)           (40)       (57)
Minority interest, after-tax                                             6           4             16          3
                                                               -------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES            49         (34)            75       (117)
Cumulative effect of accounting changes, after-tax                       -           -              -       (144)
                                                               -------------------------------------------------------
NET INCOME (LOSS)                                                  $    49      $  (34)        $   75     $ (261)
======================================================================================================================

(1) Reclassified to conform to the current period's presentation.

CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations; the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses; and the results of Northland Insurance Company (Northland). Effective October 2001, Northland was reorganized as a unit of Citigroup's property and casualty business.

Revenues, net of interest expense, of $109 million and $482 million in the 2002 third quarter and nine months decreased $143 million and $326 million, respectively, from the 2001 periods primarily as a result of the Northland reorganization, partially offset by lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury costs primarily relate to favorable interest rate positioning and lower funding costs, including the impact of lower interest rates.

Operating expenses of $135 million and $440 million in the 2002 third quarter and nine months decreased $54 million and $51 million, respectively from the 2001 periods primarily due to the Northland reorganization and lower unallocated corporate costs, partially offset by the impact of higher intersegment eliminations. The decrease in the provisions for benefits, claims, and credit losses in both the 2002 third quarter and nine months from the comparable 2001 periods primarily relate to the Northland reorganization. Income tax benefits of $81 million and $40 million in the 2002 third quarter and nine months, respectively, include the tax benefit resulting from the loss incurred on the sale of Northland to Travelers Property Casualty Corp.

The cumulative effect of accounting changes of $144 million in the 2001 nine-month period includes a charge of $111 million due to the impact of adopting EITF 99-20 and a $33 million charge in the 2001 second quarter related to adoption of SFAS No. 133 in the 2001 first quarter. See Note 2 to Unaudited Consolidated Financial Statements for further details of cumulative effects of accounting changes.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, weak global economic conditions; the continued economic crisis in Argentina and the impact that the crisis may have on our commercial borrowers; uncertainty in Brazil; rising unemployment rates and an increase in bankruptcy filings in Japan; sovereign or regulatory actions, and political conditions and developments; credit performance of the portfolios, including bankruptcies, portfolio growth, and seasonal factors; stress in the telecommunications and energy industries; changes in estimates in the timing of revenue recognition on securitizations; the effect of banking and financial services reforms and of rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; macro-economic and regulatory policies, including the effect proposed U.S. bankruptcy legislation would have if enacted; the resolution of legal proceedings and related matters; and the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives and electronic commerce-based efforts.

MANAGING GLOBAL RISK

The Citicorp Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citicorp Risk Management Framework is summarized in Citicorp's 2001 Form 10-K and described in detail in Citigroup's 2001 Annual Report and Form 10-K.

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

- Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risks at the Citigroup level.
- Each business is required to establish, and have approved by independent Market Risk Management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite.
- Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored and reported, to ensure transparency in risk-taking activities and integrity in risk reports.

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

Earnings-at-Risk is the primary method for measuring price risk in Citicorp's non-trading portfolios. Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward instantaneous parallel shift in the yield curve for the appropriate currency assuming a static portfolio. Citicorp generally measures this impact over a one-year and five-year time horizon under business-as-usual conditions. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivative instruments and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assuming no correlation between exposures in different currencies.

Citicorp's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citicorp also closely monitors its Earnings-at-Risk in other currencies, as detailed below.

The following illustrates the impact to Citicorp's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of September 30, 2002, the potential impact on pretax earnings over the next twelve months is a decrease of $299 million from an interest rate increase and an increase of $482 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first twelve months is an increase of $1,496 million from an increase in interest rates and a decrease of $1,611 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and prior year-end primarily reflects the change in the mix of assets and liabilities to reflect Citicorp's view of interest rates.

The statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citicorp's pretax earnings of approximately $223 million over the next twelve months and a potential positive impact of $85 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citicorp's pretax earnings of approximately $223 million for the next twelve months and potential negative impact of $85 million for the years thereafter. The change in Earnings-at-Risk from the prior year primarily represents the changes in the repricing characteristics of the portfolio while the change in Earnings-at-Risk from the prior year-end reflects small changes in the composition of the balance sheet.

Excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings of $213 million over the next twelve months and potential positive impact of $275 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings of $217 million over the next twelve months and a potential negative impact of $258 million for the years thereafter. The change in Earnings-at-Risk from the prior year and the prior year-end primarily represents changes in the asset and liability mix across a range of currencies to reflect Citicorp's current view of interest rates as well as changes in the repricing profile of the balance sheet.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

                                                     SEPTEMBER 30, 2002
                                                                                OTHER NON-U.S.
IN MILLIONS OF DOLLARS                U.S. DOLLAR          MEXICAN PESO           DOLLAR(2)
------------------------------------------------------------------------------------------------
                                  INCREASE   DECREASE   INCREASE  DECREASE   INCREASE   DECREASE
                                  --------------------------------------------------------------
Twelve months and less             $  (299)  $    482    $   223   $  (223)   $  (213)   $   217
Thereafter                           1,496     (1,611)        85       (85)       275       (258)
------------------------------------------------------------------------------------------------
Total                              $ 1,197   $ (1,129)   $   308   $  (308)   $    62    $   (41)
================================================================================================

                                                       DECEMBER 31, 2001(3)
                                                                                OTHER NON-U.S.
IN MILLIONS OF DOLLARS                U.S. DOLLAR          MEXICAN PESO            DOLLAR
------------------------------------------------------------------------------------------------
                                  INCREASE   DECREASE   INCREASE  DECREASE   INCREASE   DECREASE
                                  --------------------------------------------------------------
Twelve months and less             $  (287)  $    290    $   208   $  (208)   $  (289)   $   292
Thereafter                             904     (1,072)       207      (207)      (285)       298
------------------------------------------------------------------------------------------------
Total                              $   617   $   (782)   $   415   $  (415)   $  (574)   $   590
================================================================================================

                                                   SEPTEMBER 30, 2001(3)
                                                                                OTHER NON-U.S.
IN MILLIONS OF DOLLARS                U.S. DOLLAR          MEXICAN PESO           DOLLAR(2)
------------------------------------------------------------------------------------------------
                                  INCREASE   DECREASE   INCREASE  DECREASE   INCREASE   DECREASE
                                  --------------------------------------------------------------
Twelve months and less             $  (475)  $    489    $   518   $  (518)  $   (440)   $   443
Thereafter                             833     (1,025)      (250)      250       (809)       825
------------------------------------------------------------------------------------------------
Total                              $   358   $  (536)    $   268   $  (268)  $ (1,249)   $ 1,268
================================================================================================

(1) Represents discounted Earnings-at-Risk beyond twelve months and up to and including five years.
(2) Excludes exposure to the Argentine peso beyond twelve months which reflects Citicorp's current risk management strategy given the volatile and uncertain economic conditions in Argentina.
(3)  Reclassified to conform to the current period's presentation.

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

For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $29 million at September 30, 2002. Daily exposures averaged $37 million during the 2002 third quarter and ranged from $26 million to $45 million.

The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2002 and December 31, 2001, along with the averages.

                                                                                       2002                              Full
                                                                                      SECOND                             Year
                                                                  SEPTEMBER 30,       QUARTER        December 31,        2001
IN MILLIONS OF DOLLARS                                                2002            AVERAGE            2001           Average
-------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $  26             $  32            $  16             $  19
Foreign exchange                                                        14                10                9                10
Equity                                                                   7                11                7                 9
All other (primarily commodity)                                          3                 2                7                 9
Covariance adjustment                                                  (21)              (18)             (16)              (21)
                                                                     ----------------------------------------------------------
Total                                                                $  29             $  37            $  23             $  26
===============================================================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the third quarter of 2002 and all of 2001.

                                                                              2002                               2001
                                                                    ------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                LOW              HIGH              Low              High
--------------------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $  26             $  43            $  13             $  45
Foreign exchange                                                         8                17                6                16
Equity                                                                   5                18                5                19
All other (primarily commodity)                                          1                 3                1                26
================================================================================================================================

MANAGEMENT OF CROSS-BORDER RISK

Cross-border risk is the risk that Citicorp will be unable to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratoria, and restrictions on the remittance of funds. Citicorp manages cross-border risk as part of Citigroup's Risk Management framework described in Citicorp's 2001 Form 10-K.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines. Total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises, as described in Citicorp's 2001 Form 10-K. Countries with outstandings greater than 0.75% of Citicorp assets at September 30, 2002 and December 31, 2001 include:

                                                                                           SEPTEMBER 30, 2002   December 31, 2001
                               -------------------------------------------------------------------------------  -----------------
                                       CROSS-BORDER CLAIMS ON THIRD PARTIES
                               ---------------------------------------------                 TOTAL                Total
                                                                      TRADING  INVESTMENTS  CROSS-               Cross-
                                                                          AND       IN AND  BORDER               Border
                                                                       SHORT-      FUNDING    OUT-                 Out-
                                                                         TERM     OF LOCAL  STAND-   COMMIT-     stand-   Commit-
IN BILLIONS OF  DOLLARS         BANKS   PUBLIC    PRIVATE     TOTAL  CLAIMS(1)  FRANCHISES    INGS   MENTS(2)      ings   ments(2)
---------------------------------------------------------------------------------------------------------------------------------
Germany                        $  5.3    $  2.7    $  1.5    $  9.5    $  8.4    $  5.6    $  15.1    $  6.3    $   8.0    $  4.4
Mexico                            0.3       2.0       5.6       7.9       3.2       1.4        9.3       0.7       11.7       0.6
Brazil                            0.5       0.1       3.9       4.5       2.0       3.5        8.0       0.1       10.2       0.3
Italy                             0.5       4.5       0.7       5.7       5.4       2.0        7.7       0.9        6.2       2.3
Canada                            1.3         -       1.3       2.6       1.8       3.1        5.7       3.2        5.6       3.4
France                            1.8       0.9       1.5       4.2       3.2       0.4        4.6       6.7        5.3       8.5
=================================================================================================================================

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

Associates First Capital Corporation (Associates), a subsidiary of Citicorp, has a combination of unutilized credit facilities with unaffiliated banks of $5.4 billion as of September 30, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2002, this requirement was exceeded by approximately $52.7 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company, an indirect subsidiary of Citicorp.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represented 60% of its total funding at September 30, 2002 and 59% of its total funding at December 31, 2001, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $3.2 billion during the first nine months of 2002 to $66.6 billion at September 30, 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2002 third quarter was $66.1 billion, down from $81.1 billion at 2001 year-end.

Asset securitization programs remain an important source of liquidity. Loans securitized during the first nine months of 2002 included $6.9 billion of U.S. credit cards and $21.0 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. During the first nine months of 2002, the scheduled amortization of certain credit card securitization transactions made available $5.9 billion of new receivables. In addition, at least $2.1 billion of credit card securitization transactions are scheduled to amortize during the rest of 2002.

Other liquidity and capital resource considerations for Citicorp follows.

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

SECURITIZATION OF CITICORP'S ASSETS

In certain of these off-balance sheet arrangements (credit card receivable and mortgage loan securitizations), Citicorp is securitizing assets that were previously recorded in its statement of financial position. In other arrangements, Citicorp acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citicorp may purchase, and temporarily hold assets designated for subsequent securitization.

In the 2002 third quarter, Citicorp securitized $1.3 billion of credit card receivables and $5.1 billion of mortgage loans, thereby reducing the Company's assets and the related funding by approximately $6.4 billion in the quarter. Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citicorp's Consolidated Statement of Financial Position. At September 30, 2002, the total amount of loans securitized and outstanding was $151 billion. See Note 10 to Unaudited Consolidated Financial Statements for additional information about off-balance sheet arrangements.

The following table summarizes certain cash flows received from and paid to securitization trusts during the quarter ended September 30, 2002:

IN BILLIONS OF DOLLARS                                                                 CREDIT CARDS             MORTGAGES
----------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                                         $  1.3                    $ 5.1
Proceeds from collections reinvested in new receivables                                     32.7                        -
Servicing fees received                                                                      0.3                      0.2
Cash flows received on retained interest and other net cash flows                            1.0                      0.1
============================================================================================================================

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through a trust, which is established to purchase the receivables. Citicorp sells receivables into the trust on a non-recourse basis.

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, the Company's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

At September 30, 2002, total assets in the credit card trusts were $76 billion. Of that amount, $64 billion has been sold to investors via trust-issued securities and has been removed from Citicorp's Consolidated Statement of Financial Position. The remaining seller's interest of $12 billion is recorded in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interest. Amounts receivable from the trusts were $1.066 billion and amounts due to the trusts were $794 million at September 30, 2002. During the quarter ended September 30, 2002, finance charges and interchange fees of $2.5 billion were collected by the trusts. Also for the quarter ended September 30, 2002, the trusts recorded $1.5 billion in coupon interest paid to third-party investors, servicing fees, and other costs.

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

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper back-stop lines of credit to the conduits. The Company also provides third loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At September 30, 2002, total assets in the conduits were $49 billion.

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

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citicorp's credit commitments as of September 30, 2002 and December 31, 2001.

IN MILLIONS OF DOLLARS                                                              SEPTEMBER 30, 2002       December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees                      $   30,124               $   26,461
Performance standby letters of credit and foreign office guarantees                         7,639                    7,749
Commercial and similar letters of credit                                                    5,315                    5,681
One-to-four family residential mortgages                                                    5,165                    5,470
Revolving open-end loans secured by 1-4 family residential properties                       7,646                    7,107
Commercial real estate, construction and land development                                   1,876                    1,804
Credit card lines(1)                                                                      404,340                  387,396
Commercial and other consumer loan commitments(2)                                         214,846                  215,368
                                                                                     -----------------------------------------
TOTAL                                                                                  $  676,951               $  657,036
==============================================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $141 billion and $148 billion with original maturity less than one year at September 30, 2002 and December 31, 2001, respectively.

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

CITICORP RATIOS

                                                                                   SEPTEMBER 30,       June 30,          Dec. 31,
                                                                                       2002              2002              2001
----------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                         8.55%             8.40%             8.33%
Total Capital (Tier 1 and Tier 2)                                                     12.73             12.53             12.41
Leverage(1)                                                                            6.90              6.92              6.85
Common Stockholder's Equity                                                           10.17              9.93              9.81
==================================================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the 2002 third quarter. Total capital (Tier 1 and Tier 2) amounted to $63.8 billion at September 30, 2002, representing 12.73% of net risk adjusted assets. This compares with $63.4 billion and 12.53% at June 30, 2002, and $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $42.9 billion at September 30, 2002 represented 8.55% of net risk adjusted assets, compared with $42.5 billion and 8.40% at June 30, 2002, and $42.2 billion and 8.33% at December 31, 2001. The Tier 1 capital ratio at September 30, 2002 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

                                                                                     SEPT. 30,        June 30,          Dec. 31,
IN MILLIONS OF DOLLARS                                                                 2002             2002              2001
---------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholder's Equity                                                        $  66,639        $  66,049         $  63,453
Mandatorily Redeemable Securities of Subsidiary Trusts                                 1,083            1,033               975
Minority Interest                                                                        750              748               839
Accumulated Net Gains on Cash Flow Hedges, net of tax                                 (1,311)            (781)             (312)
Net Unrealized Gains on Securities Available for Sale(1)                                (363)             (58)             (219)
Less: Intangible Assets(2)                                                           (23,580)         (24,142)          (22,528)
      Other                                                                             (278)            (330)                -
      Unrealized Marketable Securities Losses(1)                                         (46)               -                 -
      50% Investment in Certain Subsidiaries(3)                                          (12)             (12)              (20)
                                                                                 ------------------------------------------------
TOTAL TIER 1 CAPITAL                                                               $  42,882        $  42,507         $  42,188
---------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for Credit Losses(4)                                                         6,349            6,375             6,378
Qualifying Debt(5)                                                                    14,627           14,509            14,248
Unrealized Marketable Securities Gains(1)                                                  -                8                77
Less: 50% Investment in Certain Subsidiaries(3)                                          (12)             (12)              (20)
                                                                                 ------------------------------------------------
TOTAL TIER 2 CAPITAL                                                                  20,964           20,880            20,683
                                                                                 ------------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                  $  63,846        $  63,387         $  62,871
=================================================================================================================================
NET RISK-ADJUSTED ASSETS(6)                                                        $ 501,597        $ 505,835         $ 506,502
=================================================================================================================================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available for sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)  Includes goodwill and certain other identifiable intangible assets.
(3) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $24.7 billion for interest rate, commodity, and equity derivative contracts and foreign exchange contracts as of September 30, 2002, compared to $25.1 billion as of June 30, 2002 and $21.8 billion as of December 31, 2001. Net risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholder's equity increased $3.2 billion during the first nine months of 2002 to $66.6 billion at September 30, 2002, representing 10.17% of assets, compared to 9.93% at June 30, 2002 and 9.81% at December 31, 2001. The net increase in common stockholder's equity during the first nine months principally reflected net income of $8.5 billion, offset by cash dividends declared of $4.8 billion, and $0.5 billion related to the net change in foreign currency translation adjustment, change in hedging activities and unrealized gains and losses on investment securities.

The mandatorily redeemable securities of subsidiary trusts (trust securities) outstanding at September 30, 2002 of $1,083 million qualify as Tier 1 capital and are included in long-term debt on the balance sheet. For the nine months ended September 30, 2002 and 2001, interest expense on the trust securities amounted to $57 million.

The final rules governing the regulatory capital treatment of nonfinancial equity investments, which became effective April 1, 2002, were adopted for the quarter ended June 30, 2002. The implementation had a minimal impact on Citicorp's capital ratios both at September 30, 2002 and June 30, 2002. For the quarter ended September 30, 2002 the capital ratio impact of the $278 million capital charge was substantially offset by the $3.1 billion net reduction in risk-adjusted assets for the nonfinancial equity investments. For the quarter ended June 30, 2002, the capital ratio impact of $330 million capital charge was offset by the $3.3 billion net reduction in risk-adjusted assets for the non-financial equity investments.

Citicorp's subsidiary depository institutions are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2002, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. As discussed in the Citicorp 2001 Form 10-K, there are various legal limitations on the extent to which Citicorp's subsidiaries may extend credit, pay dividends, or otherwise supply funds to Citicorp. As of September 30, 2002, under their applicable dividend limitations, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies without regulatory approval of approximately $8.4 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2002, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $8.0 billion of the available $8.4 billion.

CITIBANK, N.A. RATIOS

                                                                                     SEPT. 30,         June 30,          Dec. 31,
                                                                                       2002              2002              2001
---------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                                          8.50%            8.15%             9.23%
Total Capital (Tier 1 and Tier 2)                                                      12.71            12.19             13.60
Leverage                                                                                6.90             6.78              7.16
Common Stockholder's Equity                                                             7.88             7.45              8.24
=================================================================================================================================

Citibank's net income for the third quarter of 2002 amounted to $1.9 billion. During the quarter, Citibank paid a dividend of $1.8 billion to Citicorp (parent company). Citibank had $11.2 billion of subordinated notes outstanding at September 30, 2002 and $10.7 billion at June 30, 2002 and December 31, 2001, that were issued to Citicorp (parent company) and included in Citibank's Tier 2 capital.

In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. The Committee launched a Quantitative Impact Study on October 1, 2002 which allows banks to perform a concrete and comprehensive assessment of how the Committee's proposals will affect their organization. Banks are asked to submit their findings by December 20, 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized in the fourth quarter of 2003, with implementation of the framework by year-end 2006. The Company is monitoring the status and progress of the proposed rule.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)           CITICORP AND SUBSIDIARIES

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 ---------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2002              2001             2002              2001
--------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                            $   9,647         $  10,263        $  28,258         $  29,942
Deposits with banks                                                    230               303              752               946
Federal funds sold and securities purchased
  under resale agreements                                              101               196              306               427
Investments, including dividends                                     1,301             1,140            3,607             2,977
Trading account assets                                                 351               383            1,276               835
Loans held for sale                                                    269               363              846             1,194
                                                                 ---------------------------------------------------------------
                                                                    11,899            12,648           35,045            36,321
                                                                 ---------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                             2,586             3,290            6,891             9,859
Trading account liabilities                                             15                13               43                37
Purchased funds and other borrowings                                   611               941            1,949             2,593
Long-term debt                                                         907             1,329            2,884             4,016
                                                                 ---------------------------------------------------------------
                                                                     4,119             5,573           11,767            16,505
                                                                 ---------------------------------------------------------------

NET INTEREST REVENUE                                                 7,780             7,075           23,278            19,816

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims                                       122               302              416               809
Provision for credit losses                                          2,689             1,580            7,305             4,529
                                                                 ---------------------------------------------------------------

TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                            2,811             1,882            7,721             5,338
                                                                 ---------------------------------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS, AND CREDIT LOSSES       4,969             5,193           15,557            14,478
                                                                 ---------------------------------------------------------------

FEES, COMMISSIONS, AND OTHER REVENUE
Fees and commissions                                                 2,575             3,038            8,264             8,401
Foreign exchange                                                       313               833            1,606             1,854
Trading account                                                        779               161            1,689             1,089
Investment transactions                                               (146)               26             (215)              141
Other revenue                                                        1,669               717            3,552             2,811
                                                                 ---------------------------------------------------------------
                                                                     5,190             4,775           14,896            14,296
                                                                 ---------------------------------------------------------------
OPERATING EXPENSE
Salaries                                                             2,105             2,456            6,743             6,872
Employee benefits                                                      482               437            1,427             1,312
                                                                 ---------------------------------------------------------------
     Total employee and related expenses                             2,587             2,893            8,170             8,184
Net premises and equipment                                             809               786            2,382             2,237
Restructuring-related items                                            (32)              133              (26)              363
Other expense                                                        2,308             2,478            7,027             7,167
                                                                 ---------------------------------------------------------------
                                                                     5,672             6,290           17,553            17,951
                                                                 ---------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                        4,487             3,678           12,900            10,823

Income taxes                                                         1,482             1,279            4,345             3,905
Minority interest, net of income taxes                                  32                25               78                47
                                                                 ---------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                2,973             2,374            8,477             6,871
Cumulative effect of accounting changes                                  -                 -                -              (144)
                                                                 ---------------------------------------------------------------
NET INCOME                                                       $   2,973         $   2,374        $   8,477         $   6,727
================================================================================================================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                             CITICORP AND SUBSIDIARIES

                                                                                                    SEPTEMBER 30,
                                                                                                        2002         December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)         2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                            $   11,262        $   13,568
Deposits at interest with banks                                                                        15,183            19,210
Investments
   Held to maturity                                                                                        69                11
   Available for sale and short-term and other (including $7,797 and $12,724
     pledged to creditors at September 30, 2002 and December 31, 2001, respectively)                   89,494            85,288
   Venture capital                                                                                      3,549             4,316
Trading account assets (including $2,163 and $2,386 pledged to creditors at September 30, 2002
  and December 31, 2001, respectively)                                                                 49,204            39,465
Loans held for sale                                                                                    12,164            11,900
Federal funds sold and securities purchased under resale agreements                                    14,999            14,568
Loans, net
   Consumer                                                                                           265,869           248,201
   Corporate                                                                                          136,422           143,472
                                                                                                  --------------------------------
Loans, net of unearned income                                                                         402,291           391,673
   Allowance for credit losses                                                                        (10,720)          (10,088)
                                                                                                  --------------------------------
     Total loans, net                                                                                 391,571           381,585
Goodwill                                                                                               20,277            19,140
Intangible assets                                                                                       6,813             7,360
Premises and equipment, net                                                                             6,344             6,188
Interest and fees receivable                                                                            4,631             5,979
Other assets                                                                                           29,734            38,366
                                                                                                  --------------------------------
TOTAL ASSETS                                                                                       $  655,294        $  646,944
==================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                      $   22,527        $   23,060
Interest-bearing deposits in U.S. offices                                                             122,834           114,509
Non-interest-bearing deposits in offices outside the U.S.                                              19,452            18,850
Interest-bearing deposits in offices outside the U.S.                                                 230,413           222,548
                                                                                                  --------------------------------
     Total deposits                                                                                   395,226           378,967
Trading account liabilities                                                                            24,989            22,333
Purchased funds and other borrowings                                                                   59,799            56,912
Accrued taxes and other expense                                                                        11,438            15,048
Other liabilities                                                                                      31,143            29,178
Long-term debt                                                                                         66,060            81,053

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value)
   issued shares: 1,000 in each period                                                                      -                 -
Surplus                                                                                                34,129            34,112
Retained earnings                                                                                      34,358            30,702
Accumulated other changes in equity from nonowner sources                                              (1,848)           (1,361)
                                                                                                  --------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             66,639            63,453
                                                                                                  --------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                         $  655,294        $  646,944
==================================================================================================================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       CITICORP AND SUBSIDIARIES

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 ----------------------------------
IN MILLIONS OF DOLLARS                                                                                  2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                                      $  63,453         $  47,865

Net income                                                                                              8,477             6,727
Cumulative effect of accounting changes, after-tax(1)                                                       -               170
Net change in unrealized gains and losses on investment securities, after-tax                             144              (134)
Net change in foreign currency translation adjustment, after-tax                                       (1,630)             (902)
Net change for cash flow hedges, after-tax                                                                999                93
                                                                                                 ----------------------------------
   Total changes in equity from nonowner sources                                                        7,990             5,954

Common dividends declared                                                                              (4,821)           (3,672)

Capital contribution from Parent(2)                                                                         -            12,707

Employee benefit plans and other activity                                                                  17                26
                                                                                                 ----------------------------------

BALANCE AT END OF PERIOD                                                                            $  66,639         $  68,880
===================================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                          $   8,477         $   6,727
Other changes in equity from nonowner sources                                                            (487)             (773)
                                                                                                 ----------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                       $   7,990         $   5,954
===================================================================================================================================

(1) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.
(2) Includes contribution related to the Banamex acquisition in the third quarter of 2001.

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)       CITICORP AND SUBSIDIARIES

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 ----------------------------------
IN MILLIONS OF DOLLARS                                                                                  2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                          $   8,477         $   6,727
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                          7,305             4,529
   Depreciation and amortization of premises and equipment                                                751             1,041
   Amortization of goodwill and acquisition premium costs                                                  25               568
   Restructuring-related items                                                                            (26)              363
   Cumulative effect of accounting changes, net of tax                                                      -               144
   Venture capital activity                                                                               767               752
   Net loss (gain) on sale of securities                                                                  215              (141)
   Changes in accruals and other, net                                                                   8,373              (818)
   Net (increase) decrease in loans held for sale                                                        (264)            2,370
   Net (increase) decrease in trading account assets                                                   (9,739)            1,240
   Net increase (decrease) in trading account liabilities                                               2,656            (8,858)
                                                                                                 ----------------------------------
Total adjustments                                                                                      10,063             1,190
                                                                                                 ----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              18,540             7,917
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in deposits at interest with banks                                              4,027            (1,315)
Securities  --  available for sale and short-term and other
   Purchases                                                                                         (274,951)         (230,995)
   Proceeds from sales                                                                                224,695           210,972
   Maturities                                                                                          43,135            18,251
Net increase in federal funds sold and securities purchased under resale agreements                      (431)          (19,697)
Net increase in loans                                                                                 (29,693)          (31,211)
Proceeds from sales of loans                                                                           12,920            18,516
Business acquisitions                                                                                  (2,682)           (6,869)
Capital expenditures on premises and equipment                                                           (852)             (959)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed
 assets                                                                                                 1,753             1,603
                                                                                                 ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (22,079)          (41,704)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                               16,259            22,835
Net increase in federal funds purchased and securities sold under repurchase agreements                 1,723            13,561
Net increase (decrease) in commercial paper and funds borrowed                                          1,920            (6,993)
Proceeds from issuance of long-term debt                                                               40,743            32,666
Repayment of long-term debt                                                                           (54,569)          (20,128)
Dividends paid                                                                                         (4,821)           (3,668)
                                                                                                 ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               1,255            38,273
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                                (22)             (282)
Net (decrease) increase in cash and due from banks                                                     (2,306)            4,204
                                                                                                 ----------------------------------
Cash and due from banks at beginning of period                                                         13,568            11,658
                                                                                                 ----------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                            $  11,262         $  15,862
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                                         $  10,700         $  16,686
   Income taxes                                                                                         3,321             2,639
   Non-cash investing activities:
   Transfers to repossessed assets                                                                  $     797         $     438
===================================================================================================================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                       CITIBANK, N.A. AND SUBSIDIARIES

                                                                                                    SEPTEMBER 30,
                                                                                                        2002         December 31,
IN MILLIONS OF DOLLARS                                                                               (UNAUDITED)         2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                             $   9,265         $  11,056
Deposits at interest with banks                                                                        12,884            19,181
Investments
   Held to maturity                                                                                        59                 -
   Available for sale (including $750 and $619 pledged
     to creditors at September 30, 2002 and December 31, 2001, respectively)                           60,213            48,638
   Venture capital                                                                                      1,252             1,939
Trading account assets (including $161 and $424 pledged
  to creditors at September 30, 2002 and December 31, 2001, respectively)                              46,828            36,633
Loans held for sale                                                                                     8,993             4,354
Federal funds sold and securities purchased under resale agreements                                    14,394            14,935
Loans, net of unearned income                                                                         296,513           280,455
Allowance for credit losses                                                                            (7,806)           (5,446)
                                                                                                  --------------------------------
     Total loans, net                                                                                 288,707           275,009
Goodwill                                                                                                5,234             5,068
Intangible assets                                                                                       4,569             3,897
Premises and equipment, net                                                                             3,883             3,920
Interest and fees receivable                                                                            2,899             3,451
Other assets                                                                                           22,228            24,262
                                                                                                  --------------------------------
TOTAL ASSETS                                                                                        $ 481,408         $ 452,343
==================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                       $  18,814         $  19,268
Interest-bearing deposits in U.S. offices                                                              87,438            81,298
Non-interest-bearing deposits in offices outside the U.S.                                              15,568            14,962
Interest-bearing deposits in offices outside the U.S.                                                 201,332           191,395
                                                                                                  --------------------------------
   Total deposits                                                                                     323,152           306,923
Trading account liabilities                                                                            28,362            20,306
Purchased funds and other borrowings                                                                   43,826            37,826
Accrued taxes and other expense                                                                         6,503             8,955
Other liabilities                                                                                      20,720            18,209
Long-term debt and subordinated notes                                                                  18,942            22,501

STOCKHOLDER'S EQUITY
Preferred stock ($100 par value)                                                                        1,950               350
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period                               751               751
Surplus                                                                                                20,120            18,582
Retained earnings                                                                                      18,016            19,227
Accumulated other changes in equity from nonowner sources (1)                                            (934)           (1,287)
                                                                                                  --------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             39,903            37,623
                                                                                                  --------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                          $ 481,408         $ 452,343
===================================================================================================================================

(1) Amounts at September 30, 2002 and December 31, 2001 include the after-tax amounts for net unrealized gains (losses) on investment securities of $253 million and $17 million, respectively, for foreign currency translation of ($2.254) billion and ($1.460) billion, respectively, and for cash flow hedges of $1.067 million and $156 million, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three- and nine-month periods ended September 30, 2002 and 2001 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Net income for the third quarter and first nine months of 2002 and 2001 and the full years 2001, 2000 and 1999 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite-lived intangible assets which are no longer amortized are as follows:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,       FULL YEAR   FULL YEAR   FULL YEAR
                                             -------------------------------------------------------------------------------------
  IN MILLIONS OF DOLLARS                        2002         2001        2002        2001         2001        2000        1999
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME:
    Reported net income                         $ 2,973      $ 2,374     $ 8,477     $ 6,727      $ 9,642     $ 8,110     $ 6,571
    Goodwill amortization                             -           68           -         203          272         208         182
    Indefinite-lived intangible assets
     amortization                                     -            1           -           3            5           5           4
----------------------------------------------------------------------------------------------------------------------------------
       Adjusted net income                      $ 2,973      $ 2,443     $ 8,477     $ 6,933      $ 9,919     $ 8,323     $ 6,757
==================================================================================================================================

During the first nine months of 2002, no goodwill was impaired or written off. The Company recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.07 billion in the Global Investment Management segment.

The changes in goodwill during the third quarter of 2002 were as follows:

                                                                                            GLOBAL
                                                                                        CORPORATE AND      GLOBAL
                                                                            GLOBAL        INVESTMENT     INVESTMENT
IN MILLIONS OF DOLLARS                                                     CONSUMER          BANK        MANAGEMENT        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                                                $  13,058        $  4,029       $  2,053       $  19,140
Goodwill acquired during the period                                             115               -          1,070           1,185
Other(1)                                                                        404               8            (51)            361
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                                  $  13,577        $  4,037       $  3,072       $  20,686
-----------------------------------------------------------------------------------------------------------------------------------
Other(1)                                                                       (224)           (107)           (78)           (409)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                             $  13,353        $  3,930       $  2,994       $  20,277
===================================================================================================================================

(1) Other changes in goodwill includes foreign exchange effects on non-dollar denominated goodwill, purchase accounting adjustments and certain other reclassifications.

At September 30, 2002, $425 million of the Company's acquired trade names were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                    SEPTEMBER 30, 2002                              December 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                      GROSS CARRYING    ACCUMULATED    NET CARRYING   Gross Carrying   Accumulated    Net Carrying
IN MILLIONS OF DOLLARS                    AMOUNT       AMORTIZATION       AMOUNT          Amount       Amortization      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships        $ 4,053         $ 1,370         $ 2,683        $  4,084         $ 1,136        $ 2,948
Mortgage servicing rights                    1,819             903             916           2,248           1,075          1,173
Core deposit intangibles                       931              98             833             975              38            937
Other customer relationships                   980             279             701             709             197            512
Other (1)                                    1,424             169           1,255           2,124             334          1,790
                                      ---------------------------------------------------------------------------------------------
TOTAL AMORTIZING INTANGIBLE ASSETS         $ 9,207         $ 2,819         $ 6,388        $ 10,140         $ 2,780        $ 7,360

Indefinite-lived intangible assets                                             425                                              -
                                      ---------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS                                                    $ 6,813                                        $ 7,360
===================================================================================================================================

(1)  Primarily contract-related intangible assets.

The intangible assets recorded during the first nine months of 2002 and their respective amortization periods were as follows:

                                                                                   NINE MONTHS ENDED         WEIGHTED-AVERAGE
IN MILLIONS OF DOLLARS                                                            SEPTEMBER 30, 2002   AMORTIZATION PERIOD IN YEARS
------------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                                $ 520                      15
Other customer relationships                                                               210                       9
Other (1)                                                                                   35                      22
                                                                                 ----------------------
Total intangible assets recorded during the period (2)                                   $ 765
====================================================================================================================================

(1) Represents present value of future profits acquired during the first nine months of 2002 that will be amortized on an accelerated basis over 22 years.
(2) There was no significant residual value estimated for the intangible assets recorded during the first nine months of 2002.

Intangible assets amortization expense was $201 million and $184 million for the three months ended September 30, 2002 and 2001, respectively, and $574 million and $521 million for the nine months ended September 30, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $190 million for the remainder of 2002, $750 million in 2003, $700 million in 2004, $660 million in 2005, $610 million in 2006, and $570 million in 2007.

ADOPTION OF EITF 99-20
During the third quarter of 2001, the Company adopted Emerging Issues Task Force
(EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $111 million after-tax, recorded as a charge to earnings, and an increase of $88 million included in other changes in stockholder's equity from nonowner sources.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES In September 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements.

3.  BUSINESS DEVELOPMENTS

ACQUISITION OF GOLDEN STATE BANCORP

On November 6, 2002, Citigroup completed its acquisition of Golden State Bancorp (Golden State) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares for all of the outstanding shares of Golden State. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced.

Golden State was the parent company of California Federal Bank, the second largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth largest mortgage servicer. As of September 30, 2002, it had $25 billion in deposits, $51 billion in assets and 354 branches in California and Nevada.

4.  BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's industry segments:

                                                                                              INCOME (LOSS)
                                                                                            BEFORE CUMULATIVE
                                                 TOTAL REVENUES, NET  PROVISION (BENEFIT)  EFFECT OF ACCOUNTING
                                                 OF INTEREST EXPENSE  FOR INCOME TAXES       CHANGES(1)(2)      IDENTIFIABLE ASSETS
                                                ------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED SEPTEMBER 30,
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE     ----------------------------------------------------------------SEPT. 30,  Dec. 31,
 ASSETS IN BILLIONS                                2002      2001(3)     2002     2001(3)     2002     2001(3)     2002     2001(3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                     9,025     8,056      1,148      1,003     2,106      1,764       344       343
Global Corporate and Investment Bank                3,247     3,213        401        423       786        778       263       255
Global Investment Management                          717       676         68         55       167        106        34        31
Proprietary Investment Activities                    (128)     (347)       (54)      (133)     (135)      (240)        8         9
Corporate/Other                                       109       252        (81)       (69)       49        (34)        6         9
                                                ------------------------------------------------------------------------------------
TOTAL                                              12,970    11,850      1,482      1,279     2,973      2,374       655       647
====================================================================================================================================

                                                                                                                   INCOME (LOSS)
                                                                                                                 BEFORE CUMULATIVE
                                                                      TOTAL REVENUES, NET  PROVISION (BENEFIT) EFFECT OF ACCOUNTING
                                                                      OF INTEREST EXPENSE    FOR INCOME TAXES      CHANGES(1)(2)
                                                                     ---------------------------------------------------------------
                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                   2002     2001(3)     2002     2001(3)     2002     2001(3)
------------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                                         25,730     22,205     3,057      2,615     5,672     4,557
Global Corporate and Investment Bank                                     9,800      9,319     1,185      1,244     2,388     2,217
Global Investment Management                                             2,268      1,878       209        182       513       307
Proprietary Investment Activities                                         (106)       (98)      (66)       (79)     (171)      (93)
Corporate/Other                                                            482        808       (40)       (57)       75      (261)
                                                                     ---------------------------------------------------------------
TOTAL                                                                   38,174     34,112     4,345      3,905     8,477     6,727
====================================================================================================================================

(1) Results in the 2002 third quarter and nine-month periods reflect after-tax restructuring-related credits (charges) in Global Consumer of $15 million and $25 million, in Global Corporate and Investment Bank of $5 million and $1 million, in Global Investment Management of $1 million and ($9) million, respectively and in Corporate/Other of $1 million in both periods. The 2001 third quarter and nine-month results reflect after-tax restructuring-related credits (charges) in Global Consumer of ($73) million and ($143) million, in Global Corporate and Investment Bank of ($6) million and ($79) million, in Global Investment Management of ($8) million and ($15) million, and in Corporate/Other of $3 million and $9 million, respectively.
(2) Results in the 2002 third quarter and nine-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.9 billion and $5.5 billion, in Global Corporate and Investment Bank of $798 million and $1.9 billion, in Global Investment Management of $64 million and $241 million, respectively, and in Proprietary Investment Activities of $9 million and $9 million, respectively, and in Corporate/Other of ($9) million in the nine-month period. The 2001 third quarter and nine-month results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.4 billion and $4.0 billion, in Global Corporate and Investment Bank of $217 million and $772 million, in Global Investment Management of $64 million and $118 million and in Corporate/Other of $162 million and $488 million, respectively.
(3)  Reclassified to conform to the current period's presentation.

5.   INVESTMENTS

                                                                                                    SEPTEMBER 30,    December 31,
IN MILLIONS OF DOLLARS                                                                                  2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available-for-sale, at fair value                                       $  84,271         $  79,414
Equity securities, primarily at fair value                                                              4,963             5,388
Venture capital, at fair value (1)                                                                      3,549             4,316
Short-term and other                                                                                      329               497
                                                                                                  ---------------------------------
                                                                                                    $  93,112         $  89,615
====================================================================================================================================

(1) For the nine months ended September 30, 2002, net losses on investments held by venture capital subsidiaries totaled $201 million of which $408 million and $801 million represented gross unrealized gains and losses, respectively. For the nine months ended September 30, 2001, net losses on investments held by venture capital subsidiaries totaled $226 million, of which $538 million and $847 million represented gross unrealized gains and losses, respectively.

The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2002 and December 31, 2001 were as follows:

                                                                 SEPTEMBER 30, 2002                       December 31, 2001 (1)
                                                 ---------------------------------------------------------------------------------
                                                                     GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED                   Amortized
IN MILLIONS OF DOLLARS                                  COST         GAINS        LOSSES    FAIR VALUE          Cost   Fair  Value
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY(2)       $     69       $     -         $   -      $     69      $     11      $     11
                                                 ---------------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury and Federal agencies                  $ 23,648       $   557         $   2      $ 24,203      $ 18,400      $ 18,480
State and municipal                                    6,297           576             2         6,871         5,761         5,880
Foreign government                                    40,936           141           302        40,775        43,598        43,682
U.S. corporate                                         5,385           180           334         5,231         5,905         5,858
Other debt securities                                  7,158            45            81         7,122         5,442         5,503
                                                 ---------------------------------------------------------------------------------
                                                      83,424         1,499           721        84,202        79,106        79,403
                                                 ---------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                              $ 83,493       $ 1,499         $ 721      $ 84,271      $ 79,117      $ 79,414
==================================================================================================================================
Equity securities(3)                                   5,032           168           237         4,963         5,218         5,388
==================================================================================================================================

(1) At December 31, 2001, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $1.146 billion and $679 million, respectively.
(2)  Recorded at amortized cost.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

6.  TRADING ACCOUNT ASSETS AND LIABILITIES

                                                                                                      SEPT. 30,         Dec. 31,
IN MILLIONS OF DOLLARS                                                                                  2002              2001
----------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal Agency Securities                                                          $    859          $    405
Foreign Government, Corporate and Other Securities                                                     22,595            17,375
Derivative and Foreign Exchange Contracts (1)                                                          25,750            21,685
                                                                                                  --------------------------------
                                                                                                     $ 49,204          $ 39,465
==================================================================================================================================
TRADING ACCOUNT LIABILITIES
Securities Sold, Not Yet Purchased                                                                   $  2,874          $  4,035
Derivative and Foreign Exchange Contracts (1)                                                          22,115            18,298
                                                                                                  --------------------------------
                                                                                                     $ 24,989          $ 22,333
==================================================================================================================================

(1)  Net of master netting agreements and securitization.

7.  DERIVATIVES AND OTHER ACTIVITIES

The following table summarizes certain information related to the Company's hedging activities for the three and nine months ended September 30, 2002 and 2001:

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ------------------------------------------------------------------
IN MILLIONS OF DOLLARS                                                2002             2001              2002             2001
----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings                         $  (13)           $  (16)          $   16             $  93
Net gain (loss) excluded from assessment of effectiveness                88               (11)              86                60
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                             (2)                8                5                19
Amount excluded from assessment of effectiveness                          -                 -                -                 -
NET INVESTMENT HEDGES:
Net gain (loss) included in foreign currency translation
  adjustment within accumulated other changes in equity
  from nonowner sources                                                 229                71             (834)              234
----------------------------------------------------------------------------------------------------------------------------------

The accumulated other changes in equity from nonowner sources from cash flow hedges for the nine months ended September 30, 2002 and 2001 can be summarized as follows (net of taxes):

IN MILLIONS OF DOLLARS                                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, (1)                                                                              $   312             $  65
Net gain (loss) from cash flow hedges                                                                      115               (40)
Net amounts reclassified to earnings                                                                       (99)              (31)
                                                                                                     ------------------------------
BALANCE AT MARCH 31,                                                                                   $   328             $  (6)
Net gain from cash flow hedges                                                                             593                35
Net amounts reclassified to earnings                                                                      (140)              (28)
                                                                                                     ------------------------------
BALANCE AT JUNE 30,                                                                                    $   781             $   1
Net gain from cash flow hedges                                                                             694               180
Net amounts reclassified to earnings                                                                      (164)              (23)
                                                                                                     ------------------------------
BALANCE AT SEPTEMBER 30,                                                                               $ 1,311             $ 158
===================================================================================================================================

(1) Balance at January 1, 2001 results from the cumulative effect of the accounting change for cash-flow hedges.

8.  RESTRUCTURING-RELATED ITEMS

                                                                                     RESTRUCTURING INITIATIVES
                                                                 -----------------------------------------------------------------
IN MILLIONS OF DOLLARS                                               2002              2001             2000             Total
----------------------------------------------------------------------------------------------------------------------------------
RESTRUCTURING CHARGES                                                $  42            $  315           $  576            $  933
Acquisitions (1)                                                         -               112               23               135
Utilization (2)                                                        (20)             (336)            (546)             (902)
Changes in estimates                                                     -               (32)             (53)              (85)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                                        $  22            $   59           $    -            $   81
==================================================================================================================================

(1) Represents additions to restructuring liabilities arising from acquisitions.
(2) Utilization amounts include translation effects on the restructuring reserve.

During the first quarter of 2002, Citicorp recorded restructuring charges of $42 million, primarily consisting of the downsizing of Global Consumer and Global Corporate and Investment Bank operations in Argentina. Through September 30, 2002, utilization of this reserve included $20 million of severance and other costs which were paid in cash. Utilization of this reserve in the 2002 third quarter and first nine months was $16 million and $20 million, respectively.

During 2001, Citicorp recorded restructuring charges of $315 million. Of the $315 million, $186 million related to the downsizing of certain functions in the Global Corporate and Investment Bank and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizings, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are expected to be substantially implemented this year. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

The $299 million related to employee severance reflects the cost of eliminating approximately 10,160 positions, including 4,200 in Citicorp's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 1,060 in the Global Corporate and Investment Bank business related to other restructuring initiatives. Approximately 1,220 of these positions are in the United States.

Through September 30, 2002, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $271 million of severance and other costs (of which $205 million of employee severance and $29 million of leasehold and other exit costs have been paid in cash and $37 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2002 third quarter and first nine months was $53 million and $103 million, respectively. Through September 30, 2002, approximately 10,500 gross staff positions have been eliminated under these programs, including approximately 1,700 in the 2002 third quarter and 4,000 in the first nine months of 2002.

During 2000, Citicorp recorded restructuring charges of $576 million, primarily consisting of exit costs related to the acquisition of Associates. The charges included $238 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

Of the $576 million charge, $474 million related to the acquisition of Associates and included the reconfiguration of certain branch operations, the exit from non-strategic businesses and from activities as mandated by federal bank regulations, and the consolidation and integration of corporate, middle and back office functions. In the Global Consumer business, $51 million includes the reconfiguration of certain branch operations outside the United States and the downsizing and consolidation of certain back office functions in the United States. Approximately $440 million of the $576 million charge related to operations in the United States.

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

The 2000 restructuring reserve was fully utilized at September 30, 2002, including $184 million of asset impairment charges and $362 million of severance and other exit costs (of which $184 million of employee severance and $126 million of leasehold and other exit costs have been paid in cash and $52 million is legally obligated), together with translation effects. Utilization of the 2000 restructuring reserve in the 2002 third quarter and nine months was $10 million and $63 million, respectively. Through September 30, 2002, approximately 6,350 staff positions have been eliminated under these programs including approximately 150 in the 2002 third quarter and 1,100 in the first nine months of 2002.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $8 million were recognized in the first nine months of 2002, and $4 million and $48 million were recognized in the 2001 third quarter and first nine months of 2001.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the third quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $21 million, and a reduction of reserves for prior restructuring initiatives of $11 million. Changes in estimates during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million, a reduction of the reserve for 2000 restructuring initiatives of $24 million and a reduction of reserves for prior restructuring initiatives of $13 million. Changes in estimates during 2001 resulted in a reduction of the reserve for 2001 restructuring initiatives of $5 million during the third quarter of 2001 and a reduction of $29 million for 2000 restructuring initiatives during the fourth quarter of 2001.

Additional information about restructuring-related items, including the business segments affected, may be found in Citicorp's 2001 Form 10-K.

9.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the nine-month period ended September 30, 2002 are as follows:

                                                                                                                     ACCUMULATED
                                                                NET UNREALIZED       FOREIGN                         OTHER CHANGES
                                                                   GAINS ON          CURRENCY                       IN EQUITY FROM
                                                                  INVESTMENT       TRANSLATION      CASH FLOW          NONOWNER
IN MILLIONS OF DOLLARS                                            SECURITIES        ADJUSTMENT       HEDGES            SOURCES
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                          $  219          $ (1,892)         $   312         $ (1,361)
Unrealized losses on investment securities, after-tax (1)             (103)                -                -             (103)
Foreign currency translation adjustment, after-tax (2)                   -              (402)               -             (402)
Cash flow hedges, after-tax                                              -                 -               16               16
-----------------------------------------------------------------------------------------------------------------------------------
Change                                                                (103)             (402)              16             (489)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                                116            (2,294)             328           (1,850)
Unrealized losses on investment securities, after-tax                  (58)                -                -              (58)
Foreign currency translation adjustment, after-tax (3)                   -              (811)               -             (811)
Cash flow hedges, after-tax                                              -                 -              453              453
-----------------------------------------------------------------------------------------------------------------------------------
Change                                                                 (58)             (811)             453             (416)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                                                  58            (3,105)             781           (2,266)
Unrealized gains on investment securities, after-tax (4)               305                 -                -              305
Foreign currency translation adjustment, after-tax (5)                   -              (417)               -             (417)
Cash flow hedges, after-tax                                              -                 -              530              530
-----------------------------------------------------------------------------------------------------------------------------------
Current period change                                                  305              (417)             530              418
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                                         $  363          $ (3,522)         $ 1,311         $ (1,848)
===================================================================================================================================

(1) Primarily reflects the impact of a rising interest rate yield curve on fixed-income securities.
(2) Includes the $512 million after-tax impact of translating Argentina's net assets into the U.S. dollar equivalent. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continue, the functional currency of the Argentine branch and subsidiaries was changed in the 2002 first quarter from the U.S. dollar to the Argentine peso.
(3) Primarily reflects the decline in the Mexican peso against the U.S. dollar, and includes the $77 million after-tax impact of translating Argentina's operations into the U.S. dollar equivalent.
(4) Primarily reflects realized losses resulting from the sale of securities and a declining interest rate yield curve on fixed-income securities.
(5)  Primarily reflects the decline in the Mexican peso against the U.S. dollar.

10. SECURITIZATIONS

ACCOUNTING POLICIES

Citicorp securitizes, sells and services various consumer and commercial loans. Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts and servicing rights. The Company retains a seller's interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Other retained interests are primarily recorded as investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. The Company values its securitized retained interests at fair value using either financial models, quoted market prices or sales of similar assets. Where quoted market prices are generally not available, the Company estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including payment speeds, credit losses and discount rates. Gains are recognized at the time of securitization and are reported in other income.

For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by Citicorp as seller of the transferred assets. For all other securitizations in which Citicorp participates, an evaluation is made of whether the Company controls the entity by considering several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citicorp are consolidated.

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

SECURITIZATION ACTIVITIES

Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include home equity loans, auto loans and student loans.

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

The Company also originates and sells first mortgage loans in the ordinary course of its mortgage banking activities. The Company sells certain of these loans to the Government National Mortgage Association (GNMA) with the servicing rights retained. GNMA has the primary recourse obligation on the individual loans; however, GNMA's recourse obligation is capped at a fixed amount per loan. Any losses above that fixed amount are borne by Citicorp as the seller/servicer.

The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2002 and 2001:

                                                    THREE MONTHS ENDED                              THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2002                              SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                     CREDIT CARDS       MORTGAGES AND OTHER(1)       CREDIT CARDS      MORTGAGES AND OTHER(1)
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations            $  1.3                   $ 5.1                  $  5.8                  $ 6.1
Proceeds from collections reinvested
  in new receivables                           32.7                       -                    32.6                      -
Servicing fees received                         0.3                     0.2                     0.3                    0.1
Cash flows received on retained
  interests and other net cash flows            1.0                     0.1                     0.9                    0.1
===================================================================================================================================

                                                     NINE MONTHS ENDED                              NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2002                              SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS                     CREDIT CARDS       MORTGAGES AND OTHER(1)      CREDIT CARDS       MORTGAGES AND OTHER(1)
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations            $  6.9                  $ 15.5                  $ 17.6                 $ 13.6
Proceeds from collections reinvested
  in new receivables                           99.7                       -                    96.5                      -
Servicing fees received                         0.9                     0.4                     0.9                    0.2
Cash flows received on retained
  interests and other net cash flows            2.9                     0.4                     2.7                    0.2
===================================================================================================================================

(1) Other includes auto loans and student loans.

The Company recognized gains on securitizations of mortgages of $60 million and $51 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $115 million and $144 million for the nine-month periods ended September 30, 2002 and 2001, respectively. In the third quarter of 2002 the Company recorded gains of $239 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the first six months of 2002 were $40 million.

Key assumptions used for credit cards, mortgages and other assets during the nine months ended September 30, 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

                                                                                    CREDIT CARDS       MORTGAGES AND OTHER(1)
-----------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                              10.0%                        12.0%
Constant prepayment rate                                                                   17.5%                3.0% to  6.6%
Anticipated net credit losses                                                               5.6%               0.03% to 0.24%
=============================================================================================================================

(1)  Other includes student loans.

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

At September 30, 2002, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

                                                                                     CONSTANT PREPAYMENT     ANTICIPATED NET
KEY ASSUMPTIONS AT SEPTEMBER 30, 2002:                            DISCOUNT RATE             RATE              CREDIT LOSSES
------------------------------------------------------------------------------------------------------------------------------
Mortgages                                                                    9.3%                   38.3%                 0.04%
Credit cards                                                                10.0%                   17.5%                  5.6%
Auto loans                                                                  11.0%          16.0% to 20.6%         8.4% to 15.8%
Manufactured housing loans                                                  12.8%                   10.5%                 13.9%
------------------------------------------------------------------------------------------------------------------------------

IN MILLIONS OF DOLLARS                                                                                       SEPTEMBER 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
Carrying value of retained interests                                                                                    $ 2,477
--------------------------------------------------------------------------------------------------------------------------------
Discount rate
+10%                                                                                                                    $   (88)
+20%                                                                                                                    $  (167)
--------------------------------------------------------------------------------------------------------------------------------
Constant prepayment rate
+10%                                                                                                                    $  (190)
+20%                                                                                                                    $  (362)
--------------------------------------------------------------------------------------------------------------------------------
Anticipated net credit losses
+10%                                                                                                                    $  (112)
+20%                                                                                                                    $  (232)
================================================================================================================================

MANAGED LOANS

For the loan portfolios where the Company continues to manage loans after they have been securitized, the following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at September 30, 2002 and December 31, 2001, and credit losses, net of recoveries, for the three and nine-month periods ended September 30, 2002 and 2001.

                                                                       SEPTEMBER 30, 2002                 DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                  CREDIT CARD                        CREDIT CARD
MANAGED LOANS                                                     RECEIVABLES       OTHER(1)         RECEIVABLES       OTHER(1)
---------------------------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS
Principal amounts, at period end:
Total managed                                                     $  110.8           $  31.2         $  108.7           $  20.9
Securitized amounts                                                  (64.6)                -            (67.0)                -
---------------------------------------------------------------------------------------------------------------------------------
On-balance sheet(2)                                               $   46.2           $  31.2         $   41.7           $  20.9
=================================================================================================================================

IN MILLIONS OF DOLLARS
---------------------------------------------------------------------------------------------------------------------------------
Delinquencies, at period end:
Total managed                                                     $  2,066           $ 1,091         $  2,141           $ 1,112
Securitized amounts                                                 (1,104)                -           (1,268)               (4)
---------------------------------------------------------------------------------------------------------------------------------
On-balance sheet (2)                                              $    962           $ 1,091         $    873           $ 1,108
---------------------------------------------------------------------------------------------------------------------------------

                                       THREE MONTHS ENDED                                      NINE MONTHS ENDED
                                          SEPTEMBER 30,                                           SEPTEMBER 30,
                          -------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS           2002                        2001                        2002                        2001
---------------------------------------------------------------------------------------------------------------------------------
                      CREDIT CARD                 CREDIT CARD                 CREDIT CARD                 CREDIT CARD
                      RECEIVABLES    OTHER(1)     RECEIVABLES    OTHER(1)     RECEIVABLES    OTHER(1)     RECEIVABLES    OTHER(1)
---------------------------------------------------------------------------------------------------------------------------------
Credit losses,
 net of recoveries:
Total managed          $ 1,601         $ 104       $ 1,433         $ 159      $  4,965         $ 328      $  4,034         $ 458
Securitized amounts       (874)            -          (790)          (22)       (2,798)            -        (2,270)          (70)
---------------------------------------------------------------------------------------------------------------------------------
On-balance sheet (1)   $   727         $ 104       $   643         $ 137      $  2,167         $ 328      $  1,764         $ 388
=================================================================================================================================

(1)   Includes home equity loans and auto loans.
(2)   Includes loans held-for-sale.

SERVICING RIGHTS

The fair value of capitalized mortgage loan servicing rights was $916 million, $1.173 billion and $991 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
IN MILLIONS OF DOLLARS                                                    SEPTEMBER 30,                      SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                      2002             2001              2002             2001
                                                                 -----------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                        $ 1,381           $ 1,092          $ 1,173           $ 1,069
Originations                                                             95               126              330               293
Purchases                                                                 -                 -              190                 -
Amortization                                                            (45)              (55)            (130)             (137)
Gain (loss) on change in MSR value                                        2              (158)              26               (83)
Provision for impairment                                               (518)              (19)            (681)             (132)
Other                                                                     1                 5                8               (19)
                                                                 -----------------------------------------------------------------
BALANCE, END OF PERIOD                                              $   916           $   991          $   916           $   991
==================================================================================================================================

The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
IN MILLIONS OF DOLLARS                                                    SEPTEMBER 30,                      SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                      2002             2001              2002             2001
                                                                  ---------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                         $ 316             $ 132            $ 153             $  19
Provision for impairment(1)                                            518                19              681               132
                                                                  ---------------------------------------------------------------
BALANCE, END OF PERIOD                                               $ 834             $ 151            $ 834              $151
=================================================================================================================================

(1) The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

11. CONTINGENCIES

For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. In addition, in the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

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

AFCC has a combination of unutilized credit facilities with unaffiliated banks of $5.4 billion as of September 30, 2002 which have maturities ranging from 2002 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2002, this requirement was exceeded by approximately $52.7 billion. Citicorp also has guaranteed various debt obligations of AFCC and CCC.

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                        THREE MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                  CITICORP                           OTHER CITICORP
                                                   PARENT                           SUBSIDIARIES AND   CONSOLIDATING    CITICORP
IN MILLIONS OF DOLLARS                             COMPANY      CCC        AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                       $ 1,783    $     -    $      -     $       -          $ (1,783)      $      -
Interest from subsidiaries                             617          -           -          (617)                -              -
Interest on loans, including fees - third party          -      1,737       2,025         7,622            (1,737)         9,647
Interest on loans, including fees - intercompany         -         61          62           (62)              (61)             -
Other interest revenue                                   -         43          63         2,189               (43)         2,252
Fees, commissions and other revenues - third            23        143         146         5,021              (143)         5,190
party
Fees, commissions and other revenues -
 intercompany                                            -          5           6            (6)               (5)             -
                                                 ----------------------------------------------------------------------------------
                                                     2,423      1,989       2,302        14,147            (3,772)        17,089
                                                 ----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third party         662          -          16           (52)                -            626
Interest on other borrowed funds - intercompany          -         22           6            (6)              (22)             -
Interest and fees paid to subsidiaries                  32          -           -           (32)                -              -
Interest on long-term debt - third party                 -         64         325           582               (64)           907
Interest on long-term debt - intercompany                -        461         317          (317)             (461)             -
Interest on deposits                                     -          4           5         2,581                (4)         2,586
Benefits, claims, and credit losses                      -        430         507         2,304              (430)         2,811
Other expense - third party                             54        406         517         5,101              (406)         5,672
Other expense - intercompany                             -          -          13           (13)                -              -
                                                 ----------------------------------------------------------------------------------
                                                       748      1,387       1,706        10,148            (1,387)        12,602
                                                 ----------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 AND EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES                                     1,675        602         596         3,999            (2,385)         4,487
Income tax (benefit)                                    61        208          95         1,326              (208)         1,482
Minority interest, net of income taxes                   -          -           -            32                 -             32
Equity in undistributed income of subsidiaries       1,359          -           -             -            (1,359)             -
                                                 ----------------------------------------------------------------------------------
NET INCOME                                         $ 2,973    $   394    $    501     $   2,641          $ (3,536)      $  2,973
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

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                        THREE MONTHS ENDED SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                       $      31  $      -  $      -   $          -        $   ( 31)      $       -
Interest from subsidiaries                               756         -         -           (756)              -               -
Interest on loans, including fees - third party            -     1,859     2,575          7,688          (1,859)         10,263
Interest on loans, including fees - intercompany           -        94       565           (565)            (94)              -
Other interest revenue                                     -        57        68          2,317             (57)          2,385
Fees, commissions and other revenues                     (41)      201       563          4,253            (201)          4,775
                                                   -------------------------------------------------------------------------------
                                                         746     2,211     3,771         12,937          (2,242)         17,423
                                                   -------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third party           729         -        76            149               -             954
Interest on other borrowed funds - intercompany            -       401       175           (175)           (401)              -
Interest and fees paid to subsidiaries                    33         -         -            (33)              -               -
Interest on long-term debt - third party                   -        84       451            878             (84)          1,329
Interest on long-term debt - intercompany                  -       610       372           (372)           (610)              -
Interest on deposits                                       -         5        53          3,237              (5)          3,290
Benefits, claims, and credit losses                        -       379       650          1,232            (379)          1,882
Other expense -  third party                              23       474       784          5,483            (474)          6,290
Other expense - intercompany                               -       (43)        -              -              43               -
                                                   -------------------------------------------------------------------------------
                                                         785     1,910     2,561         10,399          (1,910)         13,745
                                                   -------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                        (39)      301     1,210          2,538            (332)          3,678
Income tax (benefit)                                     (55)      102       442            892            (102)          1,279
Minority interest, net of income taxes                     -         -         -             25               -              25
Equity in undistributed income of subsidiaries         2,358         -         -              -          (2,358)              -
                                                   -------------------------------------------------------------------------------
NET INCOME                                         $   2,374  $    199  $    768   $      1,621        $ (2,588)      $   2,374
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

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                       $   6,607  $      -  $      -   $          -        $ (6,607)      $       -
Interest from subsidiaries                             1,360         -         -         (1,360)              -               -
Interest on loans, including fees - third party           10     5,199     6,030         22,218          (5,199)         28,258
Interest on loans, including fees - intercompany           -       201       185           (185)           (201)              -
Other interest revenue                                     -       130       198          6,589            (130)          6,787
Fees, commissions and other revenues - third party       (16)      459       594         14,318            (459)         14,896
Fees, commissions and other revenues -
 intercompany                                              -         8        12            (12)             (8)              -
                                                   -------------------------------------------------------------------------------
                                                       7,961     5,997     7,019         41,568         (12,604)         49,941
                                                   -------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third party         1,465         2        41            486              (2)          1,992
Interest on other borrowed funds - intercompany            -       147       119           (119)           (147)              -
Interest and fees paid to subsidiaries                   103         -         -           (103)              -               -
Interest on long-term debt - third party                   -       210     1,087          1,797            (210)          2,884
Interest on long-term debt - intercompany                  -     1,291       810           (810)         (1,291)              -
Interest on deposits                                       -        12        14          6,877             (12)          6,891
Benefits, claims, and credit losses                        -     1,289     1,546          6,175          (1,289)          7,721
Other expense - third party                               95     1,228     1,578         15,880          (1,228)         17,553
Other expense - intercompany                               -         -        18            (18)              -               -
                                                   -------------------------------------------------------------------------------
                                                       1,663     4,179     5,213         30,165          (4,179)         37,041
                                                   -------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                      6,298     1,818     1,806         11,403          (8,425)         12,900
Income tax (benefit)                                      (2)      645       539          3,808            (645)          4,345
Minority interest, net of income taxes                     -         -         -             78               -              78
Equity in undistributed income of subsidiaries         2,177         -         -              -          (2,177)              -
                                                   -------------------------------------------------------------------------------
NET INCOME                                         $   8,477  $  1,173  $  1,267   $      7,517        $ (9,957)      $   8,477
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

CONDENSED CONSOLIDATING INCOME STATEMENTS (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                       $   2,968  $      -  $      -   $          -        $ (2,968)      $       -
Interest from subsidiaries                             2,143         -         -         (2,143)              -               -
Interest on loans, including fees - third party            -     5,266     7,508         22,434          (5,266)         29,942
Interest on loans, including fees - intercompany           -        94     1,317         (1,317)            (94)              -
Other interest revenue                                    10       247       337          6,032            (247)          6,379
Fees, commissions and other revenues                      21       490     1,404         12,871            (490)         14,296
                                                   -------------------------------------------------------------------------------
                                                       5,142     6,097    10,566         37,877          (9,065)         50,617
                                                   -------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third party         2,038         -       195            397               -           2,630
Interest on other borrowed funds - intercompany            -     1,007       724           (724)         (1,007)              -
Interest and fees paid to subsidiaries                   107         -         -           (107)              -               -
Interest on long-term debt - third party                   -       258     1,812          2,204            (258)          4,016
Interest on long-term debt - intercompany                  -     1,700     1,010         (1,010)         (1,700)              -
Interest on deposits                                       -        13        70          9,789             (13)          9,859
Benefits, claims, and credit losses                        -     1,044     1,889          3,449          (1,044)          5,338
Other expense - third party                               69     1,477     2,505         15,377          (1,477)         17,951
Other expense - intercompany                               -       (43)        -              -              43               -
                                                   -------------------------------------------------------------------------------
                                                       2,214     5,456     8,205         29,375          (5,456)         39,794
                                                   -------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
 AND EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARIES                                       2,928       641     2,361          8,502          (3,609)         10,823
Income tax (benefit)                                     (48)      223       880          3,073            (223)          3,905
Minority interest, net of income taxes                     -         -         -             47               -              47
Cumulative effect of accounting changes                    -         -      (125)           (19)              -            (144)
Equity in undistributed income of subsidiaries         3,751         -         -              -          (3,751)              -
                                                   -------------------------------------------------------------------------------
NET INCOME                                         $   6,727  $    418  $  1,356   $      5,363        $ (7,137)      $   6,727
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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                               SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party              $       3  $    530  $    671   $     10,588        $     (530)    $  11,262
Cash and due from banks - intercompany                    18        21       367           (385)              (21)            -
Deposits at interest with banks - third party              -         -         -         15,183                 -        15,183
Deposits at interest with banks - intercompany         2,407         -         -         (2,407)                -             -
Investments                                              405     2,506     4,601         88,106            (2,506)       93,112
Loans, net of unearned income - third party                -    56,779    66,421        335,870           (56,779)      402,291
Loans, net of unearned income - intercompany               -     6,986     4,238         (4,238)           (6,986)            -
Allowance for credit losses                                -      (882)   (1,173)        (9,547)              882       (10,720)
                                                   -------------------------------------------------------------------------------
Total loans, net                                           -    62,883    69,486        322,085           (62,883)      391,571
Advances to subsidiaries                              40,061         -         -        (40,061)                -             -
Investments in subsidiaries                           73,028         -         -              -           (73,028)            -
Other assets - third party                               361     4,038     7,628        136,177            (4,038)      144,166
Other assets - intercompany                                -        74       315           (315)              (74)            -
                                                   -------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 116,283  $ 70,052  $ 83,068   $    528,971        $ (143,080)    $ 655,294
                                                   ===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                           $       -  $    983  $  1,180   $    394,046        $     (983)    $ 395,226
Purchased funds and other borrowings - third
 party                                                14,791        44     1,638         43,370               (44)       59,799
Purchased funds and other borrowings -
 intercompany                                              -     4,466       690           (690)           (4,466)            -
Long-term debt - third party                          30,147     3,342    23,571         12,342            (3,342)       66,060
Long-term debt - intercompany                              -    51,325    44,637        (44,637)          (51,325)            -
Advances from subsidiaries                             2,720         -         -         (2,720)                -             -
Other liabilities - third party                        1,986     2,252     3,650         61,934            (2,252)       67,570
Other liabilities - intercompany                           -       872       121           (121)             (872)            -
Stockholder's equity                                  66,639     6,768     7,581         65,447           (79,796)       66,639
                                                   -------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 116,283  $ 70,052  $ 83,068   $    528,971        $ (143,080)    $ 655,294
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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                                                                               DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party              $       3  $    489  $  1,575   $     11,990        $     (489)    $  13,568
Cash and due from banks - intercompany                    15       150       161           (176)             (150)            -
Deposits at interest with banks - third party              1         -         -         19,209                 -        19,210
Deposits at interest with banks - intercompany         2,454         -         -         (2,454)                -             -
Investments                                              482     2,498     4,658         84,475            (2,498)       89,615
Loans, net of unearned income - third party            1,197    56,707    65,497        324,979           (56,707)      391,673
Loans, net of unearned income - intercompany               -     5,422     1,290         (1,290)           (5,422)            -
Allowance for credit losses                                -    (1,001)   (1,286)        (8,802)            1,001       (10,088)
                                                   -------------------------------------------------------------------------------
Total loans, net                                       1,197    61,128    65,501        314,887           (61,128)      381,585
Advances to subsidiaries                              35,990         -         -        (35,990)                -             -
Investments in subsidiaries                           68,239         -         -              -           (68,239)            -
Other assets - third party                               361     4,393    12,262        130,343            (4,393)      142,966
Other assets - intercompany                               12         -     7,888         (7,900)                -             -
                                                   -------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 108,754  $ 68,658  $ 92,045   $    514,384        $ (136,897)    $ 646,944
                                                   ===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                           $       -  $    829  $  1,060   $    377,907        $     (829)    $ 378,967
Purchased funds and other borrowings - third
 party                                                12,951        83     2,027         41,934               (83)       56,912
Purchased funds and other borrowings -
 intercompany                                              -    22,920    19,207        (19,207)          (22,920)            -
Long-term debt - third party                          29,710     4,262    32,014         19,329            (4,262)       81,053
Long-term debt - intercompany                              -    31,930    26,023        (26,023)          (31,930)            -
Advances from subsidiaries                             1,622         -         -         (1,622)                -             -
Other liabilities - third party                          102     2,520     5,047         61,410            (2,520)       66,559
Other liabilities - intercompany                         916       610       380         (1,296)             (610)            -
Stockholder's equity                                  63,453     5,504     6,287         61,952           (73,743)       63,453
                                                   -------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 108,754  $ 68,658  $ 92,045   $    514,384        $ (136,897)    $ 646,944
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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $   7,079  $  3,523  $  4,618   $      6,843        $   (3,523)    $  18,540
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                                             (33)   (1,765)   (2,028)      (272,890)            1,765      (274,951)
   Proceeds from sales                                   110     1,565     1,516        223,069            (1,565)      224,695
   Maturities                                              -       255       403         42,732              (255)       43,135
Changes in investments and advances -
 intercompany                                         (6,523)   (1,309)   (4,651)        11,174             1,309             -
Net increase in loans                                      -    (4,251)   (5,736)       (23,957)            4,251       (29,693)
Proceeds from sales of loans                               -         -         -         12,920                 -        12,920
Business acquisitions                                      -         -         -         (2,682)                -        (2,682)
Other investing activities                             1,203         -       447          2,847                 -         4,497
                                                   -------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                 (5,243)   (5,505)  (10,049)        (6,787)            5,505       (22,079)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                   -       157       256         16,003              (157)       16,259
Net change in purchased funds
  and other borrowings - third party                   1,840       (39)     (389)         2,192                39         3,643
Net change in purchased funds, other
 borrowings and advances - intercompany                  710   (17,199)   13,309        (14,019)           17,199             -
Proceeds from issuance of long-term debt-
 third party                                          44,462         -         -         (3,719)                -        40,743
Repayment of long-term debt - third party            (44,024)     (920)   (8,443)        (2,102)              920       (54,569)
Proceeds from issuance of long-term debt-
 intercompany, net                                         -    19,895         -              -           (19,895)            -
Dividends paid                                        (4,821)        -         -              -                 -        (4,821)
                                                   -------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                 (1,833)    1,894     4,733         (1,645)           (1,894)        1,255
                                                   -------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS                               -         -         -            (22)                -           (22)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                                       3       (88)     (698)        (1,611)               88        (2,306)
Cash and due from banks at
  beginning of period                                     18       639     1,736         11,814              (639)       13,568
                                                   -------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                                    $      21  $    551  $  1,038   $     10,203        $     (551)    $  11,262
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                           $     769  $  1,665  $  2,791   $      7,140        $   (1,665)    $  10,700
Income taxes                                             738       891       633          1,950              (891)        3,321
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                            -       658       658            139              (658)          797
==================================================================================================================================

(1) Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                    CITICORP                        OTHER CITICORP
                                                     PARENT                        SUBSIDIARIES AND   CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                              COMPANY      CCC      AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $     967  $ 13,639  $  3,829   $      3,121        $  (13,639)    $   7,917
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale
  and short-term and other
   Purchases                                          (6,165)   (1,068)     (865)      (223,965)            1,068      (230,995)
   Proceeds from sales                                 4,697       584     1,431        204,844              (584)      210,972
   Maturities                                              -         -       477         17,774                 -        18,251
Changes in investments and advances-
 intercompany                                        (29,268)  (49,947)    3,159         26,109            49,947             -
Net increase in loans                                      -    (7,560)   (8,175)       (23,036)            7,560       (31,211)
Proceeds from sales of loans                               -         -         -         18,516                 -        18,516
Business acquisitions                                      -         -         -         (6,869)                -        (6,869)
Other investing activities                               (24)       (7)       38        (20,382)                7       (20,368)
                                                   -------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                (30,760)  (57,998)   (3,935)        (7,009)           57,998       (41,704)
                                                   -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                   -       402       247         22,588              (402)       22,835
Net change in purchased funds
  and other borrowings - third party                  14,324      (329)  (18,261)        10,505               329         6,568
Net change in purchased funds, other
 borrowings and advances - intercompany                1,299    28,540    26,726        (28,025)          (28,540)            -
Proceeds from issuance of long-term debt-
 third party                                          19,750         -         -         12,916                 -        32,666
Repayment of long-term debt - third party             (1,921)     (201)   (7,340)       (10,867)              201       (20,128)
Proceeds from issuance of long-term debt-
 intercompany, net                                         -    15,986         -              -           (15,986)            -
Dividends paid                                        (3,668)        -        23            (23)                -        (3,668)
                                                   -------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             29,784    44,398     1,395          7,094           (44,398)       38,273
----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS                               -         -         -           (282)                -          (282)
                                                   -------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                                      (9)       39     1,289          2,924               (39)        4,204
Cash and due from banks at
  beginning of period                                     28       128       259         11,371              (128)       11,658
                                                   -------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT
  END OF PERIOD                                    $      19  $    167  $  1,548   $     14,295        $     (167)    $  15,862
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                           $   1,046  $  1,026  $  4,818   $     10,822        $   (1,026)    $  16,686
Income taxes                                           1,037       119       696            906              (119)        2,639
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                            -       366       366             72              (366)          438
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

FINANCIAL DATA SUPPLEMENT

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS -
QUARTERLY(1)(2)(3)

                                                  AVERAGE VOLUME             INTEREST REVENUE/EXPENSE          % AVERAGE RATE
                                          ------------------------------------------------------------------------------------------
                                           3RD QTR.  2nd Qtr.  3rd Qtr.   3RD QTR.   2nd Qtr.  3rd Qtr.  3RD QTR.  2nd Qtr. 3rd Qtr.
IN MILLIONS OF DOLLARS                      2002      2002      2001       2002       2002       2001      2002      2002    2001
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME)(4)
Consumer loans
     In U.S. offices                      $ 177,156 $ 166,965  $ 154,362  $  4,371  $   4,300  $  4,379      9.79    10.33   11.25
     In offices outside the U.S.(5)          88,191    87,574     82,353     2,767      2,600     2,649     12.45    11.91   12.76
                                          -------------------------------------------------------------
              Total consumer loans          265,347   254,539    236,715     7,138      6,900     7,028     10.67    10.87   11.78
                                          -------------------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial           30,751    31,611     38,938       487        502       697      6.28     6.37    7.10
         Lease financing                     14,453    14,913     15,406       283        308       338      7.77     8.28    8.70
         Mortgage and real estate               765       786        762         9          9        11      4.67     4.59    5.73
     In offices outside the U.S.(5)          86,544    88,942     96,469     1,731      1,761     2,190      7.94     7.94    9.01
                                          -------------------------------------------------------------
              Total commercial loans        132,513   136,252    151,575     2,510      2,580     3,236      7.51     7.60    8.47
                                          -------------------------------------------------------------
              Total loans(6)                397,860   390,791    388,290     9,648      9,480    10,264      9.62     9.73   10.49
                                          -------------------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                               5,898     5,599     10,270        26         24        92      1.75     1.72    3.55
In offices outside the U.S.(5)                2,658     2,765      5,895        75         73       104     11.19    10.59    7.00
                                          -------------------------------------------------------------
    Total                                     8,556     8,364     16,165       101         97       196      4.68     4.65    4.81
                                          -------------------------------------------------------------
INVESTMENTS
In U.S. offices
     Taxable                                 32,690    36,731     24,048       303        388       256      3.68     4.24    4.22
     Exempt from U.S. income tax              6,494     6,158      6,027       116        115       110      7.09     7.49    7.24
In offices outside the U.S.(5)               52,299    52,403     40,344       916        876       809      6.95     6.71    7.96
                                          -------------------------------------------------------------
    Total                                    91,483    95,292     70,419     1,335      1,379     1,175      5.79     5.80    6.62
                                          -------------------------------------------------------------
TRADING ACCOUNT ASSETS(7)
In U.S. offices                               6,973     6,879      5,214        66         65        67      3.76     3.79    5.10
In offices outside the U.S.(5)               16,962    15,031     13,690       285        326       316      6.67     8.70    9.16
                                          -------------------------------------------------------------
    Total                                    23,935    21,910     18,904       351        391       383      5.82     7.16    8.04
                                          -------------------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES         10,351    11,620     15,266       269        285       363     10.31     9.84    9.43
DEPOSITS AT INTEREST WITH BANKS(5)           16,511    18,030     21,285       230        247       303      5.53     5.49    5.65
                                          -------------------------------------------------------------
Total interest-earning assets               548,696   546,007    530,329  $ 11,934  $  11,879  $ 12,684      8.63     8.73    9.49
                                                                                    ==============================================
Non-interest-earning assets(7)               99,750    96,092     84,915
                                          ------------------------------
TOTAL ASSETS                              $ 648,446 $ 642,099  $ 615,244
==================================================================================================================================
DEPOSITS
In U.S. offices
     Savings deposits(8)                  $  94,561 $  91,222  $  76,457  $    324  $     279  $    481      1.36     1.23    2.50
     Other time deposits                     29,172    26,928     25,237       187        154       259      2.54     2.29    4.07
In offices outside the U.S.(5)              228,747   229,611    213,949     2,075      2,021     2,550      3.60     3.53    4.73
                                          -------------------------------------------------------------
    Total                                   352,480   347,761    315,643     2,586      2,454     3,290      2.91     2.83    4.14
                                          -------------------------------------------------------------
TRADING ACCOUNT LIABILITIES(7)
In U.S. offices                               3,060     2,948      2,617        10         11        10      1.30     1.50    1.52
In offices outside the U.S.(5)                  592       568        504         5          4         3      3.35     2.82    2.36
                                          -------------------------------------------------------------
    Total                                     3,652     3,516      3,121        15         15        13      1.63     1.71    1.65
                                          -------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                              36,057    38,467     46,748       205        256       386      2.26     2.67    3.28
In offices outside the U.S.(5)               18,919    20,524     23,287       406        385       555      8.51     7.52    9.46
                                          -------------------------------------------------------------
    Total                                    54,976    58,991     70,035       611        641       941      4.41     4.36    5.33
                                          -------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                              59,870    61,876     80,439       730        848     1,158      4.84     5.50    5.71
In offices outside the U.S.(5)                9,826    11,567     10,374       177        146       171      7.15     5.06    6.54
                                          -------------------------------------------------------------
    Total                                    69,696    73,443     90,813       907        994     1,329      5.16     5.43    5.81
                                          -------------------------------------------------------------
Total interest-bearing liabilities          480,804   483,711    479,612  $  4,119  $   4,104  $  5,573      3.40     3.40    4.61
                                                                          ========================================================
Demand deposits in U.S. offices               6,685     7,578      9,044
Other non-interest-bearing liabilities(7)    93,415    84,642     72,700
Total stockholder's equity                   67,542    66,168     53,888
                                          ------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                                  $ 648,446 $ 642,099  $ 615,244
==================================================================================================================================

NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(9)                        $ 284,743 $ 281,426  $ 270,356  $  4,412  $   4,429  $  4,035      6.15     6.31    5.92
In offices outside the U.S.(9)              263,953   264,581    259,973     3,403      3,346     3,076      5.11     5.07    4.69
                                          -------------------------------------------------------------
TOTAL                                     $ 548,696 $ 546,007  $ 530,329  $  7,815  $   7,775  $  7,111      5.65     5.71    5.32
==================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 to Unaudited Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4) Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) Total loans include certain interest and fees on credit cards of $1.3 billion which are included in Consumer Loans on the Unaudited Consolidated Statement of Financial Position.
(7) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(9) Includes allocations for capital and funding costs based on the location of the asset.

                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS - NINE MONTHS(1)(2)(3)

                                                       AVERAGE VOLUME         INTEREST REVENUE/EXPENSE       % AVERAGE RATE
                                                 ---------------------------------------------------------------------------------
                                                 NINE MONTHS   Nine Months   NINE MONTHS   Nine Months   NINE MONTHS   Nine Months
IN MILLIONS OF DOLLARS                               2002         2001          2002          2001           2002          2001
----------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME)(4)
Consumer loans
     In U.S. offices                             $   168,331   $   149,395   $    12,955   $    12,949         10.29       11.59
     In offices outside the U.S.(5)                   86,867        78,928         7,784         7,611         11.98       12.89
                                                 -----------------------------------------------------
              Total consumer loans                   255,198       228,323        20,739        20,560         10.87       12.04
                                                 -----------------------------------------------------
Commercial loans
     In U.S. offices
         Commercial and industrial                    32,107        38,591         1,529         2,240          6.37        7.76
         Lease financing                              15,369        14,175           918           956          7.99        9.02
         Mortgage and real estate                        762           840            25            35          4.39        5.57
     In offices outside the U.S.(5)                   87,364        89,805         5,049         6,153          7.73        9.16
                                                 -----------------------------------------------------
              Total commercial loans                 135,602       143,411         7,521         9,384          7.42        8.75
                                                 -----------------------------------------------------
              Total loans(6)                         390,800       371,734        28,260        29,944          9.67       10.77
                                                 -----------------------------------------------------
FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
In U.S. offices                                        6,254         7,588            82           251          1.75        4.42
In offices outside the U.S.(5)                         2,681         3,807           224           176         11.17        6.18
                                                 -----------------------------------------------------
    Total                                              8,935        11,395           306           427          4.58        5.01
                                                 -----------------------------------------------------
INVESTMENTS
In U.S. offices
     Taxable                                          33,754        21,942           992           697          3.93        4.25
     Exempt from U.S. income tax                       6,193         5,965           344           304          7.43        6.81
In offices outside the U.S.(5)                        52,975        34,149         2,379         2,066          6.00        8.09
                                                 -----------------------------------------------------
    Total                                             92,922        62,056         3,715         3,067          5.35        6.61
                                                 -----------------------------------------------------
TRADING ACCOUNT ASSETS(7)
In U.S. offices                                        6,556         4,446           194           183          3.96        5.50
In offices outside the U.S.(5)                        14,823        11,905         1,082           652          9.76        7.32
                                                 -----------------------------------------------------
    Total                                             21,379        16,351         1,276           835          7.98        6.83
                                                 -----------------------------------------------------
LOANS HELD FOR SALE, IN U.S. OFFICES                  11,486        15,055           846         1,194          9.85       10.60
DEPOSITS AT INTEREST WITH BANKS(5)                    17,706        18,424           752           946          5.68        6.86
                                                 -----------------------------------------------------
Total interest-earning assets                        543,228       495,015   $    35,155   $    36,413          8.65        9.83
                                                                             =====================================================
Non-interest-earning assets(7)                       101,178        78,557
                                                 -------------------------
TOTAL ASSETS                                     $   644,406   $   573,572
==================================================================================================================================
DEPOSITS
In U.S. offices
     Savings deposits(8)                         $    92,426   $    63,315   $       877   $     1,395          1.27        2.95
     Other time deposits                              27,404        22,006           468           783          2.28        4.76
In offices outside the U.S.(5)                       226,008       203,862         5,546         7,681          3.28        5.04
                                                 -----------------------------------------------------
    Total                                            345,838       289,183         6,891         9,859          2.66        4.56
                                                 -----------------------------------------------------
TRADING ACCOUNT LIABILITIES(7)
In U.S. offices                                        3,093         2,459            32            27          1.38        1.47
In offices outside the U.S.(5)                           596           934            11            10          2.47        1.43
                                                 -----------------------------------------------------
    Total                                              3,689         3,393            43            37          1.56        1.46
                                                 -----------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                       37,494        43,636           720         1,287          2.57        3.94
In offices outside the U.S.(5)                        20,280        16,958         1,229         1,306          8.10       10.30
                                                 -----------------------------------------------------
    Total                                             57,774        60,594         1,949         2,593          4.51        5.72
                                                 -----------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                       63,503        77,085         2,450         3,543          5.16        6.15
In offices outside the U.S.(5)                        10,689         9,703           434           473          5.43        6.52
                                                 -----------------------------------------------------
    Total                                             74,192        86,788         2,884         4,016          5.20        6.19
                                                 -----------------------------------------------------
Total interest-bearing liabilities                   481,493       439,958   $    11,767   $    16,505          3.27        5.02
                                                                             =====================================================
Demand deposits in U.S. offices                        7,445         8,294
Other non-interest-bearing liabilities(7)             89,239        74,968
Total stockholder's equity                            66,229        50,352
                                                 -------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $   644,406   $   573,572
==================================================================================================================================

NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(9)                               $   280,636   $   258,095   $    13,256   $    11,169          6.32        5.79
In offices outside the U.S.(9)                       262,592       236,920        10,132         8,739          5.16        4.93
                                                 -----------------------------------------------------
TOTAL                                            $   543,228   $   495,015   $    23,388   $    19,908          5.76        5.38
==================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 7 to Unaudited Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries, where daily averages are unavailable.
(4) Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) Total loans include certain interest and fees on credit cards of $0.4 billion which are included in Consumer Loans on the Unaudited Consolidated Statement of Financial Position.
(7) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(9) Includes allocations for capital and funding costs based on the location of the asset.

FINANCIAL DATA SUPPLEMENT

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                             SEPT. 30,    June 30,     Mar. 31,    Dec. 31,   Sept. 30,
IN MILLIONS OF DOLLARS                         2002       2002(1)      2002(1)     2001(1)     2001(1)
-------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
Collateral dependent (at lower
  of cost or collateral value)(2)           $     430    $     447    $     456   $     680   $     672
Other                                           4,323        4,074        3,488       2,834       2,405
                                            -----------------------------------------------------------
TOTAL                                       $   4,753    $   4,521    $   3,944   $   3,514   $   3,077
=======================================================================================================
CORPORATE CASH-BASIS LOANS
In U.S. offices                             $   1,568    $   1,413    $   1,417   $   1,296   $   1,063
In offices outside the U.S.                     3,185        3,108        2,527       2,218       2,014
                                            -----------------------------------------------------------
TOTAL                                       $   4,753    $   4,521    $   3,944   $   3,514   $   3,077
=======================================================================================================
CORPORATE RENEGOTIATED LOANS
In U.S. offices                             $     202    $     248    $     219   $     206   $     226
In offices outside the U.S.                        65           69          116         130         143
                                            -----------------------------------------------------------
TOTAL                                       $     267    $     317    $     335   $     336   $     369
=======================================================================================================
CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                             $   2,268    $   2,396    $   2,428   $   2,501   $   2,630
In offices outside the U.S.                     2,787        2,596        2,619       2,241       2,118
                                            -----------------------------------------------------------
TOTAL                                       $   5,055    $   4,992    $   5,047   $   4,742   $   4,748
=======================================================================================================
ACCRUING LOANS 90 OR MORE DAYS
  DELINQUENT(3)
In U.S. offices                             $   2,299    $   2,084    $   2,101   $   1,822   $   1,761
In offices outside the U.S.                       562          718          716         776         832
                                            -----------------------------------------------------------
TOTAL                                       $   2,861    $   2,802    $   2,817   $   2,598   $   2,593
=======================================================================================================

(1) Reclassified to conform to the current period's presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1,250 million, $1,257 million, $1,106 million, $920 million, and $980 million are government-guaranteed student loans and mortgages at September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001, and September 30, 2001, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                            SEPT. 30,   June 30,   Mar. 31,    Dec. 31,     Sept. 30,
IN MILLIONS OF DOLLARS                        2002       2002       2002        2001         2001
-----------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(1)                                 $   473    $   458     $   384     $   393      $   407
Corporate(1)                                     81        123         125         127          174
                                            ---------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED               $   554    $   581     $   509     $   520      $   581
=====================================================================================================
OTHER REPOSSESSED ASSETS(2)                 $   227    $   320     $   381     $   439      $   479
=====================================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

                                                            3RD QTR.     2nd Qtr.  1st Qtr.      4th Qtr.    3rd Qtr.
IN MILLIONS OF DOLLARS                                       2002         2002      2002           2001       2001
----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF PERIOD                                    $ 10,437    $ 10,520   $  10,088    $   9,918   $    8,917
                                                            ----------------------------------------------------------

PROVISION FOR CREDIT LOSSES

Consumer                                                       1,885       1,599       1,878        1,573        1,362
Corporate                                                        804         458         681          688          218
                                                            ----------------------------------------------------------
                                                               2,689       2,057       2,559        2,261        1,580
                                                            ----------------------------------------------------------
GROSS CREDIT LOSSES

CONSUMER
In U.S. offices                                                1,255       1,281       1,281        1,284        1,041
In offices outside the U.S.                                      784         660         617          600          549
CORPORATE
In U.S. offices                                                  323         429         316          572          303
In offices outside the U.S.                                      382         197         241          371           97
                                                            ----------------------------------------------------------
                                                               2,744       2,567       2,455        2,827        1,990
                                                            ----------------------------------------------------------
CREDIT RECOVERIES

CONSUMER
In U.S. offices                                                  149         155         148          144          109
In offices outside the U.S.                                      129         104         107          116          102
CORPORATE(1)
In U.S. offices                                                   50         114          30           94           78
In offices outside the U.S.                                       54          27          42           58           41
                                                            ----------------------------------------------------------
                                                                 382         400         327          412          330
                                                            ----------------------------------------------------------
NET CREDIT LOSSES

In U.S. offices                                                1,379       1,441       1,419        1,618        1,157
In offices outside the U.S.                                      983         726         709          797          503
                                                            ----------------------------------------------------------
                                                               2,362       2,167       2,128        2,415        1,660
                                                            ----------------------------------------------------------
Other-net(2)                                                     (44)         27           1          324        1,081
                                                            ----------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF PERIOD                                          $ 10,720    $ 10,437   $  10,520    $  10,088   $    9,918
======================================================================================================================
Net consumer credit losses                                  $  1,761    $  1,682   $   1,643    $   1,624   $    1,379
As a percentage of average consumer loans                       2.65%       2.65%       2.71%        2.62%        2.28%
----------------------------------------------------------------------------------------------------------------------
Net corporate credit losses                                 $    601    $    485   $     485    $     791   $      281
As a percentage of average corporate loans                      1.80%       1.43%       1.37%        2.11%        0.74%
======================================================================================================================

(1) Includes amounts recognized under credit default swaps purchased from third parties.
(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses related to acquisitions.

                           Part II - Other Information

Item 1. Legal Proceedings.

In April 2002, Citigroup and various of its affiliates, including affiliates of Citicorp, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL. V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced and Corrupt Organizations Act (RICO), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup filed motions to dismiss the complaints, which are pending.

In July 2002, Citigroup and various of its affiliates, including affiliates of Citicorp, and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (HUDSON SOFT CO., LTD. V. CREDIT SUISSE FIRST BOSTON CORPORATION, ET AL.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, including affiliates of Citicorp, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and
(viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the NEWBY action and stayed pending the Court's decision on the pending motions to dismiss NEWBY.

Additionally, Citigroup and certain of its affiliates, including affiliates of Citicorp, have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and Citicorp are cooperating fully with all such requests.

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

No other reports on Form 8-K were filed during the third quarter of 2002; however, on October 21, 2002, the Company filed a Current Report on Form 8-K, dated October 15, 2002, reporting under Item 5 thereof the summarized results of operations of Citicorp and its subsidiaries for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2002.

                                            CITICORP
                                            (Registrant)


                                            By:/s/ Todd S. Thomson
                                            ------------------------
                                            Name:  Todd S. Thomson
                                            Title: Chief Financial Officer
                                                   Principal Financial Officer


                                            By:/s/ William P. Hannon
                                            ------------------------
                                            Name:  William P. Hannon
                                            Title: Controller
                                                   Principal Accounting Officer

                                 CERTIFICATIONS

     I, Victor J. Menezes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Citicorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Victor J. Menezes, Chief Executive Officer
    -------------------------------------------------------

                                 CERTIFICATIONS

     I, Todd S. Thomson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Citicorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


By: /s/ Todd S. Thomson, Chief Financial Officer
    ------------------------------------------------------

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

99.02+      Residual Value Obligation Certificate.

----------

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------
+ Filed herewith