Form 10-K
period 2002-12-31
CITICORP
filed 2003-03-19
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K
    For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   (Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002
                                       OR
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to _______

                         Commission file number: 1-5738

                                    CITICORP
             (Exact name of Registrant as specified in its charter)

                Delaware                                     06-1515595
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                    399 Park Avenue, New York, New York 10043
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code:(212)559-1000

           Securities registered pursuant to Section 12(b) of the Act:

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

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes / / No /X/

Because the Registrant is an indirect wholly owned subsidiary of Citigroup Inc., none of its outstanding voting stock is held by nonaffiliates. As of the date hereof, 1,000 shares of the Registrant's Common Stock, $0.01 par value per share, were issued and outstanding.

                    Documents Incorporated by Reference: None

                            REDUCED DISCLOSURE FORMAT

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                    AVAILABLE ON THE WEB AT WWW.CITIGROUP.COM

TABLE OF CONTENTS

THE COMPANY......................................................    3
   Global Consumer...............................................    3
   Global Corporate and Investment Bank..........................    3
   Global Investment Management..................................    3
   Proprietary Investment Activities.............................    4
   Corporate/Other...............................................    4
   International.................................................    4
MANAGEMENT'S DISCUSSION AND ANALYSIS.............................    5
   Results of Operations.........................................    5
EVENTS IN 2002...................................................    5
   Accounting Changes in 2002....................................    6
EVENTS IN 2001...................................................    6
   Accounting Changes in 2001....................................    6
SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES........    6
FUTURE APPLICATION OF ACCOUNTING STANDARDS.......................   10
BUSINESS FOCUS...................................................   11
   Citicorp Net Income - Product View............................   11
GLOBAL CONSUMER..................................................   13
   Cards.........................................................   13
   Consumer Finance..............................................   14
   Retail Banking................................................   15
   Other Consumer................................................   16
   Global Consumer Outlook.......................................   16
GLOBAL CORPORATE AND INVESTMENT BANK.............................   18
   Capital Markets and Banking...................................   18
   Transaction Services..........................................   19
   Global Corporate and Investment Bank Outlook..................   19
GLOBAL INVESTMENT MANAGEMENT.....................................   20
   Life Insurance and Annuities..................................   20
   Private Bank..................................................   20
   Asset Management..............................................   21
   Global Investment Management Outlook..........................   21
PROPRIETARY INVESTMENT ACTIVITIES................................   22
CORPORATE/OTHER..................................................   23
FORWARD-LOOKING STATEMENTS.......................................   23
MANAGING GLOBAL RISK.............................................   24
   Credit Risk Management Process................................   24
   Loans Outstanding.............................................   25
   Other Real Estate Owned and Other Repossessed Assets..........   25
   Details of Credit Loss Experience.............................   25
   Cash-Basis, Renegotiated, and Past Due Loans..................   26
   Foregone Interest Revenue on Loans............................   26
   Consumer Credit Risk..........................................   26
   Consumer Portfolio Review.....................................   26
   Corporate Credit Risk.........................................   28
   Global Corporate Portfolio Review.............................   30
   Loan Maturities and Sensitivity to Changes in Interest Rates..   31
   Market Risk Management Process................................   31
   Operational Risk Management Process...........................   33
   Country and Cross-Border Risk Management Process..............   33
LIQUIDITY AND CAPITAL RESOURCES..................................   35
   Off-Balance Sheet Arrangements................................   36
CAPITAL..........................................................   38
CONTROLS AND PROCEDURES..........................................   40
INDEPENDENT AUDITORS' REPORT.....................................   41
CONSOLIDATED FINANCIAL STATEMENTS................................   42
   Consolidated Statement of Income..............................   42
   Consolidated Statement of Financial Position..................   43
   Consolidated Statement of Changes in Stockholder's Equity.....   44
   Consolidated Statement of Cash Flows..........................   45
   Consolidated Statement of Financial Position --
     Citibank, N.A. and Subsidiaries.............................   46
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................   47
FINANCIAL DATA SUPPLEMENT........................................   80
   Average Balances and Interest Rates,
     Taxable Equivalent Basis....................................   80
   Analysis of Changes in Net Interest Revenue,
     Taxable Equivalent Basis....................................   81
   Ratios........................................................   82
   Average Deposit Liabilities in Offices Outside the U.S........   82
   Maturity Profile of Time Deposits
     ($100,000 or more) in U.S. Offices..........................   82
   Purchased Funds and Other Borrowings..........................   82
REGULATION AND SUPERVISION.......................................   83
10-K CROSS-REFERENCE INDEX.......................................   86
CORPORATE INFORMATION............................................   86
   Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K.....................................   86
SIGNATURES.......................................................   87
CERTIFICATIONS...................................................   88

THE COMPANY

     Citicorp Inc. (Citicorp and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers in over 100 countries and territories.

     The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Global Investment Management (GIM) and Proprietary Investment Activities business segments.

     The Company has completed certain strategic business acquisitions during the past three years, details of which can be found in Note 3 to the Consolidated Financial Statements.

     The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the Regulation and Supervision section beginning on page 83.

     At December 31, 2002, the Company had approximately 88,200 full-time and 4,100 part-time employees in the United States and approximately 114,000 employees outside the United States.

     Additional business and financial information concerning the Company can be found in the Annual Report on Form 10-K for the year ended December 31, 2002 of Citigroup Inc. (Citigroup), the Company's ultimate parent.

     Citicorp was incorporated in 1967 under the laws of the State of Delaware.

     The principal executive officers of the Company are located at 399 Park Avenue, New York, NY 10043, telephone number 212-559-1000. Additional information is available on Citigroup's website at www.citigroup.com.

GLOBAL CONSUMER

     GLOBAL CONSUMER delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, Automated Lending Machines (ALMs) and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes CARDS, CONSUMER FINANCE and RETAIL BANKING.

     CARDS provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, as well as Diners Club N.A. and Mexico Cards. International Cards provides credit and charge cards to customers in Western Europe, Japan, Asia, Central and Eastern Europe, Middle East and Africa (CEEMEA) and Latin America.

     CONSUMER FINANCE provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of December 31, 2002, North America Consumer Finance maintained 2,411 offices, including 2,186 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,134 offices, including 884 in Japan. CONSUMER FINANCE offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

     RETAIL BANKING provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, RETAIL BANKING includes the operations of Citibanking North America, Consumer Assets and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 812 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in Western Europe, Japan, Asia, CEEMEA and Latin America.

GLOBAL CORPORATE AND INVESTMENT BANK

     GLOBAL CORPORATE AND INVESTMENT BANK provides corporations, governments, institutions and investors in over 100 countries and territories with a broad range of financial products and services. Global Corporate and Investment Bank includes CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES.

     CAPITAL MARKETS AND BANKING offers a wide array of commercial banking services and products, including foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

     TRANSACTION SERVICES is composed of Cash, Trade and Treasury Services
(CTTS) and Global Securities Services (GSS). CTTS provides comprehensive cash management, trade finance and e-commerce services for corporations and financial institutions worldwide. GSS provides custody services to investors such as insurance companies and pension funds, and clearing services to intermediaries such as broker/dealers as well as depository and agency and trust services to multinational corporations and governments globally.

GLOBAL INVESTMENT MANAGEMENT

     GLOBAL INVESTMENT MANAGEMENT offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net- worth and retail clients. Global Investment Management includes LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT.

     LIFE INSURANCE AND ANNUITIES includes International Insurance Manufacturing
(IIM) and Citi Insurance Group (CIG). The IIM business provides credit, life, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, Western Europe, Latin America and Asia.

     PRIVATE BANK provides personalized wealth management services for high-net-worth clients through 132 offices in 36 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, PRIVATE BANK leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

     ASSET MANAGEMENT includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services businesses, other retirement services businesses in Latin

America and an alternative investments business. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, separately managed accounts, alternative investments (including hedge funds, private equity, and credit structures) and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

     PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citicorp's private equity investments, including venture capital activities, realized investment gains (losses) from sales of certain insurance-related investments and the results from certain other proprietary investments, including investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

CORPORATE/OTHER

     CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses.

INTERNATIONAL

     INTERNATIONAL (whose operations are fully reflected in the product disclosures above), in partnership with our global product groups, offers a broad range of consumer financial services, corporate and investment banking services and investment management to some 50 million customer accounts in more than 100 countries throughout Asia, Japan, Western Europe, Latin America and CEEMEA.

     The product mix differs in each region, depending upon local conditions and opportunities. In Asia, Citicorp has comprehensive consumer, corporate and investment management businesses. In China, Citibank was the first international bank to offer banking services to Chinese citizens. International also offers an array of wealth management services in the region, with integrated offerings and dedicated service centers. In 2002, these services were expanded to include India, Indonesia, and Taiwan.

     In Japan, Citicorp has a major consumer finance business and leadership positions in investment banking, retail banking and private banking. CitiInsurance, our global insurance company, received its license to sell life insurance and retirement-savings products in Japan. The new company, Mitsui Sumitomo CitiInsurance, Ltd., is the first Japanese-foreign joint venture life insurance firm focused on variable annuities in Japan. Our corporate banking operations in Japan are also extensive.

     In Western Europe, Citicorp is a leader in serving global corporations. Citicorp holds top tier positions in debt and equity underwriting, advisory services, derivatives, foreign exchange, transaction services, loans and sales and trading. Citicorp offers consumer services across the region and has a large retail bank in Germany, where it recently introduced a new wealth management initiative targeting high-net-worth individuals.

     In CEEMEA, Citicorp has extensive corporate businesses and expanding consumer operations as well. Bank Handlowy is the leading financial services company in Poland, and CitiInsurance opened a new insurance company in the country. Citicorp launched retail banking in Russia with the opening of its first consumer branch in Moscow. In the United Arab Emirates, Citicorp recently introduced wealth management services targeting high-net-worth individuals. In Hungary, Citibank was the first financial institution in the local market to offer offshore equity funds to retail customers. Citicorp is also a major provider of financial services to the corporate sector, offering important funding to governments and companies.

     Citicorp is a leading bank in Latin America, providing debt and equity underwriting, advisory services, derivatives, foreign exchange, transaction services, loans and sales and trading to the corporate sector. It also operates consumer businesses across the region. In 2002, CitiInsurance launched a new insurance company in Brazil.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

IN MILLIONS OF DOLLARS                                          2002      2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE (1)                   $     51,322  $     47,085
Operating expenses                                            24,615        24,121
Benefits, claims, and credit losses (1)                       10,541         7,743
                                                       ----------------------------
INCOME BEFORE TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 16,166        15,221
Income taxes                                                   5,345         5,351
Minority interest, after-tax                                     112            84
                                                       ----------------------------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                       10,709         9,786
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            -          (144)
                                                       ----------------------------
NET INCOME                                              $     10,709  $      9,642
                                                       ============================
Return on common equity                                         15.9%         18.0%

Total assets (IN BILLIONS)                              $      727.3  $      646.9
Total equity (IN BILLIONS)                              $       73.5  $       63.5

Tier 1 Capital                                                  8.11%         8.33%
Total Capital Ratio                                            12.31%        12.41%
                                                       ============================

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $4.123 billion and $3.568 billion in 2002 and 2001, respectively. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of performance and key indicators of the credit card business that is consistent with the view the Company uses to manage the business.

EVENTS IN 2002

CHARGE FOR REGULATORY AND LEGAL MATTERS

     During the 2002 fourth quarter, the Company established a reserve toward estimated costs of regulatory inquiries and private litigation related to Enron. The total reserves established for these matters in 2002 amounted to an after-tax charge of approximately $460 million. The Company believes that it has substantial defenses to the pending private litigations which are at a very early stage. Given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the novel issues, the substantial time before these cases will be resolved, and the multiple defendants in many of them, this reserve is difficult to determine and of necessity subject to future revision. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

ACQUISITION OF GOLDEN STATE BANCORP

     On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average price of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced. The results of GSB are included from November 2002 forward.

SALE OF 399 PARK AVENUE

     During 2002, Citigroup sold its 399 Park Avenue, New York City headquarters building. The Company is currently the lessee of approximately 40% of the building with terms averaging 15 years. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in 2002 representing the gain on the portion of the building the Company does not occupy, and the remainder to be recognized over the term of Citicorp's lease agreements.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

    Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citicorp's business in Argentina.

     During 2002, Citicorp recorded a total of $1.704 billion in net pretax charges, as follows: $1,018 million in net provisions for credit losses; $284 million in investment write-downs; $232 million in losses relating to Amparos (representing judicial orders requiring previously dollar-denominated deposits and insurance contracts that had been redenominated at government rates to be immediately repaid at market exchange rates); $98 million of write-downs of Patriotic Bonds; a $42 million restructuring charge; and a $30 million net charge for currency redenomination and other foreign currency items that includes a benefit from compensation instruments issued in 2002.

     In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citicorp's equity by $595 million, after-tax.

     As the economic situation as well as legal and regulatory issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our corporate borrowers, as well as the impact on consumer deposits and insurance liabilities of potential government actions, including re-dollarization. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

ACCOUNTING CHANGES IN 2002

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS
141), and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. These new rules required that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The non-amortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives were effective for all purchase business combinations completed after June 30, 2001.

     On January 1, 2002, when the rules became effective for calendar year companies, Citicorp adopted the remaining provisions of SFAS 142. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets and there was no impairment of goodwill. See
Note 2 to the Consolidated Financial Statements for additional information about this accounting change.

EVENTS IN 2001

IMPACT FROM ARGENTINA'S POLITICAL AND ECONOMIC CHANGES

     During 2001, Argentina underwent significant political and economic changes. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, as well as converting certain U.S. dollar-denominated consumer loans into pesos. The Company recognized charges in the 2001 fourth quarter of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio.

IMPACT FROM ENRON

     As a result of the financial deterioration and eventual bankruptcy of Enron Corporation in 2001, Citicorp's results were reduced by $178 million (pretax) as a result of the write-down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments.

ACQUISITION OF BANAMEX

     In August 2001, the Company completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward.

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

DERIVATIVES AND HEDGE ACCOUNTING

     On January 1, 2001, Citicorp adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citicorp's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from non-owner sources.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements contain a summary of Citicorp's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. These significant policies and estimates include valuation of financial instruments, the allowance for credit losses, securitizations, and estimating our exposure to losses in Argentina. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies and the related estimates with the Audit Committee of the Board of Directors.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

VALUATIONS OF FINANCIAL INSTRUMENTS

     Investments and trading account assets and liabilities, held by the Global Corporate and Investment Bank and Proprietary Investment Activities segments, include fixed maturity and equity securities, derivatives, investments in private equity and other financial instruments. Citicorp carries its investments and trading account assets and liabilities at fair value if they are considered to be available-for-sale or trading securities. For a substantial majority of our investments and trading account assets and liabilities, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in values of available-for-sale securities are recognized in a component of stockholder's equity after-taxes, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions--global, regional, or related to specific issuers or industries--could adversely affect these values. Changes in the fair values of trading account assets and liabilities are recognized in earnings. Private equity subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

     If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed maturity securities, equity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. It is Citicorp's policy that all models used to produce valuations for the published financial statements be validated by qualified personnel independent from those that created the models. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. Changes in assumptions could affect the fair values of investments and trading account assets and liabilities.

     For our available-for-sale and trading portfolios amounting to assets of $161.9 billion and liabilities of $26.4 billion at December 31, 2002, fair values were determined in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the model and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2002, approximately 99% of the available-for-sale and trading portfolios' gross assets and liabilities are considered verified and approximately 1% is considered unverified. Of the unverified, approximately 35% consists of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 65% consists of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

     In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2002, the monthly average aged inventory designated as available-for-immediate-sale was approximately $106 million. Inventory positions that are both aged and whose values are unverified amounted to less than $55 million at December 31, 2002. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2002, such valuation adjustments amounted to $1.2 million.

     Citicorp's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Investments held by private equity subsidiaries related to the Company's venture capital activities amounted to $3.7 billion at December 31, 2002. For investments in publicly traded securities held by private equity subsidiaries amounting to approximately $0.9 billion at December 31, 2002, fair value is generally based upon quoted market prices. These publicly traded securities include thinly traded securities, large block holdings, restricted shares or other special situations, and the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. To determine the amount of the adjustment, the Company uses a model that is based on option theory. The model is validated annually by an independent valuation consulting firm. Such adjustments ranged from 5% to 30% of the investments' quoted prices in 2002. For investments that are not publicly traded that are held by private equity subsidiaries amounting to approximately $2.8 billion at December 31, 2002, estimates of fair value are made periodically by management based upon relevant third-party arm's length transactions, current and subsequent financings and comparisons to similar companies for which quoted market prices are available. Independent consultants may be used to provide valuations periodically for certain investments that are not publicly traded or the valuations may be done internally. Internal valuations are reviewed by personnel independent of the investing entity.

     See the discussion of trading account assets and liabilities and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. For additional information regarding the sensitivity of these instruments, see "Market Risk Management Process" on page 31.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses represents management's estimate of probable losses inherent in the lending portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. At December 31, 2002, the allowance totaled $5.091 billion for the corporate loan portfolio and $6.410 billion for the consumer portfolio. Attribution of the allowance is made for analytic purposes only, and the entire allowance of $11.501 billion is available to absorb probable credit losses inherent in the portfolio including unfunded commitments.

     From December 31, 2000 to December 31, 2002, corporate cash-basis loans increased from $1.926 billion to $4.829 billion and net credit losses rose from $771 million in 2000 to $2.200 billion in 2002, reflecting the worsening condition of the energy and telecommunications industries and deterioration of economic conditions in Latin America and Asia. Over that period, the corporate allowance for credit losses also rose from $4.015 billion to $5.091 billion. Consumer net credit losses increased from $4.423 billion in 2000 to $6.796 billion in 2002 and consumer loans on which accrual of interest has been suspended increased from $3.404 billion to $5.023 billion. The consumer allowance rose from $4.946 billion to $6.410 billion from December 31, 2000 to December 31, 2002, including $640 million and $452 million associated with the acquisitions of Banamex and GSB, respectively, and $206 million in connection with recent Federal Financial Institutions Examination Council (FFIEC) guidance. The level of the consumer allowance was also impacted by deteriorating economic conditions and increased bankruptcies, and the deterioration in Argentina and in the CONSUMER FINANCE portfolio in Japan. Management expects that 2003 loss experience for the corporate portfolio will be comparable to that of 2002. Consumer credit loss rates are expected to be flat despite current economic conditions in the U.S. and Japan, including rising bankruptcy filings and unemployment rates.

     In the corporate loan portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed impaired, a statistical model of expected losses on the remaining performing portfolio, as well as management's detailed knowledge of the portfolio and current conditions. Reserves for individual loans that are deemed to be impaired consider all available evidence, including, as appropriate, the present value of expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

     The allowance for credit losses attributed to the corporate portfolio, excluding CitiCapital, primarily in the GCIB segment, is established through a process that begins with statistical estimates of probable losses inherent in the portfolio. These estimates are based upon: (1) Citigroup's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (2) the corporate portfolio database; and (3) historical default and loss data, including rating agency information regarding default rates from 1983 to 2001 and internal data, dating to the early 1970s, on severity of losses in the event of default. This statistical process generates an estimate for losses inherent in the portfolio as well as a one standard deviation confidence interval around the estimate.

     The statistical estimate for losses inherent in the portfolio is based on historical average default rates, whereas the range of the confidence interval reflects the historical fluctuation of default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio.

     The statistical estimate of losses inherent in the portfolio may then be adjusted, both for management's estimate of probable losses on specific exposures, as well as for other considerations, such as environmental factors and trends in portfolio indicators, including risk rated exposures, cash-basis loans, historical and forecasted write-offs, and portfolio concentrations. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

     For December 31, 2002, the statistical estimate for inherent losses in the total corporate portfolio (excluding CitiCapital) was $3.434 billion, with a standard deviation of $785 million. This analysis included all corporate loans, commitments and unfunded letters of credit. Management then identified those exposures for which name-specific loss estimates were required, and replaced the statistical estimate of losses with management's estimate of losses. Management made adjustments for other considerations, including portfolio trends and economic indicators. As a result of these adjustments, at December 31, 2002, the allowance for credit losses attributable to the corporate portfolio, excluding CitiCapital, was set at $4.480 billion. In addition, the reserve for unfunded letters of credit was set at $167 million, and is included in other liabilities rather than in the allowance for credit losses.

     CitiCapital's allowance is established based upon an estimate of probable losses inherent in the portfolio for individual loans and leases deemed impaired, and the application of annualized weighted average credit loss ratio to the remaining portfolio. The annualized weighted average credit loss ratio reflects both historical and projected losses. Additional reserves are established to provide for imprecision caused by the use of estimated loss data.

     At December 31, 2002, the CitiCapital allowance totaled $611 million, and was composed of $40 million of reserves on impaired loans, $511 million to be provided for expected credit losses in the performing portfolio and $60 million to reflect imprecision caused by the use of historical data and projected loss data. The reserve for expected credit losses reflects a 1.87% annualized weighted average loss ratio on the performing portfolio. A 0.50% change in the weighted average loss ratio would increase or decrease the December 31, 2002 allowance by $137 million.

     Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, primarily in the Global Consumer segment, is collectively evaluated for impairment in order to provide an allowance sufficient to cover all loans that have shown evidence of impairment as of the balance sheet date. The foundation for assessing the adequacy of the allowance for credit losses for consumer loans is a statistical methodology that estimates the losses inherent in the portfolio at the balance sheet date based on historical delinquency flow rates, charge-off statistics and loss severity. The statistical methodology is applied separately for each individual product within each different geographic region in which the product is offered.

     Under this statistical method, the portfolio of loans is aged and separated into groups based upon the aging of the loan balances (current, 1 to 29 days past due, 30 to 59 days past due, etc.). The statistical method stresses each group of loans based upon the highest quarterly net charge-off rate over the past five years. In addition, management adjusts the statistical result to reflect an additional amount related to economic trends and competitive factors and also considers other available information, including seasonality, portfolio acquisitions, solicitation of new loans, changes in lending policies and procedures, geographical, product, and other environmental factors, changes in bankruptcy laws, and evolving regulatory standards.

     Citicorp has well-established credit loss recognition criteria for its various consumer loan products. These credit loss recognition criteria are based on contractual delinquency status, consistently applied from period to period and in compliance with FFIEC guidelines, including bankruptcy loss recognition. The allowance for credit losses is replenished through a charge to the provision for credit losses for all net credit losses incurred during the relevant accounting period and adjusted to reflect current economic trends and the results of the statistical methodology. The provision for credit losses is highly dependent on both bankruptcy loss recognition and the time it takes for loans to move through the delinquency buckets and eventually to write-off (flow rates). An increase in the Company's share of bankruptcy losses would generally result in a corresponding increase in the provision for credit losses. For example, a 10% increase in the Company's portion of bankruptcy losses would generally result in a similar increase in the provision for credit losses. In addition, an acceleration of flow rates would also result in a corresponding increase to the provision for credit losses. The precise impact that an acceleration of flow rates would have on the provision for credit losses would depend upon the product and geography mix that comprise the flow rate acceleration.

     The evaluation of the total allowance includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

     See the discussions of "Consumer Credit Risk" and "Corporate Credit Risk" on pages 26 and 28, respectively, for additional information.

SECURITIZATIONS

     Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. Citicorp securitizes credit card receivables, mortgages, and other loans that it originated and/or purchased and certain other financial assets. After securitization of credit card receivables, the Company continues to maintain account relationships with customers. Citicorp also assists its clients in securitizing the clients' financial assets. Citicorp may provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

     There are two key accounting determinations that must be made relating to securitizations. In the case where Citicorp originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale under generally accepted accounting principles, resulting in the transferred assets being removed from the Company's Consolidated Statement of Financial Position with a gain or loss recognized. Alternatively, the transfer would be considered a financing, resulting in recognition of a liability in the Company's Consolidated Statement of Financial Position. The second key determination to be made is whether the securitization entity should be considered a subsidiary of the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. Most of the Company's securitization transactions meet the existing criteria for sale accounting and non-consolidation. In January 2003, the Financial Accounting Standards Board
(FASB) issued a new interpretation on consolidation accounting.

     The Company participates in 1,094 securitization transactions, structured investment vehicles and other investment funds with its own and with clients' assets totaling $433.0 billion at December 31, 2002.

     Global Consumer uses QSPEs to conduct its securitization activities, including credit card receivables, and mortgage, home equity and auto loans. Securitizations done by Global Consumer are for the Company's own account. QSPEs are qualifying special-purpose entities established in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The Company is the transferor of assets to these QSPEs and, accordingly, does not consolidate these QSPEs. At December 31, 2002, Global Consumer was involved with 172 special purpose entities (SPEs) with assets of $250.0 billion, including five SPEs with assets of $1.8 billion that were consolidated by the Company and 166 QSPEs with assets of $248.2 billion.

     GCIB's securitization activities are conducted on behalf of the Company's clients and to generate revenues for services provided to the SPEs. GCIB uses SPEs to securitize clients' trade receivables and to meet other client needs through structured financing and leasing transactions. Certain of the structured financing transactions use QSPEs, as does the mortgage-backed securities transactions. At December 31, 2002, GCIB was involved with 562 SPEs with assets of $75.1 billion, including 383 SPEs with assets of $8.5 billion that were consolidated by the Company and 67 QSPEs with assets amounting to $2.3 billion.

     Global Investment Management uses SPEs to create investment opportunities for clients through mutual and money market funds, unit investment trusts, hedge funds and alternative investment structures, substantially all of which were not consolidated by the Company at December 31, 2002. At December 31, 2002, Global Investment Management was involved with 338 SPEs with assets of $103.8 billion, including one SPE with assets of $1.0 billion that was consolidated by the Company and one QSPE with assets of $0.4 billion.

     Proprietary Investment Activities invests in various funds as part of its activities on behalf of the Company and also uses SPEs in creating investment opportunities. At December 31, 2002, Proprietary Investment Activities was involved with 22 SPEs with assets of $4.0 billion, including two SPEs with assets of $0.8 billion that were consolidated by the Company and one QSPE with assets of $0.9 billion.

     Additional information on the Company's securitization activities can be found in "Off-Balance Sheet Arrangements" on page 36, in Note 10 to the Consolidated Financial Statements, and in "Consolidation of Variable Interest Entities" on page 10.

ARGENTINA

     The carrying value of assets and exposures to loss related to the Company's operations in Argentina represents management's estimates based on current economic, legal and political conditions. While these conditions continue to be closely monitored, they remain fluid, and future actions by the Argentine government or further deterioration of its economy could result in changes to those estimates.

     The carrying values of certain assets, including the compensation instruments, government-guaranteed promissory notes (GPNs) and government Patriotic Bonds are based on management's estimates of default, recovery rates and any collateral features. These instruments continue to be monitored, and have been written down to represent management's estimate of their collectibility, which could change as economic conditions in Argentina either stabilize or worsen.

     At December 31, 2002, the carrying values of the compensation notes, GPNs, and Patriotic Bonds were $276 million, $273 million, and $59 million, respectively. These valuations include write-downs which reduced income.

     Management continues to monitor the potential additional economic impact that the ongoing economic crisis may have on the collectibility of loans in Argentina. In 2002, the Company recognized net additions to the allowance for credit losses of $855 million. Additional losses may be incurred in the future.

     In 2002, the Company recognized $232 million in charges and related reserves for Amparos. The Argentina Supreme Court has determined that the 2002 redomination of a bank deposit of the Province of San Luis with Banco Nacion from dollars to pesos was unconstitutional and has given the parties to that litigation sixty days in which to determine the manner and timing of the re-dollarization. This decision could result in a potential cost to the Company depending on future actions or decisions by the Argentine government or judiciary relating to re-dollarization. Because the actions or decisions of the Argentine government or judiciary could take an unknown variety of forms, the additional cost cannot be estimated. Further, any voluntary actions the Company might undertake, such as the settlement of reprogrammed deposits announced in January 2003, could mitigate such cost. In addition, the Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company. In the opinion of management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     On January 1, 2003, Citicorp adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has
(1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. See Note 10 to the Consolidated Financial Statements.

     The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The rules are recent and, accordingly, they contain numerous provisions that the accounting profession continues to analyze. The Company is considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation as presently understood. However, at this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles, if these non-consolidation alternatives are not viable. The future viability of these businesses is being assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

GUARANTEES AND INDEMNIFICATIONS

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 21 to the Consolidated Financial Statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the Company's financial position or operating results. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

FEDERAL FINANCIAL INSTITUTIONS EXAMINATION COUNCIL (FFIEC)

     In January 2003, the FFIEC issued guidance on account management and loss allowance practices related to credit card lending. This guidance addresses certain account management and risk management practices as well as income recognition and loss allowance practices for credit card portfolios. The Company is in compliance with the income recognition and loss allowance practices that are set forth in the guidance. The Company continues to assess the impact of the account management and risk management practices portion of the guidance. Certain provisions of the guidance require affected institutions to hold an allowance against the uncollectible portion of accrued interest and fees related to credit card loans that exist on the balance sheet (held portfolio). The Company includes accrued interest and fees receivable on held credit card loans as part of the loan balance, which is included in Loans on the Consolidated Statement of Financial Position. The Company estimates uncollectible interest and fees on credit card loans using migration analysis in which historical delinquency and credit loss experience is applied to the aging of the portfolio. The inherent losses as of the balance sheet date are included as a component of the allowance for credit losses. During 2002, the Company increased the allowance for credit losses by $206 million, through a charge to the provision for credit losses, related to uncollectible interest and fees on held credit card loans.

BUSINESS FOCUS

The following table shows the net income (loss) for Citicorp's businesses on a product view:

CITICORP NET INCOME -- PRODUCT VIEW

IN MILLIONS OF DOLLARS                                      2002        2001 (1)
-----------------------------------------------------------------------------------
GLOBAL CONSUMER

   CARDS                                                $      3,125  $      2,536
   CONSUMER FINANCE                                            2,210         1,905
   RETAIL BANKING                                              2,696         1,996
   Other                                                        (140)         (113)
                                                       ----------------------------
   TOTAL GLOBAL CONSUMER                                       7,891         6,324
                                                       ----------------------------

GLOBAL CORPORATE AND INVESTMENT BANK

   CAPITAL MARKETS AND BANKING (2)                             1,836         2,501
   TRANSACTION SERVICES                                          521           407
                                                       ----------------------------
   TOTAL GLOBAL CORPORATE AND INVESTMENT BANK                  2,357         2,908
                                                       ----------------------------

GLOBAL INVESTMENT MANAGEMENT

   LIFE INSURANCE AND ANNUITIES                                   86            42
   PRIVATE BANK                                                  456           368
   ASSET MANAGEMENT                                              131            24
                                                       ----------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT                            673           434
                                                       ----------------------------

PROPRIETARY INVESTMENT ACTIVITIES                               (245)          238

 CORPORATE/OTHER                                                  33          (118)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES (3)                        -          (144)
                                                       ----------------------------
TOTAL NET INCOME                                        $     10,709  $      9,642
                                                       ============================

(1)  Reclassified to conform to the 2002 presentation.
(2) 2002 includes a $460 million after-tax charge for regulatory and legal matters.
(3) Accounting changes in 2001 of ($33) million and ($111) million include the adoption of SFAS 133 and EITF Issue 99-20, respectively. See Note 1 to the Consolidated Financial Statements.

NET INCOME

     Citicorp reported net income of $10.709 billion in 2002, up 11% from $9.642 billion in 2001. Net income in 2001 included an after-tax charge of $144 million, reflecting the cumulative effect of adopting SFAS 133 and EITF 99-20 (as described in Note 1 to the Consolidated Financial Statements). Return on common equity was 15.9% and 18.0% in 2002 and 2001, respectively.

     Global Consumer net income in 2002 increased $1.6 billion or 25% compared to 2001. Global Corporate and Investment Bank (GCIB) decreased $551 million or 19% compared to 2001. Global Investment Management grew $239 million or 55% from 2001, while Proprietary Investment Activities decreased $483 million from 2001. See individual segment and product discussions on pages 13 to 23 for additional discussion and analysis of the Company's results and operations.

REVENUES, NET OF INTEREST EXPENSE

     Total revenues, net of interest expense as calculated from the Consolidated Statement of Income, of $51.3 billion in 2002 were up $4.2 billion or 9% from 2001. Global Consumer revenues were up $4.6 billion or 15% in 2002 to $35.0 billion. Increases in RETAIL BANKING revenues of $2.0 billion or 21% were due to the impact of acquisitions, combined with growth in all regions except Latin America. Compared to 2001, CARDS was up $1.7 billion or 14%, while CONSUMER FINANCE experienced growth of $816 million or 9% in 2002. Both businesses experienced improved spreads, strong growth in receivables and the benefit of acquisitions, with CARDS benefiting from the changes in estimates in the timing of revenue recognition on securitizations.

     Compared to 2001, GCIB revenues were up $124 million or 1% in 2002, driven by CAPITAL MARKETS AND BANKING, which was up $103 million in 2002.

     Global Investment Management revenues increased $379 million in 2002 primarily due to growth in volumes and the impact of acquisitions. Revenues in Proprietary Investment Activities decreased $615 million from 2001 reflecting lower venture capital results, and higher impairment write-downs.

     Citicorp securitizes credit card receivables as part of the management of its funding and liquidity needs. After securitization of the receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the special purpose entity trusts set up to facilitate securitization activities. See Note 10 to the Consolidated Financial Statements. On a managed basis, including securitized receivables, the Company would have increased revenues, net of interest expense and benefits, claims, and credit losses by $4.1 billion in 2002 and $3.6 billion in 2001.

SELECTED REVENUE ITEMS

     Net interest revenue rose $3.8 billion or 14% from 2001 to $31.6 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total fees and commissions of $10.8 billion were down $602 million or 5% from 2001, primarily as a result of volumes.

     Aggregate Trading and Foreign Exchange revenues of $3.9 billion for 2002 were up $265 million or 7% from 2001, reflecting growth in Fixed Income. Investment Transactions were down $450 million from 2001, resulting primarily from higher impairment write-downs. Other revenue as shown in the Consolidated Statement of Income of $5.3 billion in 2002 increased $1.2 billion from a year ago, primarily reflecting the gain on sale of 399 Park Avenue and higher securitization gains and activity, partially offset by increased credit losses on securitized credit card receivables and lower venture-capital results.

OPERATING EXPENSES

     Operating expenses of $24.6 billion in 2002 were up $494 million or 2%, compared to year-ago levels. The change in expenses reflects an increase due to the impact of acquisitions which were partially offset by expense control initiatives, lower incentive compensation, and the absence of goodwill and indefinite-lived intangible asset amortization.

     Global Consumer expenses in 2002 increased $650 million or 4% from 2001. GCIB expenses were down 2% while Global Investment Management expenses were up 3% from a year ago.

     Operating expenses included net restructuring-related releases of $6 million ($4 million after-tax) in 2002. Restructuring-related charges of $336 million ($211 million after-tax) in 2001 related principally to severance and reduction of staff primarily in the Global Consumer and GCIB businesses.

BENEFITS, CLAIMS, AND CREDIT LOSSES

     Benefits, claims, and credit losses were $10.5 billion in 2002, up $2.8 billion from 2001. Policyholder benefits and claims in 2002 decreased 43% from 2001 to $546 million, primarily due to the reorganization of a Citicorp insurance unit into a Citigroup unit. The provision for credit losses increased 47% from 2001 to $10 billion in 2002.

     Global Consumer provisions for benefits, claims, and credit losses of $7.4 billion in 2002 were up 32% from 2001, reflecting increases in CARDS and CONSUMER FINANCE. Total net credit losses were $6.796 billion and the related loss ratio was 2.58% in 2002, as compared to $5.392 billion and 2.31% in 2001. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.46% at December 31, 2002 from 2.75% a year ago.

     The GCIB provision for credit losses of $2.8 billion in 2002 increased $1.4 billion from year-ago levels, primarily due to an addition to the loan loss reserve for Argentina and higher than expected write-offs in CAPITAL MARKETS AND BANKING related primarily to the telecommunications industry.

     Commercial cash-basis loans at December 31, 2002 and 2001 were $4.829 billion and $3.514 billion, respectively, while the commercial Other Real Estate Owned (OREO) portfolio totaled $53 million and $127 million, respectively. The increase in cash-basis loans from 2001 was primarily related to Banamex and increases attributable to borrowers in the energy and telecommunications industries combined with increases in Latin America, CitiCapital and Asia. The decrease in OREO was primarily related to continued improvements in the North America real estate portfolio.

CAPITAL

     Total capital (Tier 1 and Tier 2) was $68.7 billion or 12.31% of net risk-adjusted assets, and Tier 1 capital was $45.3 billion or 8.11% at December 31, 2002, compared to $62.9 billion or 12.41% and $42.2 billion or 8.33% of net risk-adjusted assets at December 31, 2001.

THE NET INCOME LINE IN THE FOLLOWING BUSINESS SEGMENTS AND OPERATING UNIT DISCUSSIONS EXCLUDES THE CUMULATIVE EFFECT OF ACCOUNTING CHANGES. THE CUMULATIVE EFFECT OF ACCOUNTING CHANGES IS DISCLOSED WITHIN THE CORPORATE/OTHER BUSINESS SEGMENT. SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS. CERTAIN AMOUNTS IN PRIOR YEARS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

GLOBAL CONSUMER

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES,  NET OF INTEREST EXPENSE                      $     35,014  $     30,386
Operating expenses                                            15,525        14,875
Provisions for benefits, claims, and credit losses             7,373         5,590
                                                       ----------------------------
INCOME BEFORE TAXES  AND MINORITY INTEREST                    12,116         9,921
Income taxes                                                   4,185         3,570
Minority interest, after-tax                                      40            27
                                                       ----------------------------
NET INCOME                                              $      7,891  $      6,324
                                                       ============================

     GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, investment and personal insurance products and services to customers around the world -- reported net income of $7.891 billion in 2002, up $1.567 billion or 25% from 2001, driven by double digit growth in RETAIL BANKING, CARDS and CONSUMER FINANCE. RETAIL BANKING net income increased $700 million or 35% in 2002 as the impact of acquisitions, including prior-year restructuring charges, combined with growth in North America and the international markets was partially offset by losses in Argentina. CARDS net income increased $589 million or 23% in 2002 mainly reflecting growth in Citi Cards and the acquisition of Banamex. CONSUMER FINANCE net income increased $305 million or 16% in 2002 primarily due to growth in North America and Western Europe, partially offset by the impact of higher net credit losses in Japan.

     Global Consumer net income included a net restructuring-related release of $10 million ($14 million pretax) in 2002 and restructuring-related charges of $127 million ($198 million pretax) in 2001. See Note 13 to the Consolidated Financial Statements for a discussion of restructuring-related items.

     In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $35 billion in loans, including $33 billion in RETAIL BANKING and $2 billion in CONSUMER FINANCE. In February and May 2002, CitiFinancial Japan acquired the consumer finance businesses of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd. (Marufuku), respectively, adding $1.1 billion in loans. In August 2001, Citicorp completed its acquisition of Banamex, adding approximately $20 billion in consumer deposits and $10 billion in loans, including $8 billion in RETAIL BANKING and $2 billion in CARDS. Subsequently, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity. In July 2001, Citibanking North America completed the acquisition of European American Bank (EAB), adding $9 billion in deposits and $4 billion in loans. These acquisitions were accounted for as purchases, therefore, their results are included in the Global Consumer results from the dates of acquisition.

CARDS

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------

REVENUES, NET OF INTEREST EXPENSE                       $     13,788  $     12,054
Operating expenses                                             5,560         5,499
Provision for credit losses                                    3,424         2,596
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      4,804         3,959
Income taxes                                                   1,677         1,423
Minority interest, after-tax                                       2             -
                                                       ----------------------------
NET INCOME                                              $      3,125  $      2,536
                                                       ============================
Average assets (IN BILLIONS OF DOLLARS)                           63            60
Return on assets                                                4.96%         4.23%
                                                       ============================

     CARDS -- which includes bankcards, private-label cards and charge cards in 47 countries around the world- reported net income of $3.125 billion in 2002, up $589 million or 23% from 2001, led by North America which benefited from revenue growth and expense management as well as the acquisition of Banamex in August 2001.

     As shown in the following table, average managed loans grew 6% in 2002, reflecting growth of 5% in North America and 8% in International Cards. Growth in North America was led by Citi Cards, which benefited from increased advertising and marketing expenditures, and Mexico, which included the effect of the Banamex acquisition. Growth in International Cards reflected broad-based increases in Asia and growth in Western Europe, led by the U.K., Greece and Spain, all of which also benefited from strengthening currencies in 2002. The growth in International Cards was partially offset by a decline in Argentina reflecting the negative impact of foreign currency translation and lower loan volumes. Average managed loans grew 10% in 2001, mainly reflecting growth in Citi Cards and the addition of Banamex. Sales were up 5% in 2002, reflecting growth in Citi Cards, Western Europe and Asia combined with the impact of the events of September 11th on prior-year sales levels. Sales were unchanged in 2001 as the negative impact of the events of September 11th and the sale of Diners Club franchises in Western Europe were partially offset by the addition of Banamex.

IN BILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
SALES
  North America                                         $      245.1  $      233.2
  International                                                 34.0          32.4
                                                       ----------------------------
TOTAL SALES                                             $      279.1  $      265.6

AVERAGE MANAGED LOANS
  North America                                         $      110.2  $      104.6
  International                                                 10.8          10.0
                                                       ----------------------------
TOTAL AVERAGE MANAGED LOANS                             $      121.0  $      114.6
                                                       ============================

     Revenues, net of interest expense, of $13.788 billion in 2002 increased $1.734 billion or 14% from 2001, primarily reflecting growth in North America, Asia and Western Europe, partially offset by a decline in Latin America. Revenue growth in North America was mainly due to spread improvements, resulting from lower cost of funds that was partially offset by lower yields, combined with the benefit of receivable growth and the acquisition of Banamex. Citi Cards revenues in 2002 also included net gains of $425 million as a result of changes in estimates in the timing of revenue recognition on securitizations and $128 million from an increase in the amortization period for certain direct loan origination costs. Growth in Asia was led by Korea, the Philippines and Malaysia while growth in Western Europe was led by the U.K., Spain and Greece, and included the benefit of foreign currency translation. The decline in Latin America reflected continued weakness in Argentina where reduced business activity and the negative impact of foreign currency translation in 2002 were partially offset by redenomination losses of $111 million associated with consumer loans in 2001.

     Operating expenses of $5.560 billion in 2002 increased $61 million or 1% from 2001. Operating expenses in 2002 included a net restructuring reserve release of $23 million ($14 million after-tax) compared to restructuring-related charges of $16 million ($11 million after-tax) in 2001. Excluding restructuring-related items, expenses increased 2% in North America and 1% in International Cards. Expense growth in North America reflected the addition of Banamex and increased advertising and marketing costs in Citi Cards that were partially offset by disciplined expense management including the impact of expense reduction initiatives in Diners Club N.A.

     The provision for credit losses in 2002 was $3.424 billion compared to $2.596 billion in 2001. The increase in the provision for credit losses reflected the impact of receivable growth, primarily in Citi Cards and the U.K., and higher loss rates in Hong Kong, as well as an increase resulting from the Argentine crisis. The provision for credit loss in 2002 also included a $206 million addition to the loan loss reserve established in accordance with recent FFIEC guidance related to uncollectible interest and late fees for on-balance sheet credit card receivables in Citi Cards.

     The securitization of credit card receivables is limited to the Citi Cards business within North America. At December 31, 2002, securitized credit card receivables were $67.1 billion, compared to $67.0 billion at December 31, 2001. Credit card receivables held-for-sale were $6.5 billion at December 31, 2002 and 2001, respectively. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

     Including the effect of securitizations, managed net credit losses in 2002 were $7.175 billion with a related loss ratio of 5.93%, compared to $6.051 billion and 5.28% in 2001. The increase in the net credit loss ratio in 2002 was primarily due to increases in Citi Cards, reflecting industry-wide trends in the U.S., combined with increases in Asia resulting from higher bankruptcy losses in Hong Kong. Loans delinquent 90 days or more on a managed basis were $2.398 billion or 1.84% at December 31, 2002, compared to $2.384 billion or 1.96% at December 31, 2001.

CONSUMER FINANCE

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $      9,654  $      8,838
Operating expenses                                             3,002         3,336
Provisions for benefits, claims, and credit  losses            3,240         2,499
                                                       ----------------------------
INCOME BEFORE TAXES                                            3,412         3,003
Income taxes                                                   1,202         1,098
                                                       ----------------------------
NET INCOME                                              $      2,210  $      1,905
===================================================================================
Average assets (IN BILLIONS OF DOLLARS)                 $         91  $         84
Return on assets                                                2.43%         2.27%
===================================================================================

     CONSUMER FINANCE -- which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses -- reported net income of $2.210 billion in 2002, up $305 million or 16% from 2001, as revenue growth and continued efficiencies resulting from the integration of Associates in North America were partially offset by higher net credit losses in the U.S. and Japan. Net income growth in 2002 included after-tax benefits of $117 million due to the absence of goodwill and other indefinite-lived intangible asset amortization.

IN BILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
 AVERAGE LOANS
 Real estate-secured loans                              $       46.9  $       44.1
 Personal                                                       20.6          19.2
 Auto                                                            6.6           4.6
 Sales finance and other                                         3.8           3.5
                                                       ----------------------------
 TOTAL AVERAGE LOANS                                    $       77.9  $       71.4
                                                       ============================

     As shown in the preceding table, average loans grew 9% in 2002 resulting from the cross-selling of products through a Citigroup unit, an increase in auto loans in the U.S., the acquisitions of Taihei and Marufuku in Japan and growth in real estate-secured loans in Western Europe. Average auto loans in 2002 increased $2.0 billion or 43% from 2001, reflecting a shift in funding policy to fund business volumes internally and the addition of GSB auto loans in November 2002. In Japan, average loans of $12.2 billion in 2002 grew $1.6 billion or 15% from 2001, reflecting, in part, the acquisitions of Taihei and Marufuku which added $1.1 billion to average loans, primarily personal loans.

     As shown in the following table, the average net interest margin of 11.01% in 2002 increased 15 basis points from 2001 as improved margins in North America were partially offset by compression in International Consumer Finance. In North America, the average net interest margin was 8.47% in 2002, increasing 28 basis points from the prior year as the benefit of lower cost of funds was partially offset by lower yields, both reflecting a lower interest rate environment. The average net interest margin for International Consumer Finance was 21.14% in 2002, down 99 basis points from the prior year as lower cost of funds was more than offset by a decrease in yields resulting, in part, from strong growth in lower-risk real estate-secured loans, that have lower yields, in Western Europe.

                                                            2002          2001
-----------------------------------------------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                                                   8.47%         8.19%
International                                                  21.14%        22.13%
TOTAL                                                          11.01%        10.86%
                                                       ============================

     Revenues, net of interest expense, of $9.654 billion in 2002 increased $816 million or 9% from 2001. The increase in revenue reflected growth of 10% in North America and 8% in International Consumer Finance. Revenue growth in North America reflected the benefit of receivable growth which included the acquisition of GSB and improved net interest margins. In International Consumer Finance, revenue growth in Japan and Western Europe was partially offset by a decline in Latin America. Revenue growth in Japan was primarily driven by the impact of acquisitions and was partially offset by lower foreign currency gains. Revenue growth in Western Europe reflected higher volumes and the benefit of foreign currency translation, partially offset by lower yields. The decline in Latin America was due to continued weakness in Argentina where reduced business activity and the negative impact of foreign currency translation in 2002 was partially offset by redenomination losses of $62 million associated with consumer loans in 2001.

     Operating expenses of $3.002 billion in 2002 decreased $334 million or 10% from 2001 reflecting declines of 8% in North America and 13% in International Consumer Finance. The improvement in expenses was primarily due to continued benefits from the integration of Associates in the U.S., the absence of goodwill and other indefinite-lived intangible asset amortization and the benefit of foreign currency translation and management expense initiatives in Latin America. Operating expenses included restructuring-related charges of $8 million ($6 million after-tax) in 2002, and $34 million ($20 million after-tax) in 2001. Restructuring-related charges in 2001 were mainly due to actions in the U.S.

     The provisions for benefits, claims, and credit losses were $3.240 billion in 2002, up from $2.499 billion in 2001, primarily reflecting increases in the provision for credit losses in Japan and the U.S., including the impact of acquisitions. Net credit losses and the related loss ratio were $2.968 billion and 3.81% in 2002, up from $2.213 billion and 3.10% in 2001. In North America, net credit losses were $1.865 billion and the related loss ratio was 3.00% in 2002, compared to $1.527 billion and 2.65% in 2001. The increase in net credit losses in 2002 was due to increases in the personal and auto loan portfolios in the U.S. Net credit losses in the U.S. included $76 million in 2001 from sales of certain under-performing loans, which were charged against the allowance for credit losses and resulted in a 13 basis point increase to the net credit loss ratio in North America. Net credit losses in International Consumer Finance were $1.103 billion and the related loss ratio was 7.05% in 2002, up from $686 million and 5.01% in 2001 primarily due to increased bankruptcy filings and deteriorating credit quality in selected portions of the Japan portfolio.

     Loans delinquent 90 days or more were $2.119 billion or 2.52% of loans at December 31, 2002, compared to $2.243 billion or 3.04% at December 31, 2001. The decrease in delinquencies in 2002 was primarily due to improvements in the U.S., including the impact of credit risk management initiatives undertaken as part of the integration of Associates.

     In Japan, net credit losses and the related loss ratio are expected to increase from 2002 as a result of economic conditions and credit performance of the portfolios, including increased bankruptcy filings. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

RETAIL BANKING

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $     11,280  $      9,302
Operating expenses                                             6,440         5,617
Provisions for benefits, claims, and credit losses               709           555
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      4,131         3,130
Income taxes                                                   1,397         1,107
Minority interest, after-tax                                      38            27
                                                       ----------------------------
NET INCOME                                              $      2,696  $      1,996
                                                       ============================
Average assets (IN BILLIONS OF DOLLARS)                 $        168  $        132
Return on assets                                                1.60%         1.51%
                                                       ============================

     RETAIL BANKING -- which delivers banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems -- reported net income of $2.696 billion in 2002, up $700 million or 35% from 2001. The increase in RETAIL BANKING reflected growth in both North America and International Retail Banking net income of $692 million or 69% and $8 million or 1%, respectively. Growth in North America was primarily due to the impact of acquisitions, revenue growth in Citibanking North America and Consumer Assets as well as restructuring-related charges in the prior year. The increase in International Retail Banking reflected growth in all regions except Latin America, which continued to be impacted by economic weakness in Argentina.

     As shown in the following table, RETAIL BANKING grew customer deposits and average loans in 2002. The growth in North America primarily reflected the timing of acquisitions. In addition, North America experienced customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased student loans and mortgage loans held-for-sale. International Retail Banking average loans declined 1% in 2002 as the impact of credit risk management initiatives and foreign currency translation in Argentina and the sale of the mortgage portfolio in Japan were partially offset by growth in installment loans, including the impact of foreign currency translation, in Germany. Average customer deposits in the international markets were essentially unchanged in 2002 as growth in Japan was offset by the negative impact of foreign currency translation in Argentina.

IN BILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
AVERAGE CUSTOMER DEPOSITS
   North America                                        $       91.2  $       68.2
   International                                                79.0          78.8
                                                       ----------------------------
TOTAL AVERAGE CUSTOMER DEPOSITS                         $      170.2  $      147.0

AVERAGE LOANS
   North America (1)                                    $       75.6  $       59.8
   International                                                37.4          37.6
                                                       ----------------------------
TOTAL AVERAGE LOANS                                     $      113.0  $       97.4
                                                       ============================

(1)  Includes loans held-for-sale.

     Revenues, net of interest expense, of $11.280 billion in 2002 increased $1.978 billion or 21% from 2001. Revenues in North America grew $1.863 billion or 38%, driven by the impact of acquisitions combined with growth in Citibanking North America and Consumer Assets. Excluding the acquisitions of EAB and GSB, growth in Citibanking North America reflected the benefit of customer deposit growth and increased debit card fees, partially offset by reduced net funding and positioning spreads. Excluding the acquisition of GSB, revenue growth in Consumer Assets was mainly due to higher mortgage securitization income and increased spreads and volumes in student loans, partially offset by lower servicing revenue. The decline in servicing revenue primarily reflected increased mortgage refinancing and prepayment activity that was driven by lower interest rates. International Retail Banking revenues increased $115 million or 3% reflecting growth across the regions, partially offset by a decline in Latin America. Growth in Western Europe was largely due to increased loan volumes and improved spreads, along with the benefit of foreign currency translation. Revenue increases in Asia and CEEMEA reflected the benefit of growth in business volumes and investment product fees. In Japan, a $65 million gain on sale of the mortgage portfolio and growth in investment product fees resulted in a 15% increase in revenues. The decline in Latin America was due to events in Argentina, which included losses on Amparos, reduced business activity due to the economic situation, the negative impact of foreign currency translation and losses resulting from government-mandated inflation-indexed interest accruals. The 2002 decline in Latin America was partially offset by redenomination losses in 2001 of $62 million associated with consumer loans in Argentina.

     Operating expenses of $6.440 billion in 2002 increased $823 million or 15% from 2001 reflecting increases of 24% in North America and 2% in International Retail Banking. Operating expenses in 2002 included restructuring-related charges of $5 million compared to restructuring-related charges of $128 million ($83 million after-tax) in 2001, primarily related to the acquisition of Banamex. Excluding restructuring-related charges, the increase in North America resulted from the impact of acquisitions and other volume-related increases. The increase in International Retail Banking reflected the impact of increased business volumes, partially offset by expense reduction initiatives and the impact of foreign currency translation in Latin America.

     The provisions for benefits, claims, and credit losses were $709 million in 2002, up from $555 million in 2001. The increase in the provisions for benefits, claims, and credit losses in 2002 was mainly due to the inclusion of a full year for Banamex combined with the impact of loan growth and higher net credit losses as well as an increase resulting from the Argentine crisis. Net credit losses were $753 million and the related loss ratio was 0.67% in 2002, compared to $636 million and 0.65% in 2001. The 2002 increase in net credit losses was mainly due to the acquisition of Banamex.

     Loans delinquent 90 days or more were $4.150 billion or 2.84% of loans at December 31, 2002, compared to $3.437 billion or 3.30% at December 31, 2001. The increase in delinquent loans in 2002 was primarily due to increases in Consumer Assets and Western Europe, partially offset by improvements in the mortgage and middle market loan portfolios in Mexico. The increase in Consumer Assets mainly reflected the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies. The increase in Western Europe occurred mainly in Germany and reflected the impact of statutory changes and foreign currency translation.

     Average assets of $168 billion in 2002 increased $36 billion from 2001, primarily reflecting the acquisitions of Banamex, EAB and GSB.

OTHER CONSUMER

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $        292  $        192
Operating expenses                                               523           423
Provisions for benefits, claims, and credit losses                 -           (60)
                                                       ----------------------------
INCOME BEFORE TAX BENEFITS                                      (231)         (171)
Income tax benefits                                              (91)          (58)
                                                       ----------------------------
NET LOSS                                                $       (140) $       (113)
                                                       ============================

OTHER CONSUMER -- which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses of $140 million and $113 million in 2002 and 2001, respectively. Included in the 2002 results was a $52 million gain resulting from the disposition of a portion of an equity investment in CEEMEA and gains from the sales of buildings in Asia. Excluding these items, the increase in losses from 2001 reflected lower foreign currency hedge gains and an increase in legal costs in connection with settlements reached during the year.

     Operating expenses included a restructuring-related credit of $4 million in 2002 and a restructuring-related charge of $20 million ($13 million after-tax) in 2001.

     Revenues, expenses, and the provisions for benefits, claims and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

     During 2003, the Global Consumer businesses will continue to maintain a focus on tight expense control and productivity improvements. While the businesses will also focus on expanding the base of stable and recurring revenues and managing credit risk, revenue and credit performance will also be impacted by U.S. and global economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world. The Company remains diversified across a number of geographies, product groups and customer segments and continues to monitor the economic situation in all of the countries in which it operates.

     CARDS -- In 2002, CARDS reported record income of $3.1 billion, an increase of 23% from 2001 as operating margins continued to expand with 13% growth in risk-adjusted revenue outpacing a 1% increase in expenses. In 2003, CARDS is expected to deliver strong earnings growth with increased receivables and moderately improved net credit losses.

     In 2003, Citi Cards expects continued income growth and consistent risk-adjusted revenue performance, despite the continuation of a challenging competitive environment. The business expects to achieve strong receivable growth through the addition of certain private label card programs, organic growth and new product launches. In Mexico, the Company will continue to leverage the expertise and experience of the global CARDS franchise. International Cards is also expecting strong earnings growth in 2003 with a focus on expanding the revenue base through growth in sales, receivables and accounts while investing in both new and existing markets, including expansion in Europe and the recently announced joint venture with the Shanghai Pudong Development Bank in China.

     CONSUMER FINANCE -- In 2002, CONSUMER FINANCE reported record income of $2.2 billion, an increase of 16% from 2001 as revenue growth and continued expense reductions offset higher credit costs. In 2003, CONSUMER FINANCE expects moderate income growth.

     In North America, CitiFinancial expects to deliver income growth through the integration of GSB auto operations combined with growth in receivables and a continued focus on expense management. Moderate revenue growth is anticipated in 2003 as the impact of receivable growth is partially offset by the continued shift in the portfolio toward higher-quality credits with a more diversified and competitively priced product set. In the international markets, growth in 2003 is expected to be negatively impacted by performance in Japan, where challenging economic conditions persist. Throughout 2002, the consumer finance industry in Japan experienced significant increases in bankruptcy losses that reached record levels. In 2003, we expect credit losses in Japan to continue to rise and volume pressure, resulting from a tightening of underwriting standards in 2002, to continue. To mitigate the impact of the deteriorating environment, the business increased its focus on operating efficiencies through the centralization of back-office functions and rationalization of the branch network. In other international markets, important growth opportunities are anticipated as we continue to focus on gaining market share in both new and established markets including Denmark, Poland, South Korea and Thailand.

     RETAIL BANKING -- In 2002, RETAIL BANKING reported record income of $2.7 billion, an increase of 35% from 2001, reflecting a year of continued success in core business performance across most regions combined with the impact of acquisitions, which helped to drive North America income up 69%. In 2003, RETAIL BANKING expects to deliver strong income increases with ongoing improvements in core business performance and the addition of GSB while continuing to manage through the economic uncertainties in Latin America, including the impact of Argentine government actions on consumer deposits in that country following the recent Argentina Supreme Court decision declaring the 2002 pesification unconstitutional. For further information regarding the situation in Argentina, see the discussions on the "Impact from Argentina's Economic Changes" and "Argentina" on pages 5 and 9, respectively.

     In 2003, we expect to complete the integration of GSB, which added 352 branches, primarily in California, and significantly improves our penetration in the west coast market as well as provides an important foothold in the growing Hispanic banking market. The technology portion of the integration should be completed in the first quarter of 2003, while the transition to the Citi sales model, which began with the offering of selective Citigroup products in November 2002, is expected to be ongoing throughout 2003. In 2003, Citibanking North America will maintain a focus on improving sales productivity in the financial centers, increasing customer retention and cross-selling in the branch network and leveraging technologies to drive cost efficiencies. In Consumer Assets, CitiMortgage is expected to achieve growth through continued market share gains in originations and reduced costs from operational efficiencies while Student Loans will continue to benefit from the strong Citi brand, an expanded national sales force and best-in-class online applications and customer service. The RETAIL BANKING business in Mexico is expected to benefit from improved operating margins in 2003 as cost management restrains expense growth and the business focuses on deposit growth in the retail and middle market segments. In the international markets, Western Europe is expected to deliver strong growth through continued focus on defined customer segments and core product offerings combined with strategic investments in distribution platforms and tight expense management. In Japan, the business will continue to build on its strength in investment product sales and deposit gathering. In 2003, the business focus in Asia will be on maintaining sound expense management and tight credit underwriting while continuing to build on revenue momentum through growth in branch lending and investment product sales. CEEMEA anticipates continued market share expansion in established markets, as well as the build-out of the new franchise in Russia.

GLOBAL CORPORATE AND INVESTMENT BANK

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $     12,861  $     12,737
Operating expenses                                             6,596         6,751
Provision for credit losses                                    2,814         1,454
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      3,451         4,532
Income taxes                                                   1,078         1,598
Minority interest, after-tax                                      16            26
                                                       ----------------------------
NET INCOME                                              $      2,357  $      2,908
                                                       ============================

     GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES.

     GCIB reported net income of $2.357 billion and $2.908 billion in 2002 and 2001, respectively, reflecting a decrease of $665 million or 27% in CAPITAL MARKETS AND BANKING, offset by an increase of $114 million or 28% in TRANSACTION SERVICES.

     CAPITAL MARKETS AND BANKING net income of $1.836 billion in 2002 decreased $665 million or 27% compared to 2001 primarily reflecting a higher provision for credit losses and decreases in Latin America primarily due to Argentina and a charge for regulatory and legal matters, partially offset by increases in Sales & Trading and Fixed Income, lower compensation and benefits, gains on credit derivatives associated with the loan portfolio, 2001 restructuring charges of $65 million (after-tax) and the benefit from the absence of goodwill and other indefinite-lived intangible asset amortization.

     TRANSACTION SERVICES net income of $521 million in 2002 increased $114 million or 28% from 2001 primarily due to higher volumes, the impact of expense control initiatives, investment gains in Europe and Asia and prior-year restructuring-related charges of $13 million (after-tax), partially offset by trade finance write-offs in Argentina and Brazil and spread compression.

     The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to weak global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CAPITAL MARKETS AND BANKING

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES,  NET OF INTEREST EXPENSE                      $      9,324  $      9,221
Operating expenses                                             4,039         3,906
Provision for credit losses                                    2,605         1,433
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      2,680         3,882
Income taxes                                                     829         1,362
Minority interest, after-tax                                      15            19
                                                       ----------------------------
NET INCOME                                              $      1,836  $      2,501
                                                       ============================

     CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

     CAPITAL MARKETS AND BANKING net income of $1.836 billion in 2002 decreased $665 million or 27% from 2001 primarily due to a higher provision for credit losses, decreases in Latin America primarily due to Argentina and severance related charges in the fourth quarter of 2002, partially offset by increases in Sales & Trading and Fixed Income; lower compensation and benefits; gains on credit derivatives associated with the loan portfolio; 2001 restructuring charges of $65 million (after-tax); and the benefit from the absence of goodwill and other indefinite-lived intangible asset amortization.

     Revenues, net of interest expense, of $9.324 billion in 2002 increased $103 million or 1% from 2001 primarily reflecting growth in Sales & Trading and Fixed Income, gains on credit derivatives associated with the loan portfolio, and the acquisition of Banamex, partially offset by decreases in Latin America that were mainly due to redenomination losses and write-downs of sovereign securities in Argentina. In 2002, Fixed Income and Sales & Trading benefited from a low interest rate environment.

     Operating expenses were $4.039 billion in 2002 compared to $3.906 billion in 2001, up $133 million or 3% primarily reflecting a $700 million charge related to regulatory and legal matters, severance-related charges in the fourth quarter of 2002 and the acquisition of Banamex, partially offset by lower compensation and benefits, expense rationalization initiatives, a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $69 million (pretax) and 2001 restructuring charges of $104 million (pretax). Compensation and benefits decreased primarily reflecting lower incentive compensation, which is impacted by the revenue and credit performance of the business, and savings from restructuring actions initiated in 2001.

     The provision for credit losses was $2.605 billion in 2002 compared to $1.433 billion in 2001, up $1.172 billion or 82%, primarily reflecting higher provisions for exposures in the energy and telecommunications industries and Argentina, partially offset by higher 2001 credit losses in the CitiCapital transportation portfolio.

     Cash-basis loans were $4.239 billion and $3.040 billion at December 31, 2002 and 2001, respectively. The increase in 2002 primarily reflects increases in the energy and telecommunications industries and the transportation leasing and equipment finance portfolios in CitiCapital, as well as corporate borrowers in Argentina, Brazil, Thailand and Australia.

     Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to weak economic conditions in the U.S. and Europe, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

TRANSACTION SERVICES

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $      3,537  $      3,516
Operating expenses                                             2,557         2,845
Provision for credit losses                                      209            21
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                        771           650
Income taxes                                                     249           236
Minority interest, after-tax                                       1             7
                                                       ----------------------------
NET INCOME                                              $        521  $        407
                                                       ============================

     TRANSACTION SERVICES -- which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $521 million in 2002, up $114 million or 28% from 2001 primarily due to higher volumes, the impact of expense control initiatives, investment gains in Europe and Asia and prior-year restructuring-related charges of $13 million (after-tax), partially offset by trade finance write-offs in Argentina as well as spread compression.

     As shown in the following table, average liability balances and assets under custody experienced growth in 2002. Average liability balances of $85 billion and $77 billion in 2002 and 2001, respectively, primarily reflect growth in Asia, Japan and CEEMEA. Assets under custody increased 6% to $5.1 trillion in 2002 primarily reflecting increases in Europe and North America.

                                                            2002          2001
-----------------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)                $         85  $         77
Assets under custody (EOP IN TRILLIONS)                 $        5.1  $        4.8
                                                       ============================

     Revenues, net of interest expense, were $3.537 billion in 2002, up $21 million or 1% primarily reflecting higher business volumes, including the benefit of the Banamex acquisition, and investment gains in Europe and Asia, partially offset by continued spread compression.

     Operating expenses decreased $288 million or 10% in 2002 to $2.557 billion from $2.845 billion in 2001 primarily reflecting expense control initiatives across all regions, operational efficiency improvements resulting from prior-year investments in Internet initiatives and a prior-year restructuring-related charge of $17 million (pretax).

     The provision for credit losses was $209 million and $21 million in 2002 and 2001, respectively. The increase in 2002 was primarily due to trade finance write-offs in Argentina.

     Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $572 million and $464 million at December 31, 2002 and 2001, respectively. The increase in 2002 was primarily due to an increase in trade finance receivables in Argentina and Brazil.

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

     GCIB is significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries and territories in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

     Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

     CAPITAL MARKETS AND BANKING -- In 2002, CAPITAL MARKETS AND BANKING continued to be affected by the slowdown in capital markets activity combined with higher net credit losses from weakening economic conditions. Growth in fixed income and market share improvements mitigated weak market conditions. The business initiated several expense reduction initiatives.

     In 2003, focus will remain on credit risk mitigation, expense management, market share expansion and continued diversification. The Company will focus on identifying problem credits early and taking appropriate remedial actions. Net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to continued weak economic conditions. While other initiatives will focus on expanding market share in priority countries through organic growth, revenue performance is dependent upon the timing and strength of a recovery in U.S. and global economic conditions. Citicorp remains diversified across a number of geographies and industry groups. Citicorp continues to monitor the economic situation in emerging market countries closely and, where appropriate, adjusts exposures and strengthens risk management oversight.

     TRANSACTION SERVICES -- In 2002, TRANSACTION SERVICES was adversely impacted by a low interest rate environment, heightened price compression and higher net credit losses.

     In 2003, the business will focus on continued expense rationalization, further development of competitive advantages and mitigation of credit losses. While revenue performance depends on the timing and strength of a recovery in U.S. and global economic conditions, the business will also focus on strengthening its franchise across all regions. Additionally, the business will continue to leverage Citicorp's global corporate relationship client base through cross-selling initiatives.

GLOBAL INVESTMENT MANAGEMENT

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $      2,993  $      2,614
Operating expenses                                             1,737         1,693
Provisions for benefits, claims, and credit losses               325           215
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                        931           706
Income taxes                                                     257           244
Minority interest, after-tax                                       1            28
                                                       ----------------------------
NET INCOME                                              $        673  $        434
                                                       ============================

     GLOBAL INVESTMENT MANAGEMENT comprises LIFE INSURANCE AND ANNUITIES, PRIVATE BANK AND ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

     Global Investment Management net income was $673 million in 2002, up $239 million or 55% from 2001. LIFE INSURANCE AND ANNUITIES net income of $86 million in 2002 increased $44 million from 2001, reflecting increased International Insurance Manufacturing (IIM) earnings of $42 million, primarily resulting from the full-year impact of the Banamex acquisition, as well as increases in Asia and Latin America. PRIVATE BANK net income of $456 million in 2002 was up $88 million or 24% from 2001 primarily reflecting increased client revenues, the impact of lower interest rates and the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, partially offset by increased expenses. ASSET MANAGEMENT net income of $131 million in 2002 was up $107 million from 2001 primarily reflecting the full-year impact of the Banamex acquisition, partially offset by declines in the Latin America retirement services businesses due to the continuing economic crisis in Argentina. Net income of $673 million in 2002 and $434 million in 2001 included net restructuring-related charges of $8 million ($12 million pretax) and $16 million ($26 million pretax) in 2002 and 2001, respectively.

LIFE INSURANCE AND ANNUITIES

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $        575  $        352
Provision for benefits and claims                                307           192
Operating expenses                                               139            72
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                        129            88
Income taxes                                                      43            36
Minority interest, after-tax                                       -            10
                                                       ----------------------------
NET INCOME (1)                                          $         86  $         42
                                                       ============================

(1) Excludes investment gains/losses included within the Proprietary Investment Activities segment.

     LIFE INSURANCE AND ANNUITIES is comprised of International Insurance Manufacturing (IIM) and Citi Insurance Group (CIG). These businesses provide credit, life, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, Western Europe, Latin America and Asia.

     LIFE INSURANCE AND ANNUITIES net income of $86 million in 2002 increased $44 million from 2001 primarily reflecting a $26 million increase in Mexico due to the full-year impact of the Banamex acquisition, a $13 million increase in Asia and a $10 million increase in Latin America, partially offset by lower results in Japan, Western Europe and CEEMEA. The increase in Asia primarily represents increased investment income and business volume growth. The increase in Latin America primarily represents lower benefits and claims expense due to 2001 changes in Argentine regulations, foreign exchange gains on U.S. dollar-denominated investments, write-downs of Argentine government promissory notes (GPNs) in 2001, and the net impact of Amparos and other reserve activity. The 2001 fourth quarter included a net charge for the write-down of Argentine debt securities exchanged for loans (GPNs) held in the Siembra insurance companies, which were held in support of existing contractholders' liabilities. In 2002, the Company recorded an Amparos charge relating to Siembra's voluntary annuity business in the amount of $21 million. The decline in Japan and CEEMEA earnings primarily resulted from start-up operations in these regions.

     The provision for benefits and claims of $307 million in 2002 increased $115 million from 2001 due to the Banamex acquisition, partially offset by declines in Latin America due to the 2001 changes in Argentine regulations.

     Operating expenses of $139 million in 2002 increased $67 million from 2001 due to the full-year impact of the Banamex acquisition of $43 million and increased commissions paid to various consumer businesses.

     Minority interest decreased $10 million in 2002 due to the impact of acquiring the remaining interest in Seguros Banamex, in January 2002.

PRIVATE BANK

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $      1,695  $      1,542
Operating expenses                                             1,007           946
Provision for credit losses                                       18            23
                                                       ----------------------------
INCOME BEFORE TAXES                                              670           573
Income taxes                                                     214           205
                                                       ----------------------------
NET INCOME                                              $        456  $        368
                                                       ============================
Average assets (IN BILLIONS OF DOLLARS)                 $         29  $         26
Return on assets                                                1.57%         1.42%
                                                       ============================
Client business volumes under
   management (IN BILLIONS OF DOLLARS)                  $        164  $        159
                                                       ============================

     PRIVATE BANK provides personalized wealth management services for high-net-worth clients around the world. PRIVATE BANK net income was $456 million in 2002, up $88 million or 24% from 2001, primarily reflecting increased client revenues, the impact of lower interest rates and the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, partially offset by increased expenses to expand front-end sales and servicing capabilities.

     Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $164 billion at the end of the year, up 3% from $159 billion in 2001, reflecting increases in loans of $6 billion and banking and fiduciary deposits of $4 billion, partially offset by declines in proprietary managed assets of $2 billion and other declines of $3 billion (primarily custody). Regionally, the increase reflects continued growth in Asia, Japan and North America, partially offset by declines in CEEMEA, Latin America and Western Europe.

     Revenues, net of interest expense, were $1.695 billion in 2002, up $153 million or 10% from 2001, primarily driven by continued client revenue increases in client trading and lending activity and the benefit of lower interest rates, partially offset by the absence of prior-year performance and placement fees due to 2002 market conditions. The 2002 increase also reflects continued favorable trends in North America (including Mexico), up $132 million or 21% from 2001, primarily in lending and client trading activity. International revenues increased $21 million or 2% from 2001, primarily due to growth in Japan of $44 million or 29% (client trading) and Asia of $15 million or 5% (client trading and lending, offset by absence of 2001 performance and placement fees). These increases were partially offset by declines in Latin America of $21 million or 10%, CEEMEA of $10 million or 8% and Western Europe of $7 million or 5%.

     Operating expenses of $1.007 billion in 2002 were up $61 million or 6% from 2001 primarily reflecting higher levels of employee-related expenses, including increased front-end sales and servicing capabilities, and investment spending in technology. The increase in employee-related expenses includes $13 million of severance costs, primarily related to North America, Western Europe and CEEMEA. Operating expenses include restructuring charges of $1 million ($1 million after-tax) and $7 million ($4 million after-tax) in 2002 and 2001, respectively.

     The provision for credit losses was $18 million in 2002, down $5 million or 22% from 2001, primarily reflecting lower write-offs in North America and Japan and a lower provision in Asia, partially offset by higher write-offs in Western Europe in 2002. Net credit losses in 2002 remained at a nominal level of 0.05% of average loans outstanding, compared with 0.06% in 2001. Loans 90 days or more past due at year-end 2002 were $174 million or 0.56% of total loans outstanding, compared with $135 million or 0.54% at the end of 2001.

     Average assets of $29 billion in 2002 increased $3 billion or 12% from $26 billion in 2001 primarily from increased lending activity (higher real estate-secured and tailored loans).

ASSET MANAGEMENT

IN MILLIONS OF DOLLARS                                     2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $        723  $        720
Operating expenses                                               591           675
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                        132            45
Income taxes                                                       -             3
Minority interest, after-tax                                       1            18
                                                       ----------------------------
NET INCOME                                              $        131  $         24
                                                       ============================
Assets under management
  (IN BILLIONS OF DOLLARS) (1)                          $        167  $        158
                                                       ============================

(1) Includes $29 billion and $31 billion in 2002 and 2001, respectively, for PRIVATE BANK clients.

     ASSET MANAGEMENT offers institutional, high-net-worth, and retail clients a broad range of investment alternatives from investment centers located around the world and includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services businesses, other retirement services businesses in Latin America and an alternative investments business. Products and services offered include mutual funds, separately managed accounts, alternative investments (including hedge funds, private equity, and credit structures), and pension administration services.

     Net income of $131 million in 2002 improved $107 million from 2001, primarily reflecting the full-year impact of the Banamex acquisition, partially offset by declines in the Latin America retirement services businesses due to the continuing economic crisis in Argentina.

     Assets under management of $167 billion in 2002 rose 6% or $9 billion from 2001.

     Revenues, net of interest expense, of $723 million in 2002 increased $3 million from 2001, primarily due to the full-year impact of the Banamex acquisition of $117 million and an increase of $4 million in the retail/institutional and alternative investments businesses, partially offset by reduced revenues in the Latin America retirement services businesses of $118 million due to the continuing economic crisis in Argentina.

     Operating expenses of $591 million in 2002 declined $84 million or 12% from 2001, primarily reflecting reduced expenses in the Latin America retirement services businesses due to economic conditions and a decline in the retail/institutional business, partially offset by the full year impact of the Banamex acquisition. Operating expenses in 2002 include restructuring charges of $11 million ($7 million after-tax), primarily related to Latin America. Operating expenses in 2001 include restructuring charges of $19 million ($12 million after-tax), primarily related to Mexico and Western Europe.

     Minority interest, after-tax of $1 million in 2002 decreased $17 million or 94% from 2001, primarily due to the impact of acquiring the remaining interest in AFORE Banamex, a retirement services business, in January 2002.

GLOBAL INVESTMENT MANAGEMENT OUTLOOK

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

     LIFE INSURANCE AND ANNUITIES -- IIM leverages the distribution strength of Citigroup globally by manufacturing insurance linked to credit products as well as stand-alone indemnity and investment-related products. In the less-developed markets where populations are generally under insured, increasing disposable income, pension reform, greater awareness of the benefits of insurance among the general population and promotion of the insurance industry by local governments is expected to continue assisting IIM's growth. In mature but restructuring economies, such as Japan, IIM is capturing a share of the insurance market on products associated with the movement of savings from traditional products to new alternatives, including variable annuities. The growth of IIM is affected by the expansion of Citicorp's consumer business, including the volume of new loans and credit cards. It is also highly dependent on local regulations governing the cross-selling of insurance products to Citicorp customers and the evolution of consumer buying patterns. In Argentina, the potential impact from the economic crisis on the valuation of IIM's assets relative to liabilities will continue to be a key concern, including the impact of Argentine government actions on insurance contract liabilities in that country. For further information regarding the situation in Argentina, see the discussions on the "Impact from Argentina's Economic Changes" and "Argentina" on pages 5 and 9, respectively.

     PRIVATE BANK -- Leveraging the global reach of Citigroup and its full range of products and services has allowed the Private Bank to significantly grow earnings in 2002 while most competitors' earnings have declined. The continued execution of this strategy presents the PRIVATE BANK with the opportunity to increase its presence in the highly fragmented private banking market and continue the strong earnings growth experienced in the past few years.

     While certain macro-economic and geopolitical factors are expected to affect the business on a global scale in the year ahead, different opportunities exist in our businesses around the world. In the U.S., the build-out of the investments business and focus on under-penetrated markets will allow for continued growth. Asia will continue to leverage Citigroup platforms and build on-shore capabilities while Japan will focus on expanding its client set and building a discretionary asset management business. Latin America will focus on leveraging its competitive position and strong brand name. Western Europe and CEEMEA will focus on penetrating key markets.

     ASSET MANAGEMENT -- The ASSET MANAGEMENT business generated income growth during 2002 despite the impact of weak global markets.

The inclusion of full-year Banamex results, continued strength in net flows and expense reductions contributed to the income growth. The weakness in global markets was evident in U.S. equities and the economic instability and currency devaluation in Argentina.

     The global economic outlook and equity market levels will continue to affect the level of assets under management and revenues in the asset management businesses in the near-term, but underlying demand for asset management services remains strong. Overall, demographic trends remain favorable: aging populations and insufficient retirement savings will continue to drive growth in the industry across the retail/high-net-worth, institutional and retirement services markets. Competition will continue to increase as open architecture distribution expands and major global financial services firms focus on opportunities in asset management.

     For 2003, the business will focus on leveraging the full breadth of its global investment capabilities, continuing to capture the economic value of Citigroup's global distribution network, expansion of third-party distribution in key geographies and emphasis on penetration of the institutional pension segment.

PROPRIETARY INVESTMENT ACTIVITIES

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $       (156) $        459
Operating expenses                                               142           118
Provision for credit losses                                       31             -
                                                       ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                       (329)          341
Income taxes (benefits)                                         (107)          108
Minority interest, after-tax                                      23            (5)
                                                       ----------------------------
NET INCOME                                              $       (245) $        238
                                                       ============================

     PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citicorp's private equity investments, including venture capital activities (Private Equity), realized investment gains (losses) from sales of certain insurance-related investments and the results from certain other proprietary investments, including investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature (Other Investment Activities).

     Revenues, net of interest expense, in 2002 of ($156) million decreased $615 million from 2001 primarily reflecting lower Private Equity results and higher impairment write-downs in insurance-related investments, partially offset by increased gains in Other Investment Activities, including a $527 million gain on the sale of 399 Park Avenue. Insurance-related investment revenues were ($15) million and $18 million in 2002 and 2001, respectively.

     Operating expenses of $142 million in 2002 increased $24 million from 2001 primarily reflecting increased Private Equity and Other Investment Activities costs, partially related to majority-owned investment funds established in late 2001 and 2002.

     The increase in the provision for credit losses of $31 million from 2001 primarily relates to write-offs of loans in Private Equity.

     Minority interest, after-tax, of $23 million in 2002 increased $28 million from 2001 primarily due to the net impact of majority-owned investment funds established in late 2001 and 2002.

     The following sections contain information concerning revenues, net of interest expense, for the Private Equity and Other Investment Activities investment classifications:

     PRIVATE EQUITY provides equity and mezzanine debt financing on both a direct and indirect basis to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001 and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citicorp co-invests in companies that were privatized by the government of Brazil in the mid-1990s.

     Certain private equity investments held in investment company subsidiaries are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairment write-downs recognized in income for "other than temporary" declines in value. The public equity investment portfolio related to Banamex is classified as available-for-sale and carried at fair value, while Opportunity is accounted for under the equity method.

     As of December 31, 2002, Private Equity included assets of $5.971 billion, of which $2.626 billion was in the United States, $974 million in Western Europe, $1.660 billion in Latin America, $279 million in Asia and $432 million in CEEMEA . As of December 31, 2001, Private Equity included assets of $7.835 billion, of which $3.754 billion was in the United States, $830 million in Western Europe, $2.710 billion in Latin America, $259 million in Asia and $282 million in CEEMEA. The portfolio is primarily invested in industrial, consumer goods, communication and technology companies.

     Revenues for Private Equity, net of interest expense, are composed of the following:

IN MILLIONS OF DOLLARS                                      2002         2001(1)
-----------------------------------------------------------------------------------
Net realized gains (losses)                             $        575  $      1,298
Public mark-to-market (2)                                       (680)         (499)
Net impairment write-downs (3)                                  (401)         (478)
Other (4)                                                        (93)          169
                                                       ----------------------------
REVENUES, NET OF INTEREST EXPENSE                       $       (599) $        490
                                                       ============================

(1)  Reclassified to conform to the 2002 presentation.
(2) Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.
(3)  Includes private valuation adjustments.
(4)  Includes Opportunity, net investment income and management fees.

     Revenues, net of interest expense, of ($599) million in 2002 declined $1.089 billion from 2001 primarily relating to lower net realized gains (losses) on sales of investments of $723 million, greater public mark-to-market losses of $181 million and lower other revenues of $262 million, including $135 million related to net interest income, partially offset by lower net impairment write-downs. These declines included $738 million relating to Latin America, resulting from lower revenues on the Opportunity investment of $388 million (other revenues), higher impairment write-downs of $340 million, including $271 million on certain investments in Argentina, and lower net realized gains.

      OTHER INVESTMENT ACTIVITIES include various proprietary investments, including certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains (losses).

     Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. As of December 31, 2002, total assets of Other Investment Activities were $1.714 billion, including $579 million in the LDC Debt/Refinancing portfolios, $892 million in hedge funds and $243 million in other assets. As of December 31, 2001, total assets of Other Investment Activities were $1.492 billion, including $815 million in the LDC Debt/ Refinancing portfolios, $225 million in hedge funds and $452 million in other assets.

     The major components of Other Investment Activities revenues, net of interest expense are as follows:

IN MILLIONS OF DOLLARS                                      2002         2001(1)
-----------------------------------------------------------------------------------
LDC Debt/Refinancing portfolios                         $         15  $         59
Hedge fund investments                                            70            10
Other                                                            373          (118)
                                                       ----------------------------
REVENUES, NET OF INTEREST EXPENSE                       $        458  $        (49)
                                                       ============================

(1)  Reclassified to conform to the 2002 presentation.

     Revenues, net of interest expense, in 2002 of $458 million, increased $507 million from 2001 primarily resulting from a $527 million gain on the 2002 third quarter sale of 399 Park Avenue, relating to the portion of the building that the Company did not occupy. The decline in LDC Debt/Refinancing Portfolio revenues primarily results from lower interest earnings, as the portfolios are in run-off.

     Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CORPORATE/OTHER

IN MILLIONS OF DOLLARS                                      2002          2001
-----------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                       $        610  $        889
Operating expenses                                               615           684
Provisions for benefits,
  claims, and credit losses                                       (2)          484
                                                       ----------------------------
LOSS BEFORE TAXES, MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                     (3)         (279)
Income tax benefits                                              (68)         (169)
Minority interest, after-tax                                      32             8
                                                       ----------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                           33          (118)
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            -          (144)
                                                       ----------------------------
NET INCOME (LOSS)                                       $         33  $       (262)
                                                       ============================

     CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations; the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses; and the results of Northland Insurance Company (Northland). Effective October 2001, Northland was reorganized into a unit of Citigroup's property and casualty business.

     Revenues, net of interest expense, of $610 million in 2002 decreased $279 million from 2001 primarily as a result of the Northland reorganization, partially offset by lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury costs primarily related to favorable interest rate positioning and lower funding costs including the impact of lower interest rates, partially offset by the impact of increased borrowing levels.

     Operating expenses of $615 million in 2002 decreased $69 million from 2001 primarily due to the Northland reorganization and lower unallocated corporate costs, partially offset by the impact of higher intersegment eliminations. The provisions for benefits, claims, and credit losses of ($2) million in 2002 decreased $486 million from 2001 primarily due to the Northland reorganization. Income tax benefits of $68 million in 2002 include the tax benefit resulting from the loss incurred on the reorganization of Northland.

     The cumulative effect of accounting changes of $144 million in 2001 includes a charge of $111 million due to the impact of adopting Emerging Issues Task Force (EITF) 99-20 and a $33 million charge related to the adoption of SFAS
133. See Note 1 to the Consolidated Financial Statements for further details of cumulative effect of accounting changes.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: weak U.S. and global economic conditions; sovereign or regulatory actions; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world; the continued economic crisis in Argentina; the impact of the recent decision by the Argentina Supreme Court declaring the 2002 pesification unconstitutional; changes in assumptions underlying the valuations of financial instruments; uncertainty regarding the political and economic environment in Brazil; stress in the telecommunications and energy markets; changes in management's estimates underlying the allowance for credit losses; the effect of adopting SFAS 146 and applying FIN 45 and FIN 46; the effect of the amortization of unrecognized net actuarial losses on net pension expense; economic conditions and credit performance of the portfolios in Japan; the ability of CARDS to increase receivables and improve net credit losses; CitiFinancial's ability to successfully integrate the GSB auto operations and to grow its receivables; the ability of RETAIL BANKING to continue improvements in core business performance; the ability of CitiMortgage to make market share gains in originations and to reduce costs from operational efficiencies; the ability of RETAIL BANKING in Mexico to restrain expense growth and to develop deposit growth; the ability of GCIB's TRANSACTION SERVICES businesses to continue expense rationalization, to further develop competitive advantages, to mitigate credit losses and to continue to leverage the Company's global corporate relationship client base through cross-selling initiatives; the ability to effect strong sales growth and to maintain an efficient cost structure; in the PRIVATE BANK's U.S. business, the ability to build out the investments business and to focus on under-penetrated markets; portfolio growth and seasonal factors; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal proceedings and related matters.

MANAGING GLOBAL RISK

     The Company's Global Risk Management process is consolidated within Citigroup's Global Risk Management process as summarized below and as described in more detail in Citigroup's 2002 Annual Report on Form 10-K under the section titled "Managing Global Risk."

     The Citigroup risk management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level.

     The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

- INTEGRATION OF BUSINESS AND RISK MANAGEMENT - Risk management is integrated within the business plan and strategy.
- RISK OWNERSHIP -- All risks and resulting returns are owned and managed by an accountable business unit.
- INDEPENDENT OVERSIGHT - Risk limits are approved by both business management and independent risk management.
- POLICIES -- All risk management policies are clearly and formally documented.
- RISK IDENTIFICATION AND MEASUREMENT -- All risks are measured using defined methodologies, including stress testing.
-    LIMITS AND METRICS -- All risks are managed within a limit framework.
- RISK REPORTING -- All risks are comprehensively reported across the organization.

     The Citigroup Chief Risk Officer, with the assistance of risk management functions at the Citigroup-level, is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for appointing independent risk managers at the business-level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are regularly reviewed with the independent business-level risk managers, the Citigroup Risk Management Committee, and as appropriate, with the Citigroup Board of Directors.

     The independent risk managers at the business-level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring consistency with Citigroup standards. The business risk managers have dual accountability -- to the Citigroup Chief Risk Officer and to the head of their business unit.

     During 2002, the Citigroup Risk Management Committee was formed. It is chaired by the Citigroup Chief Risk Officer, and its members include senior business and risk managers across the organization. Its objectives include the review of the major risk exposures of Citigroup, particularly those that cut across business lines; the review of current and emerging risk issues; and the ongoing review of the risk management infrastructure, including policies, people and systems. The scope of risks covered includes, but is not limited to:

- Corporate Credit Risk, including obligor exposures vis-a-vis limits, risk ratings, industry concentrations, and country cross-border risks;
- Consumer Credit Risk, including product concentrations, regional concentrations, and trends in portfolio performance;
-    Counterparty pre-settlement risk in trading activities;
-    Distribution and underwriting risks;
- Price Risk, including the earnings or economic impact of changes in the level and volatilities of interest rates, foreign exchange rates and commodity, debt and equity prices on trading portfolios and on investment portfolios;
- Liquidity Risk, including funding concentrations and diversification strategy;
- Risks resulting from the underwriting, sale and reinsurance of life insurance policies; and
- Other risks, including legal, technology, operational and franchise, as well as specific matters identified and reviewed in the Audit and Risk Review process.

     The following sections summarize the processes for managing credit, market, operational and country risks within Citigroup's major businesses.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, and securities transactions settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

LOANS OUTSTANDING

IN MILLIONS OF DOLLARS AT YEAR-END                     2002           2001(1)          2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. offices:
Mortgage and real estate                           $    121,178    $     80,099    $     73,166    $     59,376    $     51,381
Installment, revolving  credit, and other                99,881          84,367          78,017          63,374          60,564
                                                  ------------------------------------------------------------------------------
                                                        221,059         164,466         151,183         122,750         111,945
                                                  ------------------------------------------------------------------------------
In offices outside the U.S.:
Mortgage and real estate                                 26,564          28,688          24,988          24,808          21,578
Installment, revolving credit, and other                 64,454          56,684          55,515          50,293          42,375
Lease financing                                             493             501             427             475             484
                                                  ------------------------------------------------------------------------------
                                                         91,511          85,873          80,930          75,576          64,437
                                                  ------------------------------------------------------------------------------
                                                        312,570         250,339         232,113         198,326         176,382
Unearned income                                          (1,973)         (2,677)         (3,234)         (3,757)         (3,377)
                                                  ------------------------------------------------------------------------------
CONSUMER LOANS--NET                                     310,597         247,662         228,879         194,569         173,005
                                                  ------------------------------------------------------------------------------
CORPORATE  LOANS
In U.S. offices:
Commercial and industrial                                35,018          34,147          39,188          34,151          27,682
Lease financing                                          14,044          17,679          13,805           9,513           8,769
Mortgage and real estate                                    588             515           1,017           2,690           5,821
                                                  ------------------------------------------------------------------------------
                                                         49,650          52,341          54,010          46,354          42,272
                                                  ------------------------------------------------------------------------------
In offices outside the U.S.:
Commercial and  industrial                               68,345          73,512          69,111          61,992          56,761
Mortgage and real estate                                  1,885           1,874           1,720           1,728           1,792
Loans to financial institutions                           8,621          10,456           9,630           7,692           8,008
Lease financing                                           4,414           3,678           3,689           2,459           1,760
Governments and official institutions                     3,081           4,033           1,952           3,250           2,132
                                                  ------------------------------------------------------------------------------
                                                         86,346          93,553          86,102          77,121          70,453
                                                  ------------------------------------------------------------------------------
                                                        135,996         145,894         140,112         123,475         112,725
Unearned income                                          (1,497)         (2,422)         (2,403)         (1,896)         (1,731)
                                                  ------------------------------------------------------------------------------
CORPORATE LOANS--NET                                    134,499         143,472         137,709         121,579         110,994
                                                  ------------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME                     445,096         391,134         366,588         316,148         283,999
Allowance for credit losses                             (11,501)        (10,088)         (8,961)         (8,853)         (8,596)
                                                  ------------------------------------------------------------------------------
TOTAL LOANS--NET OF UNEARNED INCOME
  AND ALLOWANCE FOR CREDIT LOSSES                  $    433,595    $    381,046    $    357,627    $    307,295    $    275,403
                                                  ==============================================================================

(1)  Reclassified to conform to the 2002 presentation.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

IN MILLIONS OF DOLLARS AT YEAR-END                     2002            2001            2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED
Consumer(1)                                        $        495    $        393    $        366    $        332    $        358
Corporate(1)                                                 53             127             214             225             288
Corporate/Other                                               -               -               -               6               -
                                                  ------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                      $        548    $        520    $        580    $        563    $        646
                                                  ==============================================================================
OTHER REPOSSESSED ASSETS(2)                        $        230    $        439    $        292    $        256    $        135
                                                  ==============================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

IN MILLIONS OF DOLLARS                                 2002            2001            2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT BEGINNING OF YEAR   $     10,088    $      8,961    $      8,853    $      8,596    $      8,087
                                                  ------------------------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                                  7,154           5,328           4,345           4,169           3,753
Corporate                                                 2,841           1,462             994             591             508
                                                  ------------------------------------------------------------------------------
                                                          9,995           6,790           5,339           4,760           4,261
                                                  ------------------------------------------------------------------------------
GROSS CREDIT LOSSES
CONSUMER (1)
  In U.S. offices                                         5,098           4,185           3,413           3,063           3,057
  In offices outside the U.S.                             2,813           2,060           1,939           1,799           1,235
CORPORATE
Mortgage and real estate
  In U.S. offices                                             5              13              10              59              40
  In offices outside the U.S.                                23               3              22              11              58
Governments and official institutions outside
 the U.S.                                                     -               -               -               -               3
Loans to financial institutions
  In U.S. offices                                             -              10               -               -               -
  In offices outside the U.S.                                 4               -               -              11              97
Commercial and industrial
  In U.S. offices                                         1,546           1,378             563             186             125
  In offices outside the U.S.                             1,070             629             311             479             348
                                                  ------------------------------------------------------------------------------
                                                         10,559           8,278           6,258           5,608           4,963
                                                  ------------------------------------------------------------------------------

CREDIT RECOVERIES
CONSUMER (1)
  In U.S. offices                                           610             435             526             413             427
  In offices outside the U.S.                               505             418             403             356             287
CORPORATE (2)
Mortgage and real estate
  In U.S. offices                                             1               1               9              36              89
  In offices outside the U.S.                                 -               1               1               2              10
Governments and official
 institutions outside the U.S.                                2               -               1               -              10
Loans to financial institutions
 in offices outside the U.S.                                  6               9               9               5              16
Commercial and industrial
  In U.S. offices                                           266             262              45              19              36
  In offices outside the U.S.                               173             134              70              94              30
                                                  ------------------------------------------------------------------------------
                                                          1,563           1,260           1,064             925             905
                                                  ------------------------------------------------------------------------------
NET CREDIT LOSSES
  In U.S. offices                                         5,772           4,888           3,406           2,840           2,670
  In offices outside the U.S.                             3,224           2,130           1,788           1,843           1,388
                                                  ------------------------------------------------------------------------------
                                                          8,996           7,018           5,194           4,683           4,058
                                                  ------------------------------------------------------------------------------
Other--net(3)                                               414           1,355             (37)            180             306
                                                  ------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
 AT END OF YEAR                                    $     11,501    $     10,088    $      8,961    $      8,853    $      8,596
                                                  ==============================================================================
Allowance for credit losses on letters
 of credit (4)                                              167              50              50              50               -
                                                  ==============================================================================
TOTAL ALLOWANCE FOR LOANS, LEASES, LENDING,
 COMMITMENTS AND LETTERS OF CREDIT                 $     11,668    $     10,138    $      9,011    $      8,903    $      8,596
                                                  ==============================================================================
Net consumer credit losses                         $      6,796    $      5,392    $      4,423    $      4,093    $      3,578
As a percentage of average consumer loans                  2.58%           2.31%           2.11%           2.24%           2.23%
                                                  ==============================================================================
Net corporate credit losses                        $      2,200    $      1,626    $        771    $        590    $        480
As a percentage of average corporate loans                 1.63%           1.13%           0.61%           0.52%           0.47%
                                                  ==============================================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Includes amounts recorded under credit default swaps purchased from third parties.
(3) 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of allowance for credit losses related to the acquisitions of Banamex and EAB. 2000 and 1999 include the addition of allowance for credit losses related to other acquisitions. 1998 reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. All periods also include the impact of foreign currency translation.
(4) Primarily represents additional reserves recorded as other liabilities on the balance sheet.

CASH-BASIS, RENEGOTIATED,
AND PAST DUE LOANS

IN MILLIONS OF
  DOLLARS AT YEAR-END                    2002         2001 (1)      2000 (1)      1999 (1)     1998 (1)
--------------------------------------------------------------------------------------------------------
CORPORATE
  CASH-BASIS LOANS
Collateral dependent
  (at lower of cost or
  collateral value)(2)                $      572    $      680    $      346    $      432    $      303
Other(3)                                   4,257         2,834         1,580         1,162         1,201
                                     -------------------------------------------------------------------
TOTAL                                 $    4,829    $    3,514    $    1,926    $    1,594    $    1,504
                                     ===================================================================
CORPORATE
  CASH-BASIS LOANS(3)
In U.S. offices                       $    1,651    $    1,296    $      656    $      435    $      362
In offices
  outside the U.S.                         3,178         2,218         1,270         1,159         1,142
                                     -------------------------------------------------------------------
TOTAL                                 $    4,829    $    3,514    $    1,926    $    1,594    $    1,504
                                     ===================================================================
CORPORATE
  RENEGOTIATED LOANS
In U.S. offices                       $      115    $      263    $      305    $      256    $      255
In offices
  outside the U.S.                            55            74            94            56            59
                                     -------------------------------------------------------------------
TOTAL                                 $      170    $      337    $      399    $      312    $      314
                                     ===================================================================
CONSUMER LOANS
  ON WHICH ACCRUAL
  OF INTEREST HAD
  BEEN SUSPENDED(3)
In U.S. offices                       $    2,300    $    2,501    $    1,797    $    1,696    $    1,751
In offices
  outside the U.S.                         2,723         2,241         1,607         1,821         1,664
                                     -------------------------------------------------------------------
TOTAL                                 $    5,023    $    4,742    $    3,404    $    3,517    $    3,415
                                     ===================================================================
ACCRUING LOANS
  90 OR MORE DAYS
  DELINQUENT(3)(4)
In U.S. offices                       $    2,884    $    1,822    $    1,247    $      874    $      833
In offices
  outside the U.S.                           447           776           385           452           532
                                     -------------------------------------------------------------------
TOTAL                                 $    3,331    $    2,598    $    1,632    $    1,326    $    1,365
                                     -------------------------------------------------------------------
CORPORATE CASH-BASIS
LOANS AS A % OF
TOTAL CORPORATE LOANS                       3.59%         2.45%         1.40%         1.31%         1.36%
                                     ===================================================================

(1)  Reclassified to conform to the 2002 presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex loan data.
(4) Substantially all consumer loans of which $1,764 million, $920 million, $503 million, $379 million, and $267 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2002, 2001, 2000, 1999, and 1998, respectively.

FOREGONE INTEREST REVENUE ON LOANS(1)

                                                                   In non-
                                                      In U.S.        U.S.         2002
IN MILLIONS OF DOLLARS                                offices      offices        TOTAL
-----------------------------------------------------------------------------------------
Interest revenue that would have been
  accrued at original contractual rates(2)           $      308   $      588   $      896
Amount recognized as interest revenue(2)                     39          177          216
                                                    -------------------------------------
FOREGONE INTEREST REVENUE                            $      269   $      411   $      680
                                                    =====================================

(1) Relates to corporate cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

CONSUMER CREDIT RISK

     Within Global Consumer, business-specific credit risk policies and procedures are derived from the following risk management framework:

- Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities;
- Senior Business Managers are responsible for managing risk/return tradeoffs in their business;
- Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices;
- Approval policies for a product or business are tailored to internal audit ratings, profitability and credit risk management performance;
- Independent credit risk management is responsible for establishing the Global Consumer Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

CONSUMER PORTFOLIO REVIEW

     Citicorp's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 70% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 71% originated in the U.S. and 29% originated from offices outside the U.S. Mortgage and real estate loans constitute 47% of the total consumer loan portfolio and installment; revolving credit and other consumer loans constitute 53% of the portfolio.

     In the consumer portfolio, credit loss experience is expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written-off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country. The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

IN MILLIONS OF DOLLARS,
   EXCEPT TOTAL AND AVERAGE                  TOTAL             90 DAYS OR MORE            AVERAGE
   LOAN AMOUNTS IN BILLIONS                  LOANS               PAST DUE (1)              LOANS         NET CREDIT LOSSES(1)
                                           ------------------------------------------------------------------------------------
 PRODUCT VIEW                                 2002           2002          2001(2)         2002           2002         2001(2)
-------------------------------------------------------------------------------------------------------------------------------
CARDS                                      $    130.4     $    2,398     $    2,384     $    121.0     $    7,175    $    6,051
     RATIO                                                      1.84%          1.96%                         5.93%         5.28%

    North America Cards                         118.4          2,185          2,209          110.2          6,668         5,655
         RATIO                                                  1.85%          1.99%                         6.05%         5.41%

    International Cards                          12.0            213            175           10.8            507           396
         RATIO                                                  1.77%          1.65%                         4.71%         3.96%

CONSUMER FINANCE                                 84.1          2,119          2,243           77.9          2,968         2,213
     RATIO                                                      2.52%          3.04%                         3.81%         3.10%

    North America Consumer Finance               67.7          1,785          2,001           62.3          1,865         1,527
         RATIO                                                  2.64%          3.36%                         3.00%         2.65%

    International Consumer Finance               16.4            334            242           15.6          1,103           686
         RATIO                                                  2.04%          1.71%                         7.05%         5.01%

RETAIL BANKING                                  146.2          4,150          3,437          113.0            753           636
     RATIO                                                      2.84%          3.30%                         0.67%         0.65%

    North America Retail Banking                109.2          2,818          2,299           75.6            315           230
         RATIO                                                  2.58%          3.42%                         0.42%         0.39%

    International Retail Banking                 37.0          1,332          1,138           37.4            438           406
         RATIO                                                  3.60%          3.08%                         1.17%         1.08%

PRIVATE BANK(3)                                  30.9            174            135           28.3             15            14
     RATIO                                                      0.56%          0.54%                         0.05%         0.06%

Other Consumer                                    1.0              -             11            1.0              9            46
                                           -------------------------------------------------------------------------------------

TOTAL MANAGED(4)                           $    392.6     $    8,841     $    8,210     $    341.2     $   10,920    $    8,960
  RATIO                                                         2.25%          2.50%                         3.20%         2.88%
                                           ------------------------------------------------------------------------------------
Securitized receivables                         (67.1)        (1,129)        (1,282)         (65.2)        (3,760)       (3,251)
Loans held-for-sale                             (15.9)           (99)          (110)         (12.1)          (364)         (317)
                                           ------------------------------------------------------------------------------------
CONSUMER LOANS(5)                          $    309.6     $    7,613     $    6,818     $    263.9     $    6,796    $    5,392
  RATIO                                                         2.46%          2.75%                         2.58%         2.31%
                                           ====================================================================================

                                             TOTAL              90 DAYS OR MORE           AVERAGE
                                             LOANS                PAST DUE(1)              LOANS         NET CREDIT LOSSES(1)
                                           ------------------------------------------------------------------------------------
 REGIONAL VIEW                                2002           2002          2001(2)         2002            2002        2001(2)
-------------------------------------------------------------------------------------------------------------------------------
North America (excluding Mexico)           $    304.4     $    6,250     $    5,567     $    255.0     $    8,650    $    7,353
      RATIO                                                     2.05%          2.28%                         3.39%         3.15%

 Mexico                                           9.8            638          1,032           10.3            216           117
      RATIO                                                     6.52%          9.04%                         2.11%         2.15%

 Western Europe                                  25.1          1,208            810           22.4            418           340
      RATIO                                                     4.80%          4.04%                         1.87%         1.76%

 Japan                                           17.6            258            192           18.1          1,035           590
      RATIO                                                     1.46%          1.16%                         5.71%         3.52%

Asia (excluding Japan)                           27.4            335            385           26.9            364           269
      RATIO                                                     1.22%          1.44%                         1.35%         1.01%

 Latin America                                    3.2             79            166            3.7            180           246
      RATIO                                                     2.49%          3.52%                         4.85%         4.16%

 CEEMEA                                           5.1             73             58            4.8             57            45
      RATIO                                                     1.44%          1.22%                         1.17%         1.00%
                                           ------------------------------------------------------------------------------------
 TOTAL MANAGED(4)                          $    392.6     $    8,841     $    8,210     $    341.2     $   10,920    $    8,960
   RATIO                                                        2.25%          2.50%                         3.20%         2.88%
                                           ------------------------------------------------------------------------------------
 Securitized receivables                        (67.1)        (1,129)        (1,282)         (65.2)        (3,760)       (3,251)
 Loans held-for-sale                            (15.9)           (99)          (110)         (12.1)          (364)         (317)
                                           ------------------------------------------------------------------------------------
 CONSUMER LOANS(5)                         $    309.6     $    7,613     $    6,818     $    263.9     $    6,796    $    5,392
   RATIO                                                        2.46%          2.75%                         2.58%         2.31%
                                           ====================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  Reclassified to conform to the 2002 presentation.
(3) PRIVATE BANK results are reported as part of the Global Investment Management segment.
(4) This table presents credit information on a managed basis and shows the impact of securitizations to get to a held basis. Only North America Cards and North America Retail Banking from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of performance and key indicators of the credit card business that is consistent with the view the Company uses to manage the business.
(5) Total loans and total average loans exclude certain interest and fees on credit cards of approximately $1.0 billion and $0.4 billion, respectively, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                      END OF PERIOD                  AVERAGE
                                 ------------------------    ------------------------
IN BILLIONS OF DOLLARS              2002        2001(1)         2002         2001(1)
-------------------------------------------------------------------------------------
TOTAL MANAGED                    $    392.6    $    327.9    $    341.2    $    311.5
Securitized receivables               (67.1)        (68.3)        (65.2)        (63.8)
Loans held-for-sale                   (15.9)        (11.9)        (12.1)        (14.2)
                                 ------------------------    ------------------------
ON-BALANCE SHEET(2)              $    309.6    $    247.7    $    263.9    $    233.5
                                 ====================================================

(1)  Reclassified to conform to the 2002 presentation.
(2) 2002 end-of-period and average loans exclude certain interest and fees on credit cards of approximately $1.0 billion and $0.4 billion, respectively.

     Total delinquencies 90 days or more past due in the managed portfolio were $8.841 billion or 2.25% of loans at December 31, 2002, compared to $8.210 billion or 2.50% at December 31, 2001. Total managed net credit losses in 2002 were $10.920 billion and the related loss ratio was 3.20%, compared to $8.960 billion and 2.88% in 2001. For a discussion of trends by business, see business discussions on pages 13 to 17 and page 20.

     Citicorp's allowance for credit losses of $11.501 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $6.410 billion at December 31, 2002 and $5.507 billion at December 31, 2001. The increase in the allowance for credit losses from 2001 was primarily due to a $452 million addition associated with the acquisition of GSB, and a $206 million increase in Citi Cards established in accordance with recent FFIEC guidance related to past due interest and late fees. The level of the consumer allowance was also impacted by deteriorating credit in Argentina and the CONSUMER FINANCE portfolio in Japan. The allowance as a percentage of loans on the balance sheet was 2.06% at December 31, 2002, compared to 2.22% at December 31, 2001. The decline in the allowance as a percentage of loans from the prior year primarily reflected the addition of the GSB loan portfolio, which is predominantly secured by real estate, combined with growth in consumer loans and the impact of stricter lending standards and portfolio management in individual businesses. On-balance sheet consumer loans of $309.6 billion increased $61.9 billion or 25% from December 31, 2001. The increase from a year ago was primarily driven by the addition of GSB loans, receivable growth in Citi Cards, mortgage and student loan growth in Consumer Assets and increases in real estate-secured loans in the PRIVATE BANK and CitiFinancial. In addition, increases in Western Europe were partially offset by declines in Latin America and Mexico.

     Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio are expected to increase from 2002 due to current economic conditions in that country, including rising bankruptcy filings and unemployment rates. Management expects that 2003 consumer credit loss rates will be comparable to 2002 despite current economic conditions in the U.S. and Japan, including rising bankruptcy filings and unemployment rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

CORPORATE CREDIT RISK

     For corporate clients and investment banking activities across the organization, the credit process is grounded in a series of fundamental policies, including:

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

     These policies apply universally across corporate clients and investment banking activities. Businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may only do so under a Credit Program that has been approved by independent credit risk management. In all cases, the above policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

     The following table presents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2002. The corporate portfolio is broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

                                            Greater
                                             than 1    Greater
                                 Within 1   year but    than 5     Total
IN BILLIONS OF DOLLARS             year     within 5    years     exposure
--------------------------------------------------------------------------
Direct outstandings              $    153   $     51   $     19   $    223
Unfunded commitments                  135         59         13        207
                                 -----------------------------------------
TOTAL                            $    288   $    110   $     32   $    430
                                 -----------------------------------------

PORTFOLIO MIX

     The corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings and unfunded commitments by region:

                           DEC. 31,              Dec. 31,
                            2002                   2001
-------------------------------------------------------------
 North America                 47%                   47%
 Europe                        19%                   16%
 Japan                          3%                    2%
 Asia                          11%                   11%
 Latin America                  5%                    8%
 Mexico                         8%                    9%
 CEEMEA                         7%                    7%
                     ----------------------------------------
 TOTAL                        100%                  100%
                     ========================================

     It is corporate credit policy to maintain accurate and consistent risk ratings across the corporate credit portfolio. This facilitates the comparison of credit exposures across all lines of business, geographic region and product. All internal risk ratings must be derived in accordance with the Corporate Risk Rating Policy. Any exception to the policy must be approved by the Citigroup Chief Risk Officer. The Corporate Risk Rating Policy establishes standards for the derivation of obligor and facility risk ratings that are generally consistent with the approaches used by the major rating agencies.

     Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived through the use of validated statistical models, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given-default of the facility such as parent support, collateral or structure.

     Internal obligor ratings equivalent to BBB- and above are considered investment-grade. Ratings below the equivalent of BBB- are considered non-investment-grade.

       The following table presents the corporate credit portfolio by facility risk rating at December 31, 2002 and 2001, as a percentage of the total portfolio:

                                 DIRECT OUTSTANDINGS AND
                                  UNFUNDED COMMITMENTS
----------------------------------------------------------------
                               2002                  2001
                       -----------------------------------------
AAA/AA/A                        49%                   43%
BBB                             23%                   28%
BB/B                            23%                   18%
CCC or below                     2%                    3%
Unrated(1)                       3%                    8%
                       -----------------------------------------
                               100%                  100%
                       -----------------------------------------

(1) Includes retail margin loans, as well as portfolios of recent acquisitions, which are in the process of conforming to Citigroup's risk-rating methodology.

     The corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks and governments and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

                                   DIRECT OUTSTANDINGS
                                 AND UNFUNDED COMMITMENTS
                                ---------------------------
                                   2002          2001
-----------------------------------------------------------
Government and central banks            12%           13%
Other financial institutions             8%            6%
Banks                                    6%            5%
Insurance                                5%            4%
Utilities                                5%            4%
Telephone and cable                      4%            4%
Agricultural and food preparation        4%            5%
Investment banks                         3%            3%
Industrial machinery and equipment       3%            5%
Global information technology            3%            3%
Petroleum                                3%            3%
Freight transportation                   2%            4%
Chemicals                                2%            3%
Autos                                    2%            2%
Other industries(1)                     38%           36%
                                ---------------------------
TOTAL                                  100%          100%
                                ---------------------------

(1) Includes all other industries, none of which exceeds 2% of total outstandings.

CREDIT RISK MITIGATION

     As part of its overall risk management activities, the Company makes use of credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties. At December 31, 2002, $9.6 billion of credit risk exposure was hedged. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2002, the credit protection was hedging underlying credit exposure with the following risk rating distribution:

RATING OF HEDGED EXPOSURE                        2002
---------------------------------------------------------
AAA/AA/A                                         35%
BBB                                              55%
BB/B                                              9%
CCC or below                                      1%
                                           --------------
                                                 100%
                                           --------------

At December 31, 2002, the credit protection was hedging underlying credit exposure with the following industry distribution:

INDUSTRY OF HEDGED EXPOSURE                      2002
---------------------------------------------------------
Telephone and cable                              14%
Utilities                                        12%
Other financial institutions                      8%
Agriculture and food preparation                  7%
Global information technology                     6%
Industrial machinery and equipment                6%
Business services                                 4%
Chemicals                                         4%
Entertainment/news group                          4%
Natural gas distribution                          4%
Petroleum                                         4%
Other(1)                                         27%
                                           --------------
                                                 100%
                                           --------------

(1) Includes all other industries none of which is greater than 4% of total hedged amount.

GLOBAL CORPORATE PORTFOLIO REVIEW

     Corporate loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. In the case of CitiCapital, loans and leases are identified as impaired when interest or principal is past due not later than 120 days but interest ceases to accrue at 90 days. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value.

     The following table summarizes corporate cash-basis loans and net credit losses:

IN MILLIONS OF DOLLARS                                      2002         2001(1)
---------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
   Capital Markets and Banking(2)                        $    4,239    $    3,040
   Transaction Services(2)                                      572           464
   Investment Activities(3)                                      18             2
   Corporate                                                      -             8
                                                         ------------------------
 TOTAL  CORPORATE CASH-BASIS LOANS                       $    4,829    $    3,514
                                                         ========================
NET CREDIT LOSSES
   Capital Markets and Banking(2)                        $    2,004    $    1,605
   Transaction Services(2)                                      165            21
   Investment Activities(3)                                      31             -
                                                         ------------------------
 TOTAL NET CREDIT LOSSES                                 $    2,200    $    1,626
                                                         ========================
 CORPORATE ALLOWANCE FOR CREDIT LOSSES                   $    5,091    $    4,581
 Corporate allowance for credit losses on
   letters of credit(4)                                         167            50
                                                         ------------------------
 TOTAL CORPORATE ALLOWANCE FOR LOANS,
   LEASES, LENDING COMMITMENTS
   AND LETTERS OF CREDIT                                 $    5,258    $    4,631
                                                         ========================
 As a percentage of total corporate loans(5)                   3.79%         3.19%
                                                         ========================

(1)  Reclassified to conform to the 2002 presentation.
(2)  2001 includes Banamex cash-basis loans and net credit losses.
(3) Investment Activities results are reported in the Proprietary Investment Activities segment.
(4)  Represents additional reserves as other liabilities on the balance sheet.
(5)  Does not include the allowance for letters of credit.

     Corporate cash-basis loans were $4.829 billion and $3.514 billion at December 31, 2002 and 2001, respectively. Cash-basis loans increased $1.315 billion in 2002 primarily due to increases in CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects increases in the energy and telecommunications industries combined with increases in Latin America, mainly Argentina and Brazil, CitiCapital and Asia, mainly Thailand and Australia. CitiCapital increased primarily due to increases in the transportation and equipment finance portfolios. TRANSACTION SERVICES increased primarily due to increases in trade finance receivables in Argentina and Brazil.

     Total corporate Other Real Estate Owned (OREO) was $53 million and $127 million at December 31, 2002 and 2001, respectively. The $74 million decrease in 2002 primarily reflect the continued improvements in the North America real estate portfolio.

     Total corporate Other Repossessed Assets were $139 million and $284 million at December 31, 2002 and 2001, respectively. The $145 million decrease in 2002 primarily reflects improvements in the transportation equipment portfolio due to a decline in portfolio size and improved credit quality.

     Total corporate loans outstanding at December 31, 2002 were $134 billion as compared to $143 billion at December 31, 2001.

     Total corporate net credit losses of $2.200 billion in 2002 increased $574 million compared to 2001 primarily due to higher net credit losses in the energy and telecommunications industries and Argentina, partially offset by higher 2001 credit losses in the CitiCapital transportation portfolio.

     The allowance for credit losses is established by management based upon estimates of probable losses inherent in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower's financial strength, payment history, the financial stability of any guarantors and for secured loans, the realizable value of any collateral. CitiCapital's allowance is established based upon an estimate of probable losses inherent in the portfolio for individual loans which are deemed impaired as well as by applying an annualized weighted average credit loss ratio utilizing both historical and projected losses to the remaining portfolio. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

     Citicorp's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.668 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit. losses attributed to the corporate portfolio was $5.091 billion at December 31, 2002, compared to $4.581 billion at December 31, 2001. The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 3.79% at December 31, 2002, as compared to 3.19% at December 31, 2001. The $627 million increase in the total allowance at December 31, 2002 primarily reflects reserves established as a result of the impact of the continuing deterioration in the Argentine economy and the telecommunications and energy industries on the corporate portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to weak global economic conditions, stress in the telecommunications and energy industries, uncertainty regarding the political and economic environment in Brazil, sovereign or regulatory actions, the economic crisis in Argentina, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 23.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                        DUE       OVER 1 YEAR
                                                      WITHIN 1     BUT WITHIN     OVER 5
IN MILLIONS OF DOLLARS AT YEAR-END                      YEAR         5 YEARS       YEARS         TOTAL
---------------------------------------------------------------------------------------------------------
MATURITIES OF THE GROSS
  CORPORATE LOAN PORTFOLIO
In U.S. offices
  Commercial and
    industrial loans                                $    10,758   $    20,175   $     4,085   $    35,018
  Mortgage and real estate                                  181           339            68           588
  Lease financing                                         4,315         8,091         1,638        14,044
In offices outside the U.S.                              54,289        28,003         4,054        86,346
                                                  --------------------------------------------------------
TOTAL CORPORATE LOAN
  PORTFOLIO                                         $    69,543   $    56,608   $     9,845   $   135,996
                                                  ========================================================
SENSITIVITY OF LOANS DUE AFTER ONE
  YEAR TO CHANGES IN INTEREST RATES(1)
Loans at predetermined
  interest rates                                                  $    24,430   $     5,030
Loans at floating or
  adjustable interest rates                                            32,178         4,815
                                                                  -------------------------
TOTAL                                                             $    56,608   $     9,845
                                                                  =========================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 18 and 20 to the Consolidated Financial Statements.

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

     Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored and reported to ensure transparency in risk-taking activities and integrity in risk reports. In all cases, the businesses are ultimately responsible for the market risks that they take and for remaining within their defined limits.

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

     Earnings-at-Risk is the primary method for measuring price risk in Citicorp's non-trading portfolios. Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward instantaneous parallel shift in the yield curve for the appropriate currency assuming a static portfolio. Citicorp generally measures this impact over a one-year and five-year time horizon under business-as-usual conditions. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures in the non-trading portfolios are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivatives and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assuming no correlation between exposures in different currencies.

     Citicorp's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citicorp also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any other individual non-U.S. dollar currency.

     The table below illustrates the impact to Citicorp's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of December 31, 2002, the potential impact on pretax earnings over the next 12 months is a decrease of $781 million from an interest rate increase and an increase of $927 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $774 million from an increase in interest rates and a decrease of $673 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year primarily reflects the change in the asset/liability mix to reflect Citicorp's view of interest rates.

     As of December 31, 2002, the statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citicorp's pretax earnings over the next twelve months of approximately $249 million and a potential negative impact of $157 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citicorp's pretax earnings over the next twelve months of approximately $249 million and potential positive impact of $157 million for the years thereafter. The change in Earnings-at-Risk from December 31, 2001 primarily reflects a reduction of interest rate exposure in the balance sheet, partially offset by an increase in the relative volatility of Mexican peso interest rates.

     As of December 31, 2002, excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citicorp's pretax earnings over the next twelve months of $215 million and a potential positive impact of $391 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citicorp's pretax earnings over the next twelve months of $218 million and a potential negative impact of $375 million for the years thereafter. The change in the other non-U.S. dollar Earnings-at-Risk from the prior year primarily reflects changes in the asset/liability mix across a range of currencies based on Citicorp's view of interest rates as well as changes in the repricing profile of the Statement of Financial Position.

CITICORP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)

                                                        DECEMBER 31, 2002
                            ---------------------------------------------------------------------------
IN MILLIONS OF DOLLARS            U.S. DOLLAR              MEXICAN PESO         OTHER NON-U.S.DOLLAR(2)
-------------------------------------------------------------------------------------------------------
                            INCREASE      DECREASE     INCREASE     DECREASE    INCREASE      DECREASE
                            ---------------------------------------------------------------------------
Twelve months and less      $    (781)   $     927    $     249    $    (249)   $    (215)    $     218
Thereafter(3)                     774         (673)   $    (157)         157          391          (375)
                            ---------------------------------------------------------------------------
Total                       $      (7)   $     254    $      92    $     (92)   $     176     $    (157)
                            ===========================================================================

                                                       DECEMBER 31, 2001(1)
-------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS           U.S. DOLLAR                MEXICAN PESO        OTHER NON-U.S. DOLLAR
-------------------------------------------------------------------------------------------------------
                            INCREASE      DECREASE     INCREASE     DECREASE    INCREASE     DECREASE
                            ---------------------------------------------------------------------------
Twelve months and less      $    (458)   $     461    $     208   $    (208)    $    (289)    $     292
Thereafter(3)                     234         (401)         207        (207)         (285)          298
                            --------------------------------------------------------------------------
Total                       $    (224)   $      60    $     415   $    (415)    $    (574)    $     590
                            ==========================================================================

(1) Prior year's U.S. dollar amounts have been restated to conform to the 2002 presentation.
(2) Excludes exposure to the Argentine peso beyond twelve months which reflects Citicorp's current risk management practice given the volatile and uncertain economic conditions in Argentina.
(3) Represents discounted Earnings-at-Risk beyond twelve months and up to and including five years.

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

     New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations and other support areas, as required.

     The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

     For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $40 million at December 31, 2002. Daily exposures averaged $35 million in 2002 and ranged from $20 million to $58 million.

    The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2002 and 2001, along with the averages:

                                   DEC. 31,     2002       Dec. 31,     2001
IN MILLIONS OF DOLLARS              2002       AVERAGE      2001       Average
------------------------------------------------------------------------------
Interest rate                     $     31    $     29    $     16    $     19
Foreign exchange                        24          15           9          10
Equity                                   5           9           7           9
All other (primarily commodity)          3           4           7           9
Covariance adjustment                  (23)        (22)        (16)        (21)
                                  --------------------------------------------
TOTAL                             $     40    $     35    $     23    $     26
                                  ============================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2002 and 2001:

                                           2002                    2001
                                  --------------------------------------------
IN MILLIONS OF DOLLARS               LOW         HIGH         Low        High
------------------------------------------------------------------------------
Interest rate                     $     15    $     59    $     13    $     45
Foreign exchange                         7          32           6          16
Equity                                   4          18           5          19
All other (primarily commodity)          1           7           1          26
                                  ============================================

OPERATIONAL RISK MANAGEMENT PROCESS

     Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities as principal, as well as agent, or through a special purpose vehicle.

     The management of operational risk is not new; businesses have typically managed operational risk as part of their standard business practices. However, management of operational risk has begun to evolve into a distinct discipline with its own risk management structure, tools, and processes, much like credit and market risk.

     In February 2002, the Citigroup Operational Risk Policy was issued, codifying the core governing principles for operational risk management and providing the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

     Citigroup's information security and continuity of business processes illustrate the implementation of controls consistent with the Operational Risk Policy. Citigroup has an Information Security Program that complies with the Gramm-Leach-Bliley Act and other regulatory guidance. The Citigroup Information Security Office conducted an end-to-end review of its risk management processes during 2002 and developed a more objective and measurable approach to assessing, mitigating, monitoring and responding to information security risk. The Office of Business Continuity formed the Continuity of Business Committee in late 2001 and issued a corporate-wide Continuity of Business policy effective January 2003 to ensure consistency in contingency planning standards across the Company. To mitigate operational risks associated with business continuity, the Office of Business Continuity ensures that Continuity of Business Plans are reviewed and tested, at least annually.

     The core operational risk principles, which apply without exception to all of Citigroup's businesses, are:

-    Senior Business Managers are accountable for managing Operational Risk.
- Citigroup has a system of checks and balances in place for operational risk management including:
      - an independent operational risk oversight function, reporting to the Citigroup Chief Risk Officer
      - an independent Audit and Risk Review function
- Each major Citigroup business segment must have approved business-specific policies and procedures for managing operational risk including risk identification, mitigation, monitoring, measurement and reporting, as well as processes for ensuring compliance with corporate policies and applicable laws and regulations.

     The Operational Risk Policy and its requirements facilitate the aggregation of operational risks across products and businesses and promote effective communication of those risks to management, including the Citigroup Risk Management Committee, and Citigroup's Board of Directors. It also facilitates Citigroup's response to the requirements of emerging regulatory guidance on Operational Risk.

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS

COUNTRY RISK

     During 2002, the Citigroup Country Risk Committee was formed. It is chaired by senior international business management, and includes as its members business managers and independent risk managers from around the world. The committee's primary objective is to strengthen the management of country risk, defined as the total risk to the Company of an event that impacts a country. The committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

CROSS-BORDER RISK

     The Company's cross-border outstandings reflect various economic and political risks, including those arising from restrictions on the transfer of funds as well as the inability to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium and restrictions on the remittance of funds.

     Management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citigroup has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. Under FFIEC guidelines, total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

     The cross-border outstandings are reported by assigning externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

     Investments in and funding of local franchises represents the excess of local country assets over local country liabilities. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citicorp domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citicorp domiciled in the country, for which no cross-border guarantee is issued by Citicorp offices outside the country.

The following table presents total cross-border outstandings and commitments on a regulatory basis in accordance with FFIEC guidelines. Countries with outstandings greater than 0.75% of Citicorp assets at December 31, 2002, 2001 and 2000 include:

                                                                                                              December 31, 2002
                            -----------------------------------------------------------------------------------------------------
                                            CROSS-BORDER CLAIMS ON THIRD PARTIES                            TOTAL
                            -------------------------------------------------------------   INVESTMENTS     CROSS-
                                                                                 TRADING       IN AND       BORDER
                                                                                   AND        FUNDING        OUT-
IN BILLIONS OF DOLLARS,                                                         SHORT-TERM    OF LOCAL      STAND-      COMMIT-
 AT YEAR-END                   BANKS       PUBLIC       PRIVATE      TOTAL      CLAIMS(1)    FRANCHISES      INGS       MENTS(2)
---------------------------------------------------------------------------------------------------------------------------------
GERMANY                     $      3.5   $      3.3   $      1.6   $      8.4   $      7.6   $      3.5   $     11.9   $      8.5
MEXICO(3)                          0.3          2.2          5.4          7.9          3.0          0.9          8.8          0.5
ITALY                              0.5          5.6          0.8          6.9          6.6          1.5          8.4          1.6
BRAZIL                             0.5          0.1          3.7          4.3          1.8          3.2          7.5            -
CANADA                             0.7            -          1.3          2.0          1.8          3.1          5.1          1.9
NETHERLANDS                        1.6          1.2          2.3          5.1          4.1            -          5.1          3.9
FRANCE                             1.4          1.6          1.6          4.6          3.9          0.1          4.7          5.0
UNITED KINGDOM                     1.3            -          2.8          4.1          3.1            -          4.1         19.2
                            =====================================================================================================

                              December 31, 2001       December 31, 2000
                            ---------------------   ---------------------
                              Total                   Total
                              Cross-                  Cross-
                             border                  border
                              out-       Commit-      out-
IN BILLIONS OF DOLLARS,      stand-      ments(2)    stand-      Commit-
 AT YEAR-END                  ings                    ings       ments(2)
-------------------------------------------------------------------------
GERMANY                     $     8.0   $     4.4   $     6.6   $     6.8
MEXICO(3)                        11.7         0.6         3.4         1.7
ITALY                             6.2         2.3         7.4         5.7
BRAZIL                           10.2         0.3         7.9         0.2
CANADA                            5.6         3.4         7.1         4.9
NETHERLANDS                       3.5         2.9         4.5         1.8
FRANCE                            5.3         8.5         5.4         8.3
UNITED KINGDOM                    3.6        15.8         4.2        14.9
                            =============================================

(1)  Included in total cross-border claims on third parties.
(2) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
(3) Increase from December 31, 2000 primarily represents inclusion of Banamex's Mexican exposure.

LIQUIDITY AND CAPITAL RESOURCES

     Citicorp's primary source of incremental capital resources is its net earnings. Other sources include proceeds from the issuance of senior debt, subordinated debt and commercial paper. Citicorp can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as single-family residences.

     A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% of total funding at December 31, 2002 and 59% of funding at December 31, 2001, are broadly diversified by both geography and customer segments.

     Stockholder's equity, which grew $10.1 billion during the year to $73.5 billion at year-end 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 2002 was $78.4 billion, compared with $81.1 billion at year-end 2001.

     Asset securitization programs remain an important source of liquidity. Loans securitized during 2002 included $15.3 billion of U.S. credit cards and $26.0 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2002, the scheduled amortization of certain credit card securitization transactions made available $10.6 billion of new receivables. In addition, at least $10.3 billion of credit card securitization transactions are scheduled to amortize during 2003.

     Citicorp uses these capital resources to pay dividends to its parent, to support organic growth, and to service its debt obligations.

     Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citicorp maintains combined liquidity reserves of cash, securities and unused bank lines of credit to support its combined outstanding commercial paper.

     Associates First Capital Corporation (Associates), a subsidiary of Citicorp, has a combination of unutilized credit facilities of $4.5 billion as of December 31, 2002 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with these facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2002, this requirement was exceeded by approximately $59 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

     Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

     Citicorp has credit facilities with Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

     The following table summarizes the maturity profile of the Company's consolidated contractual long-term debt payments and operating leases at December 31, 2002:

IN MILLIONS OF DOLLARS          LONG-TERM DEBT      OPERATING LEASES
--------------------------------------------------------------------
2003                              $   21,091          $      732
2004                                  10,496                 612
2005                                   7,466                 644
2006                                   2,483                 447
2007                                   2,487                 373
Thereafter                            34,349               2,428
                                  ----------------------------------
TOTAL                             $   78,372          $    5,236
                                  ==================================

MANAGEMENT OF LIQUIDITY

     Citicorp's liquidity risk management process is consolidated within Citigroup's liquidity risk management process as described below. Management of liquidity at Citigroup is the responsibility of the Citigroup Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury.

     A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum for Citigroup's Chief Financial Officer, Chief Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, and the senior corporate and business treasurers and risk managers. One objective of the Global ALCO is to monitor and review the overall liquidity and balance sheet position of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

     Each major operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the independent Senior Treasury Risk Officer. The funding and liquidity plan includes analysis of the balance sheet as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

     Liquidity limits establish boundaries for potential market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or net providers of liquidity.

     A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include measures of liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. In addition, several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and the Broker/Dealer, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

     Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and the independent Senior Treasury Risk Officer and are discussed with the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

     Periodic liquidity stress testing is performed for each major operating subsidiary and/or country. The scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a menu of alternatives that can be utilized by the Corporate Treasurer in a liquidity event.

     For Citicorp, the in-country forum for liquidity issues is the ALCO, which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer. The Citigroup Country Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Citigroup Corporate Treasurer, in concert with the Country Corporate Officer and the Regional Market Risk Manager, appoints the Country Treasurer.

     Each Country Treasurer must prepare a funding and liquidity plan at least annually, reviewed by the country ALCO and approved by the Country Corporate Officer, and the Regional Market Risk Manager. It is also reviewed by the Citigroup Corporate Treasurer and approved by the independent Senior Treasury Risk Officer. The liquidity profile is monitored on a daily basis by the local Treasurer and independent risk management. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the size of the balance sheet, depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or providers of liquidity to Citicorp.

     Regional Market Risk Managers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

     Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding includes a large geographically diverse retail and corporate deposit base, a significant portion of which is expected to be long-term and stable and is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citicorp's strong capital position. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates.

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

     SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's and Moody's Investors Service, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into a derivative contract in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

     Citicorp also acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citicorp may purchase, and temporarily hold assets designated for subsequent securitization.

SECURITIZATION OF CITICORP'S ASSETS

     In certain of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations Citicorp is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position.

The following table summarizes certain cash flows received from and paid to securitization trusts during the years ended December 31, 2002, 2001 and 2000:

                                       2002                                2001                                 2000
                         ---------------------------------   ---------------------------------   ---------------------------------
                           CREDIT                              Credit                              Credit
IN BILLIONS OF DOLLARS     CARDS     MORTGAGES    OTHER(1)     cards     Mortgages    Other(1)     cards     Mortgages    Other(1)
----------------------------------------------------------   ---------------------------------   ---------------------------------
Proceeds from new
  Securitizations        $    15.3   $    26.0   $     0.5   $    22.7   $    24.3   $       -   $     9.1   $    12.0   $     1.7
Proceeds from
  collections reinvested
  in new receivables         130.9           -           -       131.4         0.4           -       127.2         0.2           -
Servicing fees received        1.2         0.3           -         1.2         0.2           -         1.0         0.3           -
Cash flows received on
  retained interest
  and other net cash
  flows                        3.9         0.1         0.1         3.6         0.2         0.2         2.8         0.3           -
                         =========================================================================================================

(1)  Other includes auto loans, student loans and other assets.

CREDIT CARD RECEIVABLES

     Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citicorp sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

     At December 31, 2002 and 2001, total assets in the credit card trusts were $84 billion and $87 billion, respectively. Of that amount at December 31, 2002 and 2001, $67 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $17 billion and $20 billion, respectively, is recorded in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.112 billion and $1.098 billion, respectively, and amounts due to the trusts were $889 million and $701 million, respectively, at December 31, 2002 and 2001. The Company also recognized an interest-only strip of $494 million at December 31, 2002 that arose from the calculation of gain or loss at the time assets were sold to the SPE. During the years ended
December 31, 2002 and 2001, finance charges and interchange fees of $10.3 billion and $10.1 billion, respectively, were collected by the trusts in each year. Also for the years ended December 31, 2002 and 2001, the trusts recorded $7.2 billion and $6.5 billion, respectively, in coupon interest paid to third-party investors, servicing fees, and other costs. Servicing fees of $1.2 billion were earned in each of 2002 and 2001 and an additional $3.9 billion and $3.6 billion, respectively, of net cash flows were received by the Company in 2002 and 2001. In 2002, the Company recorded net gains of $425 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

MORTGAGES AND OTHER ASSETS

     The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing, auto and student loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $302 million, $258 million and $138 million in 2002, 2001, and 2000, respectively.

     Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citicorp's Consolidated Statement of Financial Position. At December 31, 2002 and 2001 the total amount of loans securitized and outstanding was $234 billion and $85 billion, respectively. Servicing rights and other retained interests amounted to $3.3 billion and $2.4 billion at December 31, 2002 and 2001, respectively.

SECURITIZATIONS OF CLIENT ASSETS

     The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

     The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At December 31, 2002 and 2001, total assets in the conduits were $49 billion and $52 billion, respectively, and liabilities were $49 billion and $52 billion, respectively. For the year ended December 31, 2002, the Company's revenues for these activities amounted to $256 million and estimated expenses before taxes were $51 million. Expenses have been estimated based upon a percentage of product revenues to business revenues. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions with assets totaling $2.9 billion at December 31, 2002.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

     The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, unit investment trusts, and other investment funds, for institutional and PRIVATE BANK clients as well as retail customers, that match the clients' investment needs and preferences. The SPEs may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. The Company typically manages the SPEs for market-rate fees. In addition, the Company may be one of several liquidity providers to the SPEs and may place the securities with investors.

     See Note 10 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

CREDIT COMMITMENTS AND LINES OF CREDIT

     The table below summarizes Citicorp's credit commitments. Further details are included in the footnotes.

IN MILLIONS OF DOLLARS AT YEAR-END                          2002         2001
---------------------------------------------------------------------------------
Financial standby letters of credit
  and foreign office guarantees                           $   31,670   $   26,461
Performance standby letters of credit
  and foreign office guarantees                                7,320        7,749
Commercial and similar letters of credit                       4,965        5,681
One- to four-family residential mortgages                      3,990        5,470
Revolving open-end loans secured
  by one- to four-family residential properties               10,297        7,107
Commercial real estate, construction
  and land development                                         1,757        1,804
Credit card lines(1)                                         407,822      387,396
Commercial and other consumer loan commitments(2)            216,194      215,368
                                                          -----------------------
TOTAL                                                     $  684,015   $  657,036
                                                          =======================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $135 billion and $148 billion with original maturity of less than one year at December 31, 2002 and 2001, respectively.

See Note 21 to the Consolidated Financial Statements for additional information.

CAPITAL

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

CITICORP RATIOS

AT YEAR-END                                     2002      2001
--------------------------------------------------------------
Tier 1 capital                                  8.11%     8.33%
Total capital (Tier 1 and Tier 2)              12.31%    12.41%
Leverage(1)                                     6.82%     6.85%
Common stockholder's equity                    10.11%     9.81%
                                              ================

(1)  Tier 1 capital divided by adjusted average assets.

     Citicorp maintained a strong capital position during 2002. Total capital (Tier 1 and Tier 2) amounted to $68.7 billion at December 31, 2002, representing 12.31% of risk-adjusted assets. This compares to $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $45.3 billion at December 31, 2002 represented 8.11% of risk-adjusted assets, compared to $42.2 billion and 8.33% at December 31, 2001. Citicorp's leverage ratio was 6.82% at December 31, 2002, compared to 6.85% at December 31, 2001. See Note 15 to the Consolidated Financial Statements.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS AT YEAR-END                                2002          2001
---------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholder's equity                                    $   73,540    $   63,453
Qualifying mandatorily redeemable
  securities of subsidiary trusts                                   1,095           975
Minority interest                                                   1,275           839
Less: Net unrealized gains on securities
  available-for-sale(1)                                              (814)         (219)
Accumulated net gains on cash flow hedges,  after-tax              (1,454)         (312)
Intangible assets:
  Goodwill                                                        (24,683)      (19,140)
  Other intangible assets                                          (3,407)       (3,388)
50% investment in certain subsidiaries(2)                               -           (20)
Other                                                                (270)            -
                                                               ------------------------
TOTAL TIER 1 CAPITAL                                               45,282        42,188
                                                               ------------------------
TIER 2 CAPITAL
Allowance for credit losses(3)                                      7,183         6,378
Qualifying debt(4)                                                 16,208        14,248
Unrealized marketable equity securities gains(1)                       26            77
Less: 50% investment in certain subsidiaries(2)                         -           (20)
                                                               ------------------------
TOTAL TIER 2 CAPITAL                                               23,417        20,683
                                                               ------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                              $   68,699    $   62,871
                                                               ========================
Risk-adjusted assets(5)                                        $  558,035    $  506,502
                                                               ========================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, after-tax.
(2) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(3) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(5) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $25.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2002, compared to $21.8 billion as of December 31, 2001. Market risk-equivalent assets included in risk-adjusted assets amounted to $6.3 billion and $3.7 billion at December 31, 2002 and 2001, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

     Stockholder's equity increased a net $10.1 billion during the year to $73.5 billion at December 31, 2002, representing 10.11% of assets, compared to 9.81% at year-end 2001. The net increase in common stockholder's equity during 2002 reflected net income of $10.7 billion, capital contributions from Citigroup (Citicorp's ultimate parent) of $5.8 billion representing the acquisition of GSB, and net changes in equity from nonowner sources of $0.3 billion, partially offset by cash dividends declared of $6.7 billion. The increase in the common stockholder's equity ratio during the year reflected the above items, partially offset by an increase in assets.

     The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at December 31, 2002 and 2001 were $1,095 million and $975 million, respectively. Interest expense on the trust securities amounted to $76 million in both 2002 and 2001.

     Citicorp's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 2002, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal bank regulatory agencies' definitions.

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

     Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $6.4 billion, adjusted by the effect of their net income (loss) for 2003 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $5.4 billion of the available $6.4 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

CITIBANK, N.A. RATIOS

AT YEAR-END                                     2002     2001
---------------------------------------------------------------
Tier 1 capital                                  8.40%     9.23%
Total capital (Tier 1 and Tier 2)              12.58%    13.60%
Leverage (1)                                    7.00%     7.16%
Common stockholder's equity                     7.89%     8.24%
                                              =================

(1)  Tier 1 capital divided by adjusted average assets.

     Citibank's net income for 2002 amounted to $6.4 billion. During 2002, Citibank paid dividends of $8.1 billion to Citicorp (Citibank's parent company).

     During 2002, Citibank issued an additional $0.8 billion of subordinated notes to Citicorp that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes issued to Citicorp that were outstanding at December 31, 2002 and included in Citibank's Tier 2 Capital amounted to $11.5 billion.

     On January 8, 2002, the FRB issued final rules that govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies with certain exclusions. The new rules impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increases. An 8% Tier 1 capital deduction applies on covered investments that in the aggregate represent up to 15% of an organization's Tier 1 capital. For covered investments that aggregate more than 25% of the organization's Tier 1 capital, a top marginal charge of 25% applies. The rules became effective
April 1, 2002 and were adopted for the quarter ended June 30, 2002. The new rule had a minimal impact to Citicorp's ratio at December 31, 2002. For the quarter ended December 31, 2002, the capital ratio impact of the $270 million capital charge was substantially offset by the $3.2 billion net reduction in risk-adjusted assets for the nonfinancial equity investments.

     In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a new consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. The Committee launched a Quantitative Impact Study on October 1, 2002 which allowed banks to perform a concrete and comprehensive assessment of how the Committee's proposal will affect their organization. Banks were asked to submit their findings by December 20, 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized in the fourth quarter of 2003, with implementation of the new framework by year-end 2006. The Company is monitoring the status and progress of the proposed rule.

     On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interests not deducted from Tier 1 capital. These rules, which were fully implemented in the fourth quarter of 2002, reduced Citicorp's Tier 1 Capital Ratio by approximately 15 basis points.

     In January 2003, FASB issued final accounting guidance in FIN 46 which will require the consolidation of certain types of special purpose vehicles that previously were recorded as off-balance sheet exposures. During 2003, the federal bank regulatory agencies are expected to issue guidance clarifying how this new requirement will be incorporated into the risk-based capital framework. The Company is monitoring the status and progress of regulatory adoption of this new rule. See "Significant Accounting Policies and Significant Estimates" on page 6 and "Consolidation of Variable Interest Entities" on page 10 in the "Future Applications of Accounting Standards" and Note 10 to the Consolidated Financial Statements for a discussion of the Company's FIN 46 implementation.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
Act) as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Shareholder
     Citicorp:

     We have audited the accompanying consolidated statement of financial position of Citicorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002, and the related consolidated statement of financial position of Citibank, N.A. and subsidiaries as of December 31, 2002 and 2001. These consolidated financial statements are the responsibility of Citicorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2002 Citicorp changed its methods of accounting for goodwill and intangible assets. Also, as discussed in Note 1 to the consolidated financial statements, in 2001 Citicorp changed its methods of accounting for derivative instruments and hedging activities, accounting for interest income and impairment on purchased and retained beneficial interests in securitized financial assets, and accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

New York, New York
February 24, 2003

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME                       CITICORP AND SUBSIDIARIES

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
IN MILLIONS OF DOLLARS                                                      2002             2001           2000
---------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                                    $     37,759    $     39,484    $     37,226
Deposits with banks                                                             1,008           1,267           1,251
Federal funds sold and securities purchased under agreements to resell            431             509             406
Investments, including dividends                                                4,735           3,785           3,426
Trading account assets                                                          1,624           1,421             988
Loans held-for-sale                                                             1,138           1,483             912
                                                                         --------------------------------------------
                                                                               46,695          47,949          44,209
                                                                         --------------------------------------------
INTEREST EXPENSE
Deposits                                                                        8,797          11,865          13,323
Trading account liabilities                                                        55              49              56
Purchased funds and other borrowings                                            2,470           3,333           3,987
Long-term debt                                                                  3,757           4,934           4,679
                                                                         --------------------------------------------
                                                                               15,079          20,181          22,045
                                                                         --------------------------------------------

NET INTEREST REVENUE                                                           31,616          27,768          22,164

BENEFITS, CLAIMS AND CREDIT LOSSES
Policyholder benefits and claims                                                  546             953             883
Provision for credit losses                                                     9,995           6,790           5,339
                                                                         --------------------------------------------

TOTAL BENEFITS, CLAIMS AND CREDIT LOSSES                                       10,541           7,743           6,222
                                                                         --------------------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS AND CREDIT LOSSES                  21,075          20,025          15,942
                                                                         --------------------------------------------

FEES, COMMISSIONS AND OTHER REVENUE
Fees and commissions                                                           10,812          11,414          11,147
Foreign exchange                                                                2,168           2,383           1,404
Trading account                                                                 1,763           1,283           1,663
Investment transactions                                                          (373)             77             835
Other revenue                                                                   5,336           4,160           5,245
                                                                         --------------------------------------------
                                                                               19,706          19,317          20,294
                                                                         --------------------------------------------
OPERATING EXPENSE
Salaries                                                                        8,936           9,144           8,654
Employee benefits                                                               1,969           1,810           1,636
                                                                         --------------------------------------------
   Total employee-related expenses                                             10,905          10,954          10,290
Net premises and equipment                                                      3,240           3,056           3,246
Restructuring- and merger-related items                                            (6)            336             738
Other expense                                                                  10,476           9,775           9,047
                                                                         --------------------------------------------
                                                                               24,615          24,121          23,321
                                                                         --------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  16,166          15,221          12,915

Income taxes                                                                    5,345           5,351           4,766
Minority interest, net of income taxes                                            112              84              39
                                                                         --------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          10,709           9,786           8,110
Cumulative effect of accounting changes                                             -            (144)              -
                                                                         --------------------------------------------

NET INCOME                                                               $     10,709    $      9,642    $      8,110
                                                                         ============================================

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION           CITICORP AND SUBSIDIARIES

                                                                                         DECEMBER 31,       December 31,
IN MILLIONS OF DOLLARS                                                                      2002               2001
-------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                               $        13,724    $        13,568
Deposits at interest with banks                                                                 16,382             19,210
Investments
   Held to maturity                                                                                 69                 11
   Available-for-sale and short-term and other (including $8,663 and $12,724
     pledged to creditors at December 31, 2002 and December 31, 2001, respectively)            112,871             85,827
   Venture capital                                                                               3,739              4,316
                                                                                       ----------------------------------
Total investments                                                                              116,679             90,154
Trading account assets (including $2,514 and $2,386 pledged to creditors
  at December 31, 2002 and December 31, 2001, respectively)                                     49,042             39,465
Loans held-for-sale                                                                             15,908             11,900
Federal funds sold and securities purchased under agreements to resell                           5,277             14,568
Loans, net of unearned income
   Consumer                                                                                    310,597            247,662
   Corporate                                                                                   134,499            143,472
                                                                                       ----------------------------------
 Loans, net of unearned income                                                                 445,096            391,134
   Allowance for credit losses                                                                 (11,501)           (10,088)
                                                                                       ----------------------------------
Total loans, net                                                                               433,595            381,046
Goodwill                                                                                        24,683             19,140
Intangible assets                                                                                7,525              7,360
Premises and equipment, net                                                                      6,573              6,188
Interest and fees receivable                                                                     5,453              5,979
Other assets                                                                                    32,496             38,366
                                                                                       ----------------------------------
TOTAL ASSETS                                                                           $       727,337    $       646,944
                                                                                       ==================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                          $        29,746    $        23,060
Interest-bearing deposits in U.S. offices                                                      146,859            114,509
Non-interest-bearing deposits in offices outside the U.S.                                       21,487             18,850
Interest-bearing deposits in offices outside the U.S.                                          238,644            222,548
                                                                                       ----------------------------------
Total deposits                                                                                 436,736            378,967
Trading account liabilities                                                                     26,371             22,333
Purchased funds and other borrowings                                                            68,852             56,912
Accrued taxes and other expense                                                                 10,533             15,048
Long-term debt                                                                                  78,372             81,053
Other liabilities                                                                               32,933             29,178

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value) issued shares: 1,000 in each period                                  -                  -
Surplus                                                                                         39,966             34,112
Retained earnings                                                                               34,667             30,702
Accumulated other changes in equity from nonowner sources                                       (1,093)            (1,361)
                                                                                       ----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                      73,540             63,453
                                                                                       ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $       727,337    $       646,944
                                                                                       ==================================

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN
   STOCKHOLDER'S EQUITY                                CITICORP AND SUBSIDIARIES

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
IN MILLIONS OF DOLLARS                                                        2002            2001            2000
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK ($0.01 PAR VALUE)
Balance, beginning of year--Shares: 1,000 in 2002, in 2001 and in 2000    $          -    $          -    $          -
BALANCE, END OF YEAR--SHARES: 1,000 IN 2002, IN 2001, AND IN 2000         $          -    $          -    $          -
----------------------------------------------------------------------------------------------------------------------
SURPLUS
Balance, beginning of year                                                $     34,112    $     21,148    $     11,098
Capital contribution from Citigroup(1)                                           5,832          12,916          10,002
Employee benefit plans                                                              19              48              48
Other                                                                                3               -               -
                                                                          --------------------------------------------
BALANCE, END OF YEAR                                                      $     39,966    $     34,112    $     21,148
                                                                          ============================================
RETAINED EARNINGS
Balance, beginning of year                                                $     30,702    $     27,486    $     24,630
Net income                                                                      10,709           9,642           8,110
Common dividends declared                                                       (6,744)         (6,426)         (5,254)
                                                                          --------------------------------------------
BALANCE, END OF YEAR                                                      $     34,667    $     30,702    $     27,486
                                                                          ============================================
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of year                                                $     (1,361)   $       (769)   $       (253)
Cumulative effect of accounting changes, after-tax(2)                                -             170               -
Net change in unrealized gains and losses on investment securities
  available-for-sale, after-tax                                                    595             147            (250)
Net change in foreign currency translation adjustment, after-tax                (1,469)         (1,156)           (266)
Net change for cash flow hedges, after-tax                                       1,142             247               -
                                                                          --------------------------------------------
BALANCE, END OF YEAR                                                      $     (1,093)   $     (1,361)   $       (769)
                                                                          ============================================
TOTAL STOCKHOLDER'S EQUITY
Balance, beginning of year                                                $     63,453    $     47,865    $     35,475
Changes during the year, net                                                    10,087          15,588          12,390
                                                                          --------------------------------------------
BALANCE, END OF YEAR                                                      $     73,540    $     63,453    $     47,865
                                                                          ============================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                $     10,709    $      9,642    $      8,110
Other changes in equity from nonowner sources, after-tax                           268            (592)           (516)
                                                                          --------------------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                             $     10,977    $      9,050    $      7,594
                                                                          ============================================

(1) Includes contributions related to the GSB acquisition in 2002 and the Banamex acquisition in 2001. See Note 3 to the Consolidated Financial Statements.

(2) Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                   CITICORP AND SUBSIDIARIES

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------------
IN MILLIONS OF DOLLARS                                                                  2002         2001        2000
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  10,709    $   9,642    $   8,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Provision for credit losses                                                            9,995        6,790        5,339
   Depreciation and amortization of premises and equipment                                1,107        1,036        1,358
   (Benefit) provision for deferred taxes                                                  (216)         845          787
   Restructuring-related items and merger-related costs                                      (6)         336          738
   Cumulative effect of accounting changes, after-tax                                         -          144            -
   Venture capital activity                                                                 577          888       (1,044)
   Net loss (gain) on sale of securities                                                    373          (77)        (835)
   Changes in accruals and other, net                                                     4,088       (2,558)      (3,439)
   Net (increase) decrease in loans held-for-sale                                        (1,366)       1,427       (8,723)
   Net increase in trading account assets                                                (9,577)        (154)      (8,375)
   Net increase (decrease) in trading account liabilities                                 4,038       (5,445)         953
                                                                                      -----------------------------------
TOTAL ADJUSTMENTS                                                                         9,013        3,232      (13,241)
                                                                                      -----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      19,722       12,874       (5,131)
                                                                                      -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in deposits at interest with banks                                2,929       (3,050)      (3,900)
Investments -- available-for-sale
   Purchases                                                                           (340,867)    (412,354)     (69,254)
   Proceeds from sales                                                                  253,136      374,384       40,876
   Maturities                                                                            62,826       24,892       28,224
Net decrease (increase) in federal funds sold and securities purchased under
  agreements to resell                                                                   12,301       (9,864)       1,344
Net increase in loans                                                                   (41,912)     (35,019)     (81,332)
Proceeds from sales of loans                                                             17,005       26,470       32,611
Business acquisitions                                                                    (3,953)      (6,869)      (4,445)
Capital expenditures on premises and equipment                                           (1,241)      (1,326)      (1,608)
Proceeds from sales of premises and equipment,
  subsidiaries and affiliates, and other repossessed assets                               2,117        1,780          638
                                                                                      -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (37,659)     (40,956)     (56,846)
                                                                                      -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                 30,799       41,711       41,520
Net increase (decrease) in federal funds purchased and securities
  sold under repurchase agreements                                                        3,846       16,141         (813)
Net increase (decrease) in commercial paper and funds borrowed                            4,637      (27,101)       7,305
Proceeds from issuance of long-term debt                                                 43,476       36,099       26,331
Repayment of long-term debt                                                             (58,019)     (30,751)     (16,621)
Dividends paid                                                                           (6,744)      (5,784)      (1,254)
Contribution from Citigroup parent company                                                    -            -        5,820
                                                                                      -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                17,995       30,315       62,288
                                                                                      -----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                   98         (323)        (530)
                                                                                      -----------------------------------
Net increase (decrease) in cash and due from banks                                          156        1,910         (219)
Cash and due from banks at beginning of year                                             13,568       11,658       11,877
                                                                                      -----------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR                                                $  13,724    $  13,568    $  11,658
                                                                                      ===================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
   Interest                                                                           $  13,424    $  19,928    $  20,054
   Income taxes                                                                           4,738        2,655        4,123
 Non-cash investing activities -- transfers to repossessed assets                         1,129          418          820
 Non-cash financing activities:
 Dividends                                                                                    -          642        4,000
 Contribution from Citicorp parent company                                                5,832        6,250        4,182
                                                                                      ===================================

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION     CITIBANK, N.A. AND SUBSIDIARIES

                                                                                DECEMBER 31,   December 31,
IN MILLIONS OF DOLLARS                                                             2002           2001
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $     10,522    $     11,056
Deposits at interest with banks                                                      14,022          19,181
Investments
   Held to maturity                                                                      59               -
   Available-for-sale (including $871 and $619 pledged
      to creditors at December 31, 2002 and December 31, 2001, respectively)         76,917          48,638
   Venture capital                                                                    1,211           1,939
                                                                               ----------------------------
Total investments                                                                    78,187          50,577
                                                                               ----------------------------
Trading account assets (including $203 and $424 pledged
   to creditors at December 31, 2002 and December 31, 2001, respectively)            45,612          36,633
Loans held-for-sale                                                                   9,920           4,354
Federal funds sold and securities purchased under agreements to resell                4,706          14,935
Loans, net of unearned income                                                       302,650         280,455
Allowance for credit losses                                                          (8,186)         (5,446)
                                                                               ----------------------------
Total loans, net                                                                    294,464         275,009
Goodwill                                                                              5,459           5,068
Intangible assets                                                                     4,174           3,897
Premises and equipment, net                                                           4,078           3,920
Interest and fees receivable                                                          3,395           3,451
Other assets                                                                         24,137          24,262
                                                                               ----------------------------
TOTAL ASSETS                                                                   $    498,676    $    452,343
                                                                               ============================

LIABILITIES
Non-interest-bearing deposits in U.S. offices                                  $     19,155    $     19,268
Interest-bearing deposits in U.S. offices                                            90,243          81,298
Non-interest-bearing deposits in offices outside the U.S.                            16,949          14,962
Interest-bearing deposits in offices outside the U.S.                               206,327         191,395
                                                                               ----------------------------
Total deposits                                                                      332,674         306,923
Trading account liabilities                                                          29,853          20,306
Purchased funds and other borrowings                                                 48,517          37,826
Accrued taxes and other expense                                                       5,821           8,955
Long-term debt and subordinated notes                                                18,903          22,501
Other liabilities                                                                    21,599          18,209

STOCKHOLDER'S EQUITY
Preferred stock ($100 par value)                                                      1,950             350
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period             751             751
Surplus                                                                              21,606          18,582
Retained earnings                                                                    17,523          19,227
Accumulated other changes in equity from nonowner sources (1)                          (521)         (1,287)
                                                                               ----------------------------
TOTAL STOCKHOLDER'S EQUITY                                                           41,309          37,623
                                                                               ----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $    498,676    $    452,343
                                                                               ============================

(1) Amounts at December 31, 2002 and December 31, 2001 include the after-tax amounts for net unrealized gains on investment securities of $408 million and $17 million, respectively, for foreign currency translation of ($2.089) billion and ($1.460) billion, respectively, and for cash flow hedges of $1.160 billion and $156 million, respectively.

See Notes to the Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of Citicorp and its subsidiaries (the Company). 20%- to 50%-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is generally recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

     The Company recognizes a gain or loss in the Consolidated Statement of Income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

     Certain amounts in prior years have been reclassified to conform to the current year's presentation.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholder's equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other income along with related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

USE OF ESTIMATES

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

CASH FLOWS

     Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

INVESTMENTS

     Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities and marketable equity securities classified as "available-for-sale" are carried at fair values, based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

     Citicorp's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

TRADING ACCOUNT ASSETS AND LIABILITIES include securities, commodities and derivatives and are carried at fair value, which is determined based upon quoted prices when available, or under an alternative approach, such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed maturity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold but not yet purchased are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

     Commodities include physical quantities of commodities involving future settlement or delivery, and related gains or losses are reported as principal transactions.

     Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data.

COMMISSIONS, UNDERWRITING AND PRINCIPAL TRANSACTIONS revenues and related expenses are recognized in income on a trade date basis.

CONSUMER LOANS include loans managed by the Global Consumer business and PRIVATE BANK. Consumer loans are generally written off not later than a predetermined number of days past due primarily on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

CORPORATE LOANS represent loans and leases managed by Global Corporate and Investment Bank (GCIB), Global Investment Management's LIFE INSURANCE AND ANNUITIES business and Proprietary Investment Activities. Corporate loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. In the case of CitiCapital, loans and leases are identified as impaired when interest or principal is past due no later than 120 days but interest ceases to accrue at 90 days. Any interest accrued on impaired corporate loans and leases, including CitiCapital, is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

LEASE FINANCING TRANSACTIONS

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

SECURITIZATIONS

     Citicorp securitizes, sells and services various consumer and corporate loans. Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts and servicing rights. The securitization of consumer loans primarily includes the sale of credit card receivables and mortgage loans. The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as available-for-sale investments. Other retained interests are primarily recorded as available-for-sale investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in other income.

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

     For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by Citicorp as seller of the transferred assets. For all other securitizations in which Citicorp participates, an evaluation is made of whether the Company controls the entity by considering several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citicorp are consolidated.

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

     In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is generally obtained for complex transactions or where the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, those opinions must state that the asset transfer would be considered a sale and that the assets transferred would not be consolidated with the Company's other assets in the event of the Company's insolvency. In the case of asset transfers to certain master trust securitization entities, the Company has until no later than June 30, 2006 to make the changes needed in the master trusts' organizational structure and governing documents that are necessary to meet these isolation requirements.

MORTGAGE SERVICING RIGHTS (MSRS), which are included with intangible assets on the Consolidated Statement of Financial Position, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The fair values are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. The Company periodically estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio considering market loan prepayment predictions and other economic factors. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

LOANS HELD-FOR-SALE

     Credit card and other receivables and mortgage loans originated for sale are classified as loans held-for-sale, which are accounted for at the lower of cost or market value with net credit losses charged to other income.

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

     In the corporate portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

     Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic, geographical, product and other environmental factors.

     This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

GOODWILL represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life through the end of 2001. Effective January 1, 2002, amortization ceased on this goodwill. Goodwill related to purchase acquisitions completed after June 30,

2001, principally Banamex, Golden State and EAB (as described in Note 3 to the Consolidated Financial Statements), is not amortized. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

INTANGIBLE ASSETS, including MSRs, core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. With the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. The accounting for mortgage servicing rights is discussed above. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

REPOSSESSED ASSETS

     Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

RISK MANAGEMENT ACTIVITIES -- DERIVATIVES USED FOR
NON-TRADING PURPOSES

     The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars as well as foreign exchange contracts. These end-user derivatives are carried at fair value in other assets or other liabilities.

     To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis typically using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

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

     End-user derivatives that are economic hedges rather than qualifying as hedges are also carried at fair value with changes in value included either as an element of the yield or return on the economically hedged item or in other income.

     For those hedge relationships that are terminated, hedge designations that are removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholder's equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. If the forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in other income.

     Prior to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on January 1, 2001 (see Accounting Changes below), end-user derivatives designated in qualifying hedges were accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options were accrued according to the contractual terms and included in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts were deferred until the contract was closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts were accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield. End-user contracts related to instruments carried at fair value were also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available-for-sale, fair value adjustments were reported in stockholders' equity, after-tax.

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

STOCK-BASED COMPENSATION

     Prior to January 1, 2003, Citicorp applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under
APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation"
(SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award.

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" issued in December 2002.

     Had the Company applied SFAS 123 in accounting for Citigroup's stock option plans, compensation expense and net income would have been the pro forma amounts indicated below:

IN MILLIONS OF DOLLARS                                   2002          2001         2000
----------------------------------------------------------------------------------------
Compensation expense
   related to stock option           As reported     $      -     $       -   $        -
   plans                             Pro forma            337           342          387
                                    ----------------------------------------------------
                                     As reported     $ 10,709     $   9,642   $    8,110
Net income                           Pro forma         10,500         9,428        7,860
                                    ====================================================

INCOME TAXES

     Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return. Associates First Capital Corporation filed separate consolidated federal income tax returns prior to the merger.

ACCOUNTING CHANGES

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     In the fourth quarter of 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires that business combinations involving depository financial institutions within its scope, except for combinations between mutual institutions, be accounted for under SFAS No. 141, "Business Combinations" (SFAS 141). Previously, generally accepted accounting principles for acquisitions of financial institutions provided for recognition of the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under SFAS 147, such excess is accounted for as goodwill. The impact of adopting SFAS 147 did not materially affect the Consolidated Financial Statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001, the Company adopted the provisions of SFAS 141 and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. The new rules required that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives were effective for all purchase business combinations completed after June 30, 2001.

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

     The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets and there was no impairment.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     On January 1, 2002, Citicorp adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), when the rule became effective for calendar year companies. SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held-for-sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. The impact of adopting SFAS 144 was not material.

ADOPTION OF EITF 02-3

     During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The initial adoption of EITF 02-3 in the fourth quarter of 2002 was not material to the Company's Consolidated Financial Statements for the year ended December 31, 2002. FASB continues to discuss the ongoing impact of EITF 02-3 on the valuation of derivative transactions subsequent to inception.

ADOPTION OF EITF 99-20

     During the second quarter of 2001, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $111 million after-tax, recorded as a charge to earnings, and an increase of $88 million included in other changes in stockholder's equity from nonowner sources.

DERIVATIVES AND HEDGE ACCOUNTING

     On January 1, 2001, Citicorp adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citicorp's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from nonowner sources.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, Citicorp adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003.

     The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation. However, at this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles if these non-consolidation alternatives are not viable. If consolidation is required, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. See Note 10 to the Consolidated Financial Statements.

GUARANTEES AND INDEMNIFICATIONS

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 21 to the Consolidated Financial Statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the Company's financial position or operating results.


2.   GOODWILL AND INTANGIBLE ASSETS

Net income for 2001 and 2000 adjusted to exclude amortization expense (after-tax) related to goodwill and indefinite-lived intangible assets that are no longer amortized are as follows:

IN MILLIONS OF DOLLARS                        2002         2001         2000
-------------------------------------------------------------------------------
NET INCOME
  Reported net income                      $   10,709   $    9,642   $    8,110
  Goodwill amortization                             -          272          208
  Indefinite-lived intangible
    assets amortization                             -            5            5
                                           ------------------------------------
     Adjusted net income                   $   10,709   $    9,919   $    8,323
                                           ====================================

During 2002, no goodwill was impaired or written off. The Company recorded goodwill of $4.385 billion during the fourth quarter of 2002 in connection with the acquisition of Golden State Bancorp. The Company also recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in January 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.

The changes in goodwill during 2002 were as follows:

                                                                      GLOBAL
                                                                   CORPORATE AND     GLOBAL
                                                        GLOBAL       INVESTMENT     INVESTMENT
IN MILLIONS OF DOLLARS                                 CONSUMER        BANK          MANAGEMENT      TOTAL
---------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                           $     12,176   $      4,493   $      2,471    $     19,140
Goodwill acquired during the period                         4,500              -          1,143           5,643
Other(1)                                                      155             43           (298)           (100)
                                                     ----------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                         $     16,831   $      4,536   $      3,316    $     24,683
                                                     ==========================================================

(1) Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill, purchase accounting adjustments and certain other reclassifications.

     At December 31, 2002, $425 million of the Company's acquired trade names were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                     DECEMBER 31, 2002                              December 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                      GROSS CARRYING    ACCUMULATED    NET CARRYING   Gross carrying   Accumulated     Net carrying
IN MILLIONS OF DOLLARS                    AMOUNT      AMORTIZATION(1)     AMOUNT          amount      amortization(1)     amount
-----------------------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships   $      4,078     $     1,466     $     2,612        $  4,084       $   1,136       $  2,948
Mortgage servicing rights                    3,883           2,251           1,632           2,248           1,075          1,173
Core deposit intangibles                     1,139             118           1,021             975              38            937
Other customer relationships                   898             300             598             709             197            512
Other(2)                                     1,522             285           1,237           2,124             334          1,790
                                      ---------------------------------------------------------------------------------------------
TOTAL AMORTIZING INTANGIBLE ASSETS    $     11,520     $     4,420     $     7,100        $ 10,140       $   2,780       $  7,360

Indefinite-lived intangible assets                                             425                                              -
                                      ---------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS                                                $     7,525                                       $  7,360
                                      =============================================================================================

(1) Accumulated amortization of mortgage servicing rights includes the related valuation allowance. See Note 10 to the Consolidated Financial Statements.
(2)  Includes contract-related intangible assets.

The intangible assets recorded during 2002 and their respective amortization periods were as follows:

                                                                                          WEIGHTED-AVERAGE
IN MILLIONS OF DOLLARS                                                    2002     AMORTIZATION PERIOD IN YEARS
---------------------------------------------------------------------------------------------------------------
Mortgage servicing rights(1)                                   $         1,760                30
Core deposit intangibles                                                   220                15
Present value of future profits(2)                                          35                22
Other customer relationships                                               210                 9
                                                               ---------------
TOTAL INTANGIBLE ASSETS RECORDED DURING THE PERIOD(3)          $         2,225
                                                               ===============

(1) Mortgage servicing rights acquired during 2002 will be amortized on an accelerated basis over 30 years, the contractual life of certain underlying loans. The majority of these mortgage servicing rights will be amortized within five years.
(2) Present value of future profits acquired during 2002 will be amortized on an accelerated basis over 22 years.
(3) There was no significant residual value estimated for the intangible assets recorded during 2002.

     Intangible assets amortization expense was $803 million, $726 million and $543 million for 2002, 2001 and 2000, respectively. Intangible assets amortization expense is estimated to be $950 million in 2003, $800 million in 2004, $730 million in 2005, $660 million in 2006, and $600 million in 2007.

3.   BUSINESS DEVELOPMENTS

ACQUISITION OF GOLDEN STATE BANCORP

     On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced. The results of GSB are included from November 2002 forward. GSB was the parent company of California Federal Bank, the second-largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth-largest mortgage servicer. The acquisition enabled the Company to increase market share and branch presence in California and Nevada. In addition, the acquisition enabled Citigroup to expand its national prime mortgage business.

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

ACQUISITION OF ASSOCIATES

     On November 30, 2000, Citigroup completed its acquisition of Associates First Capital Corporation (Associates). The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup common stock (534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. Associates' debt securities and commercial paper are no longer separately rated. The acquisition was accounted for as a pooling of interests.

4.   BUSINESS SEGMENT INFORMATION

     Citicorp's businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Investment Management, and Proprietary Investment Activities business segments. These segments reflect the characteristics of its products and services and the clients to which those products or services are delivered.

     The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems.

     The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in over 100 countries and territories with a broad range of banking and financial products and services.

     The Global Investment Management segment offers a broad range of life insurance, annuity and asset management products and services from global investment centers around the world, including credit, life, disability and other insurance products, mutual funds, managed accounts, variable annuities, pension administration, and personalized wealth management services distributed to institutional, high-net-worth, and retail clients.

     The Proprietary Investment Activities segment includes the Company's private equity activities, realized investment gains and losses from certain insurance-related investments, results from certain proprietary investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities, and taxes not allocated to the other business segments. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

The following table presents certain information regarding these segments:


                                                  REVENUES, NET                         PROVISION (BENEFIT)
                                              OF INTEREST EXPENSE(1)                     FOR INCOME TAXES
IN MILLIONS OF DOLLARS, EXCEPT         ------------------------------------------------------------------------------
  IDENTIFIABLE ASSETS IN BILLIONS        2002          2001          2000         2002          2001         2000
---------------------------------------------------------------------------------------------------------------------
Global Consumer                        $   35,014    $   30,386   $   26,404   $    4,185    $    3,570    $    2,822
Global Corporate and Investment Bank       12,861        12,737       10,954        1,078         1,598         1,361
Global Investment Management                2,993         2,614        2,150          257           244           179
Proprietary Investment Activities            (156)          459        2,371         (107)          108           829
Corporate/Other                               610           889          579          (68)         (169)         (425)
IN MILLIONS OF DOLLARS, EXCEPT         ------------------------------------------------------------------------------
TOTAL                                  $   51,322    $   47,085   $   42,458   $    5,345    $    5,351    $    4,766
                                       ==============================================================================

                                                     INCOME (LOSS)                  IDENTIFIABLE
                                              BEFORE CUMULATIVE EFFECT                ASSETS
                                             OF ACCOUNTING CHANGES(2)(3)            AT YEAR-END
IN MILLIONS OF DOLLARS, EXCEPT        ------------------------------------------------------------------
  IDENTIFIABLE ASSETS IN BILLIONS         2002          2001         2000          2002          2001
--------------------------------------------------------------------------------------------------------
Global Consumer                        $    7,891    $    6,324    $    4,918    $      403   $      343
Global Corporate and Investment Bank        2,357         2,908         2,329           275          256
Global Investment Management                  673           434           305            36           29
Proprietary Investment Activities            (245)          238         1,412             8            9
Corporate/Other                                33          (118)         (854)            5           10
                                       -----------------------------------------------------------------
TOTAL                                  $   10,709    $    9,786    $    8,110    $      727   $      647
                                       =================================================================

(1) Includes total revenues, net of interest expense, in the United States of $30.0 billion, $24.8 billion, and $22.9 billion, in Mexico of $4.2 billion, $2.3 billion, and $603 million and in Japan of $4.3 billion, $4.0 billion, and $3.7 billion in 2002, 2001, and 2000, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense.
(2) Includes provisions for benefits, claims and credit losses in the Global Consumer results of $7.4 billion, $5.6 billion and $4.6 billion, in the Global Corporate and Investment Bank results of $2.8 billion, $1.5 billion and $948 million, in the Global Investment Management results of $325 million, $215 million and $112 million, and in the Corporate/Other results of ($2) million, $484 million and $587 million, for 2002, 2001 and 2000, respectively. Includes provision for credit losses in the Proprietary Investment Activity results of $31 million and $7 million in 2002 and 2000, respectively.
(3) For 2001, the Company recognized after-tax charges of $33 million and $111 million for the cumulative effect of accounting changes related to the implementation of SFAS 133 and EITF 99-20, respectively.

5.   INVESTMENTS

IN MILLIONS OF DOLLARS AT YEAR- END                   2002           2001(1)
------------------------------------------------------------------------------
Fixed maturities, primarily  available-for-sale
   at fair value                                  $    106,901    $     79,953
Equity securities, primarily at fair value               5,741           5,388
Venture capital, at fair value                           3,739           4,316
Short-term and other                                       298             497
                                                  ----------------------------
                                                  $    116,679    $     90,154
                                                  ============================

(1)  Reclassified to conform to the 2002 presentation.

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                                 2002                                     2001(1)
                                              -------------------------------------------------------------------------------------
                                                            GROSS     GROSS                           Gross      Gross
                                               AMORTIZED UNREALIZED UNREALIZED   FAIR    Amortized unrealized unrealized    Fair
IN MILLIONS OF DOLLARS AT YEAR- END              COST       GAINS     LOSSES     VALUE     cost       gains     losses      value
-----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY(2)  $     69  $      -   $      -   $     69   $     11   $      -   $      -   $     11
-----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury and federal agencies             $ 41,025  $    669   $     24   $ 41,670   $ 18,400   $    221   $    141   $ 18,480
State and municipal                               6,550       487          2      7,035      5,761        196         77      5,880
Foreign government                               43,573       376        119     43,830     43,598        153         69     43,682
U.S. corporate                                    6,973       248        386      6,835      5,905        150        197      5,858
Other debt securities                             7,458        57         53      7,462      5,981         81         20      6,042
                                                105,579     1,837        584    106,832     79,645        801        504     79,942
                                               ------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                         $105,648  $  1,837   $    584   $106,901   $ 79,656   $    801   $    504   $ 79,953
                                               ====================================================================================
EQUITY SECURITIES(3)                           $  5,682  $    197   $    138   $  5,741   $  5,218   $    345   $    175   $  5,388
                                               ====================================================================================

(1)  Reclassified to conform to the 2002 presentation.
(2)  Recorded at amortized cost.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

     The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2002:

                                          AMORTIZED        FAIR
IN MILLIONS OF DOLLARS                      COST           VALUE          YIELD
-----------------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCIES(1)
Due within 1 year                        $      3,283   $      3,284           2.28%
After 1 but within 5 years                     13,807         14,003           3.79%
After 5 but within 10 years                     2,163          2,156           5.55%
After 10 years(2)                              21,772         22,227           6.25%
                                         ------------------------------------------
TOTAL                                    $     41,025   $     41,670           5.07%
                                         ------------------------------------------
STATE AND MUNICIPAL
Due within 1 year                        $         44   $         44           4.59%
After 1 but within 5 years                        488            516           5.94%
After 5 but within 10 years                       589            643           6.11%
After 10 years(2)                               5,429          5,832           5.54%
                                         ------------------------------------------
TOTAL                                    $      6,550   $      7,035           5.62%
                                         ------------------------------------------
ALL OTHER(3)
Due within 1 year                        $     19,397   $     19,456           3.58%
After 1 but within 5 years                     23,018         23,101           6.48%
After 5 but within 10 years                     7,559          7,694           7.69%
After 10 years(2)                               8,099          7,945           5.83%
                                         ------------------------------------------
TOTAL                                    $     58,073   $     58,196           5.58%
                                         ------------------------------------------
TOTAL FIXED MATURITIES                   $    105,648   $    106,901           5.38%
                                         ==========================================

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

The following table presents interest and dividends on investments:

IN MILLIONS OF DOLLARS                       2002           2001           2000
-----------------------------------------------------------------------------------
Taxable interest                         $      4,199   $      3,342   $      3,032
Interest exempt from U.S.
  federal income tax                              327            292            234
Dividends                                         209            151            160
                                         ------------------------------------------
TOTAL INTEREST AND DIVIDENDS             $      4,735   $      3,785   $      3,426
                                         ==========================================

The following table presents realized gains and losses on investments:

IN MILLIONS OF DOLLARS                       2002           2001           2000
-----------------------------------------------------------------------------------
Gross realized investment gains          $        542   $        702   $      1,177
Gross realized investment (losses)               (915)          (625)          (342)
                                         ------------------------------------------
NET REALIZED GAINS/(LOSSES)              $       (373)  $         77   $        835
                                         ==========================================

The following table presents venture capital investment gains and losses:

IN MILLIONS OF DOLLARS                       2002           2001           2000
-----------------------------------------------------------------------------------
Net realized investment gains            $        214   $        224   $        716
Gross unrealized gains                            563            782          1,752
Gross unrealized (losses)                        (863)          (613)          (618)
                                         ------------------------------------------
NET REALIZED AND UNREALIZED
  GAINS/(LOSSES)                         $        (86)  $        393   $      1,850
                                         ==========================================

6.   TRADING ACCOUNT ASSETS AND LIABILITIES

     Trading account assets and liabilities, at market value, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                                   2002           2001
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and federal agency securities          $        759   $        405
Foreign government, corporate and other securities         23,897         17,375
Derivatives and foreign exchange contracts(1)              24,386         21,685
                                                     ---------------------------
                                                     $     49,042   $     39,465
                                                     ===========================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                   $      3,022   $      4,035
Derivatives and foreign exchange contracts(1)              23,349         18,298
                                                     ---------------------------
                                                     $     26,371   $     22,333
                                                     ===========================

(1)  Net of master netting agreements.

7.   TRADING-RELATED REVENUE

     Trading-related revenue consists of foreign exchange and trading account revenues and net interest revenue associated with trading activities. Foreign exchange and trading account revenues consist of realized and unrealized gains and losses from trading activities. The following table presents trading-related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS                       2002           2001           2000
-----------------------------------------------------------------------------------
GLOBAL CORPORATE
Fixed income(1)                          $      1,939   $      1,550   $        801
Equities(2)                                       120            264            605
Foreign exchange(3)                             1,783          1,517          1,103
All other(4)                                      134             83             80
                                         ------------------------------------------
Total Global Corporate                          3,976          3,414          2,589
GLOBAL CONSUMER AND OTHER(5)                      352            602            574
                                         ------------------------------------------
TOTAL TRADING-RELATED REVENUE            $      4,328   $      4,016   $      3,163
                                         ==========================================

(1) Includes revenues from derivatives and government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments.
(2)  Primarily derivatives and warrant-related activity.
(3) Includes revenues from foreign exchange spot, forward, option and swap contracts.
(4)  Primarily commodities.
(5)  Primarily includes foreign exchange and fixed income.

     The following table reconciles foreign exchange and trading account revenues on the Consolidated Statement of Income to trading-related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS                       2002           2001           2000
-----------------------------------------------------------------------------------
Foreign exchange                         $      2,168   $      2,383   $      1,404
Trading account                                 1,763          1,283          1,663
Net interest revenue and other                    397            350             96
                                         ------------------------------------------
TOTAL TRADING-RELATED REVENUE            $      4,328   $      4,016   $      3,163
                                         ==========================================

8.   LOANS

IN MILLIONS OF DOLLARS AT YEAR-END                   2002          2001(1)
-----------------------------------------------------------------------------
CONSUMER
In U.S. offices
Mortgage and real estate(2)                      $    121,178   $      80,099
Installment, revolving credit, and other               99,881          84,367
                                                 ----------------------------
                                                      221,059         164,466
                                                 ----------------------------
In offices outside the U.S.
  Mortgage and real estate (2)                         26,564          28,688
  Installment, revolving credit, and other             64,454          56,684
Lease financing                                           493             501
                                                 ----------------------------
                                                       91,511          85,873
                                                 ----------------------------
                                                      312,570         250,339
Net unearned income                                    (1,973)         (2,677)
                                                 ----------------------------
CONSUMER LOANS, NET OF UNEARNED INCOME           $    310,597   $     247,662
                                                 ============================
CORPORATE
In U.S. offices
  Commercial and industrial(3)                   $     35,018   $      34,147
  Lease financing                                      14,044          17,679
  Mortgage and real estate(2)                             588             515
                                                 ----------------------------
                                                       49,650          52,341
                                                 ----------------------------
In offices outside the U.S.
  Commercial and industrial(3)                         68,345          73,512
  Mortgage and real estate(2)                           1,885           1,874
  Loans to financial institutions                       8,621          10,456
  Lease financing                                       4,414           3,678
  Governments and official institutions                 3,081           4,033
                                                 ----------------------------
                                                       86,346          93,553
                                                 ----------------------------
                                                      135,996         145,894
Net unearned income                                    (1,497)         (2,422)
                                                 ----------------------------
CORPORATE LOANS, NET OF UNEARNED INCOME          $    134,499   $     143,472
                                                 ============================

(1)  Reclassified to conform to the 2002 presentation.
(2)  Loans secured primarily by real estate.
(3)  Includes loans not otherwise separately categorized.

     Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral. The following table presents information about impaired loans:

IN MILLIONS OF DOLLARS AT YEAR-END            2002       2001(1)      2000
-----------------------------------------------------------------------------
Impaired corporate loans                    $  4,354    $  3,045    $  1,803
Other impaired loans(2)                          633         847         100
                                           ----------------------------------
Total impaired loans                        $  4,987    $  3,892    $  1,903
                                           ==================================
Impaired loans with valuation allowances    $  3,923    $  3,481    $  1,539
Total valuation allowances(3)                  1,069         910         467
                                           ==================================
During the year
  Average balance of impaired loans         $  4,013    $  3,067    $  1,813
  Interest income recognized
    on impaired loans:                           116          87          96
                                           ==================================

(1)  Reclassified to conform to the 2002 presentation.
(2) Primarily middle market loans managed by the consumer business in 2002 and 2001. Primarily commercial real estate loans related to community and private banking activities in 2000.
(3)  Included in the allowance for credit losses.

9.   ALLOWANCE FOR CREDIT LOSSES

IN MILLIONS OF DOLLARS                         2002       2001        2000
-----------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF YEAR                      $ 10,088    $  8,961    $   8,853
Additions
  Consumer provision for credit losses         7,154       5,328        4,345
  Corporate provision for credit losses        2,841       1,462          994
                                            ---------------------------------
TOTAL PROVISION FOR CREDIT LOSSES              9,995       6,790        5,339
                                            ---------------------------------
Deductions
  Consumer credit losses                       7,911       6,245        5,352
  Consumer credit recoveries                  (1,115)       (853)        (929)
                                            ---------------------------------
NET CONSUMER CREDIT LOSSES                     6,796       5,392        4,423
                                            ---------------------------------
  Corporate credit losses                      2,648       2,033          906
  Corporate credit recoveries(1)               (448)        (407)        (135)
                                            ---------------------------------
NET CORPORATE CREDIT LOSSES                    2,200       1,626          771
                                            ---------------------------------
Other, net(2)                                    414       1,355          (37)
                                            ---------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT END OF YEAR                            $ 11,501    $ 10,088    $   8,961
Allowance for credit losses on
  letters of credit(3)                           167          50           50
TOTAL ALLOWANCE FOR LOANS, LEASES, LENDING
  COMMITMENTS AND LETTERS OF CREDIT         $ 11,668    $ 10,138    $   9,011
                                            =================================

(1) Includes amounts recorded under credit default swaps purchased from third parties.
(2) 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. 2000 also includes the addition of allowance for credit losses related to other acquisitions. All periods also include the impact of foreign currency translation.
(3) Represents additional reserves recorded as other liabilities on the balance sheet.

10.  SECURITIZATION ACTIVITIES

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

     The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

The following table summarizes certain cash flows received from and paid to securitization trusts during 2002, 2001 and 2000:

                                         2002                               2001                               2000
--------------------------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS   CREDIT CARDS  MORTGAGES  OTHER(1)  Credit cards  Mortgages  Other(1)  Credit cards  Mortgages  Other(1)
--------------------------------------------------------------------------------------------------------------------------------
Proceeds from new
  securitizations          $  15.3      $ 26.0     $ 0.5       $ 22.7      $ 24.3      $  -      $   9.1      $ 12.0     $ 1.7
Proceeds from
  collections
  reinvested
  in new receivables         130.9           -         -        131.4         0.4         -        127.2         0.2         -
Servicing fees received        1.2         0.3         -          1.2         0.2         -          1.0         0.3         -
Cash flows received on
  retained interests
  and other net cash
   flows                       3.9         0.1       0.1          3.6         0.2       0.2          2.8         0.3         -
                          ------------------------------------------------------------------------------------------------------

(1)  Other includes auto loans, student loans and other assets.


     The Company recognized gains on securitizations of mortgages of $267 million, $258 million, and $45 million for 2002, 2001, and 2000, respectively. In 2002, the Company recorded net gains of $425 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during 2002 and 2000 were $35 million and $93 million, respectively, and no gains were recognized in 2001.

     Key assumptions used for credit cards, mortgages and other assets during 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

                                      CREDIT       MORTGAGES AND
                                       CARDS          OTHER(1)
-----------------------------------------------------------------
Discount rate                          10.0%       5.5% to 12.0%
Constant prepayment rate               17.5%        3.0% to 7.4%
Anticipated net credit losses           5.6%      0.01% to 0.24%
                                     ============================

(1)  Other includes student loans and other assets.

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

     At December 31, 2002, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

                                                      CONSTANT        ANTICIPATED
KEY ASSUMPTIONS AT                                   PREPAYMENT        NET CREDIT
 DECEMBER 31, 2002                DISCOUNT RATE         RATE             LOSSES
------------------------------------------------------------------------------------
 Mortgages                         9.0% to 12.9%    45.9% to 46.4%    0.04% to 0.05%
 Credit cards                              10.0%    14.7% to 17.5%      4.8% to 5.6%
 Auto loans                                11.0%    16.0% to 21.5%     8.4% to 13.0%
 Manufactured housing
  loans                                    12.8%             10.5%             14.1%
                                ----------------------------------------------------

IN MILLIONS OF DOLLARS                DECEMBER 31, 2002
-------------------------------------------------------
CARRYING VALUE OF RETAINED                    $   3,314
  INTERESTS
-------------------------------------------------------
Discount rate
10%                                           $   (113)
20%                                           $   (216)
-------------------------------------------------------
Constant prepayment rate
10%                                           $   (338)
20%                                           $   (613)
-------------------------------------------------------
Anticipated net credit losses
10%                                           $   (150)
20%                                           $   (299)
                                     ==================

MANAGED LOANS

     The Company continues to manage certain credit card portfolios after they have been securitized. The following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at December 31, 2002 and 2001, and credit losses, net of recoveries, for 2002, 2001 and 2000.

IN MILLIONS OF DOLLARS, EXCEPT
 LOANS IN BILLIONS                                   2002           2001
-----------------------------------------------------------------------------
MANAGED CREDIT CARD RECEIVABLES
-----------------------------------------------------------------------------
Principal amounts, at period end
  Total managed                                  $      130.4   $       121.4
  Securitized amounts                                   (67.1)          (67.0)
                                                 ----------------------------
On-balance sheet(1)                              $       63.3   $        54.4
                                                 ============================

Delinquencies, at period end
  Total managed                                  $      2,398   $       2,384
  Securitized amounts                                  (1,129)         (1,268)
                                                 ----------------------------
On-balance sheet(1)                              $      1,269   $       1,116
                                                 ============================

Credit losses, net of recoveries,
 for the year ended December 31,                   2002       2001     2000
-----------------------------------------------------------------------------
Total managed                                    $  7,175  $  6,051  $  4,367
Securitized amounts                                (3,760)   (3,140)   (2,216)
                                                 ----------------------------
On-balance sheet(1)                              $  3,415  $  2,911  $  2,151
                                                 ============================

(1)  Includes loans held-for-sale.

SERVICING RIGHTS

     The fair value of capitalized mortgage loan servicing rights was $1.6 billion and $1.2 billion at December 31, 2002 and 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights
(MSR):

IN MILLIONS OF DOLLARS                               2002           2001
-----------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                     $      1,173   $       1,069
Originations                                              480             366
Purchases                                               1,280              30
Amortization                                             (229)           (188)
Gain (loss) on change in value of MSRs                     87              30
Provision for impairment(1)(2)                         (1,159)           (134)
                                                 ----------------------------
BALANCE, END OF PERIOD                           $      1,632   $       1,173
                                                 ============================

(1) The valuation allowance on capitalized MSRs was $1.3 billion and $153 million at December 31, 2002 and 2001, respectively.
(2) The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

VARIABLE INTEREST ENTITIES

     FIN 46 introduces a new concept of a variable interest entity (VIE), which is defined as an entity (1) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support from other parties, or (2) where the group of equity owners does not have the ability to make significant decisions about the entity's activities through voting or similar rights, or the obligation to absorb the entity's expected losses, or the right to receive the entity's expected residual returns. FIN 46 exempts certain entities from its scope. These exemptions include: transferors to qualifying special-purpose entities (QSPEs) meeting the requirements of SFAS 140 and all other parties to a QSPE, unless those parties can unilaterally liquidate the QSPE or change the entity so that it no longer qualifies as a QSPE; investment companies registered under the Investment Company Act of 1940 (RIC) will not consolidate any entity that is not also a RIC; employee benefit plans accounted for under the SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, " Employers' Accounting for Postemployment Benefits"; and separate accounts of life insurance entities. The Company's securitizations of credit card receivables, mortgage loans, home equity, auto and student loans use trust arrangements that meet the specified conditions of SFAS 140 to be considered QSPEs. Accordingly, these trusts are not subject to the provisions of FIN 46.

     The Company is a party to numerous entities that may be considered to be VIEs. These include multi-seller finance companies, structured finance transactions, and various investment funds. The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to a VIE.

     The Company administers several third-party owned, special purpose, multi-seller finance companies (commercial paper conduits) that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. At
December 31, 2002 and 2001, total assets of the conduits were $49 billion and $52 billion, respectively, and liabilities were $49 billion and $52 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions with assets totaling $2.9 billion at December 31, 2002.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

     The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, and other investment funds that match the clients' investment needs and preferences. The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. In a limited number of cases, the Company may guarantee the return of principal to investors. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors. Many investment funds are organized as RICs, corporations or partnerships with sufficient capital to fund their operations without additional credit support. Accordingly, the Company expects that many of these funds will ultimately be determined not to be VIEs.

     The Company has also established a number of investment funds as opportunities for qualified employees to invest in venture capital investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

     The Company also creates VIEs to facilitate financing transactions for clients. These include leasing and capital structuring transactions. At December 31, 2002, such transactions involved VIEs with approximately $21.7 billion in assets.

     The following table summarizes the Company's involvement in VIEs by business segment at December 31, 2002 both as direct participant or structurer:

BUSINESS SEGMENTS

IN MILLIONS OF DOLLARS                            NO. OF VIES      ASSETS
--------------------------------------------------------------------------------
GLOBAL CONSUMER
  Mortgages                                             2       $         771
  Other                                                 4               1,027
                                                 ----------------------------
  TOTAL(1)                                              6       $       1,798
                                                 ============================
GLOBAL CORPORATE AND
  INVESTMENT BANK
  Commercial paper conduits                            11       $      52,339
  Structured finance                                  207              36,470
  Leasing                                              44               4,148
  Other                                               393               8,163
                                                 ----------------------------
  TOTAL(2)                                            655       $     101,120
                                                 ============================
GLOBAL INVESTMENT
  MANAGEMENT
  Investment funds(3)                                 306              50,835
  Structured investment
  vehicles                                             18              47,884
  Other                                                13               4,708
                                                 ----------------------------
  TOTAL(4)                                            337             103,427
                                                 ============================
PROPRIETARY INVESTMENT
  ACTIVITIES
  Investment funds                                     11       $       2,513
  Other                                                10                 656
                                                 ----------------------------
  TOTAL(5)                                             21       $       3,169
                                                 ============================
TOTAL CITICORP                                      1,019       $     209,514
                                                 ============================

(1) Global Consumer includes five VIEs with assets of $1.8 billion that are consolidated at December 31, 2002.
(2) Global Corporate and Investment Bank includes 383 VIEs with assets of $8.5 billion that are consolidated at December 31, 2002.
(3) Many investment funds are organized as RICs, corporations or partnerships with sufficient capital to fund their operations without additional credit support. Accordingly, the Company expects that many of these funds will ultimately be determined not to be VIEs.
(4) Global Investment Management includes one VIE with assets of $1.0 billion that are consolidated at December 31, 2002.
(5) Proprietary Investment Activities includes two VIEs with assets of $0.8 billion that are consolidated at December 31, 2002.

     Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to this interpretation and are not included in the table above. The Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, and may also have an ownership interest in certain VIEs. At December 31, 2002, the Company's maximum exposure to loss as a result of its involvement with VIEs is approximately $59 billion. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be a party to other derivative contracts with VIEs. However, actual losses are not expected to be material. Exposures that are considered to be guarantees are also included in Note 21 to the Consolidated Financial Statements.

11.  PURCHASED FUNDS AND OTHER BORROWINGS

PURCHASED FUNDS AND OTHER BORROWINGS(1)

IN MILLIONS OF DOLLARS                               2002           2001
-----------------------------------------------------------------------------
Federal funds purchased and securities sold
  under agreements to resell                     $     36,997   $      30,328
Commercial paper                                       16,487          12,215
Other funds borrowed                                   15,368          14,369
                                                 ----------------------------
TOTAL                                            $     68,852   $      56,912
                                                 ============================

(1)  Original maturities of less than one year.

12.  LONG-TERM DEBT

LONG-TERM DEBT(1)

                                 AVERAGE
IN MILLIONS OF DOLLARS            COUPON    MATURITIES    2002        2001
-----------------------------------------------------------------------------
PARENT COMPANY
Senior notes                       4.55%     2003-2035  $  12,958   $  13,522
Subordinated notes                 6.65%     2003-2035     18,365      16,188
SUBSIDIARIES(2)
Senior notes                       5.14%     2003-2037     45,557      49,943
Subordinated notes                 7.75%     2003-2035      1,492       1,400
                                ---------------------------------------------
Senior notes                                               58,515      63,465
Subordinated notes                                         19,857      17,588
                                                        ---------------------
TOTAL                                                   $  78,372   $  81,053
                                =============================================

(1) Includes maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.
(2) Approximately 51% in 2002 and 71% in 2001 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 31% in 2002 and 50% in 2001 was secured by the assets of the subsidiary.

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

     Citicorp utilizes derivative contracts, primarily interest-rate swaps, to effectively convert a portion of its fixed rate debt to variable debt, and variable debt to fixed. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At year-end 2002, Citicorp's overall weighted average rate for long-term debt was 5.45% on a contractual basis and 4.13% including the effects of derivative contracts. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

IN MILLIONS OF DOLLARS           2003       2004      2005      2006      2007    Thereafter
--------------------------------------------------------------------------------------------
Parent Company                $  1,945   $     714   $ 1,127   $   941   $   663   $ 25,933
Subsidiaries                    19,146       9,782     6,339     1,542     1,824      8,416
                              --------------------------------------------------------------
                              $ 21,091   $  10,496   $ 7,466   $ 2,483   $ 2,487   $ 34,349
                              ==============================================================

13.  RESTRUCTURING- AND MERGER-RELATED ITEMS

IN MILLIONS OF DOLLARS                2002           2001           2000
-----------------------------------------------------------------------------
Restructuring charges               $       65   $        315   $         576
Changes in estimates                       (79)           (40)            (64)
Accelerated depreciation                     8             61              68
                                    -----------------------------------------
TOTAL RESTRUCTURING-RELATED
  ITEMS                                     (6)           336             580
Merger-related items                         -              -             158
                                    -----------------------------------------
TOTAL RESTRUCTURING-
  AND MERGER-RELATED ITEMS          $       (6)  $        336   $         738
                                    =========================================

     During 2002, Citicorp recorded restructuring charges of $65 million. Of the $65 million, $42 million related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million related to the acquisition of GSB and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring- and merger-related items" in the Consolidated Statement of Income. In addition, a restructuring reserve of $186 million was recognized as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented over the next year. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

     The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citicorp's Global Consumer business in the U.S.

     The 2002 restructuring reserve utilization of $68 million related to severance costs which were paid in cash. Through December 31, 2002, approximately 100 gross staff positions have been eliminated in connection with the GSB acquisition.

     During 2001, Citicorp recorded restructuring charges of $315 million. Of the $315 million, $186 million related to the downsizing of certain functions in the GCIB and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizing the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are in process. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

     The $299 million related to employee severance reflects the cost of eliminating approximately 10,160 positions, including 4,200 in Citicorp's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 1,060 in the GCIB business related to other restructuring initiatives. Approximately 1,220 of these positions were in the United States.

     The 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $288 million of severance and other costs (of which $219 million of employee severance and $34 million of leasehold and other exit costs have been paid in cash and $35 million is legally obligated), together with translation effects. Through December 31, 2002, approximately 10,600 gross staff positions have been eliminated under these programs.

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

     The $238 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,600 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 4,900 of these positions were in the United States. In 2000, an additional reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

     As of December 31, 2002, the 2000 restructuring reserve was fully utilized, including $184 million of asset impairment charges and $362 million of severance and other exit costs (of which $187 million of employee severance and $132 million of leasehold and other exit costs have been paid in cash and $43 million is legally obligated), together with translation effects. Through December 31, 2002, approximately 6,400 staff positions were eliminated under these programs.

     During 2000, the Company also recorded $158 million of merger-related costs which included legal, advisory, and SEC filing fees, as well as other costs of administratively closing the acquisition of Associates.

     The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $8 million, $61 million and $68 million were recognized in 2002, 2001 and 2000, respectively.

     The status of the 2002, 2001, and 2000 restructuring initiatives is summarized in the following table:

RESTRUCTURING RESERVE ACTIVITY

                                          RESTRUCTURING INITIATIVES
                                 --------------------------------------------
IN MILLIONS OF DOLLARS               2002            2001           2000
-----------------------------------------------------------------------------
Original charges                 $          65   $        315   $         576
-----------------------------------------------------------------------------

Acquisitions during:(1)
  2002                                     186              -               -
  2001                                       -            112               -
  2000                                       -              -              23
                                ---------------------------------------------
                                           186            112              23
                                ---------------------------------------------

Utilization during:(2)
  2002                                     (68)          (120)            (63)
  2001                                       -           (233)           (228)
  2000                                       -              -            (255)
                                ---------------------------------------------
                                           (68)          (353)           (546)
                                ---------------------------------------------

Other                                       (2)           (27)            (53)
                                ---------------------------------------------
RESERVE BALANCE AT
  DECEMBER 31, 2002              $         181   $         47   $           -
                                =============================================

(1) Represents additions to restructuring liabilities arising from acquisitions.

(2) Utilization amounts include translation effects on the restructuring reserve.

     Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2002 resulted in the reduction of the reserve for 2002 restructuring initiatives of $2 million, 2001 restructuring initiatives of $27 million, and a $24 million reduction in the reserve for 2000 initiatives. In addition, during 2002, changes in estimates resulted in the reduction of reserves for prior-period initiatives of $26 million. During 2001, changes in estimates resulted in the reduction of the reserve for 2001 restructuring initiatives of $5 million, a reduction of $29 million for 2000 restructuring initiatives and a reduction of $6 million for prior restructuring initiatives. During 2000, changes in estimates resulted in reductions in the reserve for 1998 restructuring initiatives of $64 million.

14.  INCOME TAXES

     Following are the components of total income tax expense broken out between the various categories of income and stockholder's equity in which the income tax expense is reported:

IN MILLIONS OF DOLLARS                2002           2001           2000
-----------------------------------------------------------------------------
CURRENT
Federal                          $       2,843   $      2,059   $       1,571
Foreign                                  2,399          2,290           2,139
State                                      319            157             269
                                 --------------------------------------------
                                         5,561          4,506           3,979
                                 --------------------------------------------
DEFERRED
Federal                                   (271)           573             559
Foreign                                    114            105             178
State                                      (59)           167              50
                                 --------------------------------------------
                                          (216)           845             787
                                 --------------------------------------------
PROVISION FOR INCOME TAX BEFORE
  MINORITY INTEREST(1)                   5,345          5,351           4,766
Provision (benefit) for income
  taxes on cumulative effect of
  accounting changes                         -            (84)              -
Income tax expense (benefit)
  reported in stockholder's
  equity related to:
   Foreign currency translation         (1,027)          (310)            (37)
   Securities available-for-sale           343            119            (190)
   Employee stock plans                    (12)            (1)            (36)
   Cash flow hedges                        615            179               -
                                 --------------------------------------------
INCOME TAXES BEFORE MINORITY
  INTEREST                       $       5,264   $      5,254   $       4,503
                                 ============================================

(1) Includes the effect of securities transactions resulting in a provision of ($130) million in 2002, $27 million in 2001, and $292 million in 2000.

     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

                                          2002           2001           2000
-----------------------------------------------------------------------------
FEDERAL STATUTORY RATE                    35.0%          35.0%           35.0%
State income taxes, net of federal
  benefit                                  1.0%           1.4%            1.6%
Foreign income tax rate
  differential                            (2.7)%         (0.9)%          (0.2)%
Other, net                                (0.2)%         (0.3)%           0.1%
                                 --------------------------------------------
EFFECTIVE INCOME TAX RATE                 33.1%          35.2%           36.5%
                                 ============================================

Deferred income taxes at December 31 related to the following:

IN MILLIONS OF DOLLARS                               2002           2001
-----------------------------------------------------------------------------
DEFERRED TAX ASSETS
Credit loss deduction                            $      3,912   $       4,173
Unremitted foreign earnings                                71              49
Employee benefits                                         317             878
Interest-related items                                    388             379
Foreign and state loss carryforwards                      223             290
Restructuring and settlement reserves                     626             141
Other deferred tax assets                                 847             622
                                                 ----------------------------
Gross deferred tax assets                               6,384           6,532
Valuation allowance                                       158             200
                                                 ----------------------------
DEFERRED TAX ASSETS AFTER VALUATION
  ALLOWANCE                                             6,226           6,332
                                                 ----------------------------

DEFERRED TAX LIABILITIES
Investments                                            (1,428)           (801)
Leases                                                 (2,418)         (1,850)
Intangibles                                              (359)           (420)
Depreciation                                             (150)            (72)
Other deferred tax liabilities                           (214)         (1,081)
                                                 ----------------------------
GROSS DEFERRED TAX LIABILITIES                         (4,569)         (4,224)
                                                 ----------------------------
NET DEFERRED TAX ASSET                           $      1,657   $       2,108
                                                 ============================

     Foreign pretax earnings approximated $8.4 billion in 2002, $7.7 billion in 2001, and $6.9 billion in 2000. As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2002, $1.9 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $601 million would have to be provided if such earnings were remitted. The current year's effect on the income tax expense from continuing operations is shown in the reconciliation of the federal statutory rate to the Company's effective income tax rate above.

     Income taxes are not provided for on the Company's "savings bank base year bad debt reserves" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2002, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

     The 2002 net change in the valuation allowance related to deferred tax assets was a decrease of $42 million, primarily relating to changes in tax carryforwards. The remaining valuation allowance of $158 million at December 31, 2002 is primarily related to specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal tax return and in the above jurisdictions.

     Management believes that the realization of the recognized net deferred tax asset of $1.7 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup has reported pretax financial statement income from continuing operations of approximately $20 billion, on average, over the last three years and has generated federal taxable income exceeding $13 billion, on average, each year during this same period.

15.  STOCKHOLDER'S EQUITY

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

     The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2002 and 2001, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized." At December 31, 2002, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

                                       WELL-
                          REQUIRED  CAPITALIZED                   CITIBANK,
IN MILLIONS OF DOLLARS    MINIMUM     MINIMUM      CITICORP          N.A.
-----------------------------------------------------------------------------
Tier 1 capital                                   $     45,282   $      33,420
Total capital(1)                                       68,699          50,024
Tier 1 capital ratio        4.0%        6.0%             8.11%           8.40%
Total capital ratio(1)      8.0%       10.0%            12.31%          12.58%
Leverage ratio(2)           3.0%        5.0%             6.82%           7.00%
                         ====================================================

(1)  Total capital includes Tier 1 and Tier 2.
(2)  Tier 1 capital divided by adjusted average assets.

     There are various legal limitations on the extent to which Citicorp's banking subsidiaries may pay dividends to their parents. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $6.4 billion adjusted by the effect of their net income (loss) for 2003 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp of approximately $5.4 billion of the available $6.4 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

16.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2002 are as follows:

                                                                NET UNREALIZED      FOREIGN                        ACCUMULATED
                                                                GAINS (LOSSES)      CURRENCY                       OTHER CHANGES
                                                                 ON INVESTMENT    TRANSLATION      CASH FLOW      IN EQUITY FROM
IN MILLIONS OF DOLLARS                                            SECURITIES       ADJUSTMENT       HEDGES       NONOWNER SOURCES
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                                           $    236        $   (489)       $       -        $     (253)
Unrealized gains on investment securities, after-tax of $102            293               -                -               293
Less: Reclassification adjustment for gains included in
  net income, after-tax of ($292)                                      (543)              -                -              (543)
Foreign currency translation adjustment, after-tax of ($37)               -            (266)               -              (266)
                                                               ------------------------------------------------------------------
CHANGE                                                                 (250)           (266)               -              (516)
                                                               ------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                              (14)           (755)               -              (769)
Cumulative effect of accounting change, after-tax of $98 (1)             86              19               65               170
Unrealized gains on investment securities, after-tax of $96             197               -                -               197
Less: Reclassification adjustment for gains
  included in net income, after-tax of ($27)                            (50)              -                -               (50)
Foreign currency translation adjustment, after-tax of ($321)              -          (1,156)               -            (1,156)
Cash flow hedges, after-tax of $142                                       -               -              247               247
                                                               ------------------------------------------------------------------
CHANGE                                                                  233          (1,137)             312              (592)
                                                               ------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                              219          (1,892)             312            (1,361)
Unrealized gains on investment securities, after-tax of $220            345               -                -               345
Add: Reclassification adjustment for losses included in net
income, after-tax of $123                                               250               -                -               250
Foreign currency translation adjustment, after-tax of
  ($1,027)                                                                -          (1,469)               -            (1,469)
Cash flow hedges, after-tax of $615                                       -               -            1,142             1,142
                                                               ------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                   595          (1,469)           1,142               268
                                                               ------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                         $    814        $ (3,361)       $   1,454        $   (1,093)
                                                               ==================================================================

(1) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.

17.  EMPLOYEE BENEFITS

RETIREMENT BENEFITS
     Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

     Citicorp participates with affiliated companies in the Citigroup pension plans which resulted in net expense (benefit) of $24 million, ($39) million and ($29) million in 2002, 2001 and 2000, respectively. The Company also has various defined benefit pension termination indemnity plans covering employees outside the United States which resulted in net expense of $119 million, $128 million and $80 million in 2002, 2001 and 2000, respectively. Citicorp's allocated share of the net expense (benefit) was $11 million, ($21) million and ($22) million for 2002, 2001 and 2000, respectively.

     At December 31, 2002, the Citigroup U.S. plans' projected benefit obligations were $8.3 billion, and plan assets were $7.5 billion based upon a discount rate of 6.75%, and a rate of return of 8.0%. Projected benefit obligations and plan assets for Citicorp's non-U.S. plans were $2.5 billion and $2.3 billion, respectively, at December 31, 2002.

     The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $75 million, $30 million and $41 million for 2002, 2001 and 2000, respectively.

STOCK OPTION PROGRAMS

     The Company participates in a number of stock option programs sponsored by Citigroup that provide for the granting of stock options in Citigroup common stock to officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, Citigroup options vest at a rate of 20% per year, with the first vesting date generally occurring twelve to eighteen months following the grant date. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger were exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Options granted under Associates predecessor plans vested in 2001 at the time of the merger with Citigroup. Certain options granted prior to January 1, 2003 permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

     To further encourage employee stock ownership, eligible employees participate in the Citigroup Ownership Program and the Citibuilder stock option program. Options granted under the Citigroup Ownership program vest over a five-year period, whereas options granted under the Citibuilder program vest after five years. These options do not have a reload feature.

     Citigroup has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 will be restricted for a two-year period. The existing stock ownership commitment for Citigroup senior executives will continue, under which such executives must retain 75% of the shares they own and acquire from Citigroup over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature.

     At the time of the TPC distribution, the number of options and exercise prices for Citicorp employees were proportionately adjusted, as permitted under generally accepted accounting principles, to restore the option holders' positions for the decline in Citigroup's stock price that resulted from the distribution.

STOCK AWARD PROGRAMS

     Citigroup, primarily through its Capital Accumulation Program (CAP), issues shares of its common stock in the form of restricted or deferred stock to participating Citicorp officers and employees. The restricted or deferred stock generally vests after a three-year vesting period, during which time the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. Certain CAP participants may elect to receive part of their awards in CAP stock and part in stock options. Unearned compensation expense associated with the restricted stock grants represents the market value of Citigroup common stock at the date of grant and is included in other assets in the balance sheet, and is recognized as a charge to income ratably over the vesting period.

     At the time of the TPC distribution, Citicorp employees who held restricted stock received shares of TPC in accordance with the same distribution ratios as ordinary shareholders. The number of deferred shares were increased at the time of the distribution to maintain the grantees' overall positions. After-tax compensation cost charged to earnings for stock awards was $84 million in 2002, $52 million in 2001, and $26 million in 2000.

CITIGROUP 401(k)

     Under the Citigroup 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with the plan amounted to $23 million in 2002, $30 million in 2001, and $29 million in 2000.

STOCK PURCHASE PROGRAM

     Stock Purchase Program offerings, which are administered under the Citigroup 2000 Stock Purchase Plan and the Citicorp 1997 Stock Incentive Plan, allow eligible employees to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. Subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Stock Purchase Program may be sourced from authorized and unissued shares or treasury shares. The original offering under the Citigroup Stock Purchase Plan was in August 2000. In 2001, three additional offerings were made to new employees in March, July, and November 2001. In February 2002, an additional offering was made to new employees. All offerings expired in September 2002.

     At the time of the TPC distribution, the number of shares to be purchased and purchase prices were proportionately adjusted, as permitted under generally accepted accounting principles, to restore the participants' positions for the decline in Citigroup's stock price that resulted from the distribution.

PRO FORMA IMPACT OF SFAS NO. 123

     Prior to January 1, 2003, Citicorp applied APB 25 in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer to Note 1 for a further description of these accounting standards and a presentation of the effect on net income and earnings per share had the Company applied SFAS 123 in accounting for Citigroup's stock option plans. The pro forma adjustments in that table relate to stock options granted from 1995 through 2002, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

     SFAS 123 requires that reload options be treated as separate grants from the related original grants. Under Citigroup's reload program, upon exercise of an option, employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares used for such purposes. Reload options vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of Citigroup's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

     Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions.

     Additional valuation and related assumption information for Citigroup option plans is presented below:

FOR OPTIONS GRANTED DURING             2002           2001            2000
-----------------------------------------------------------------------------
WEIGHTED AVERAGE FAIR VALUE
  Option                           $      9.62     $    11.83      $    10.30
WEIGHTED AVERAGE EXPECTED LIFE
  Original grants                    3.5 YEARS        3 years         3 years
  Reload grants                        2 YEARS         1 year          1 year
VALUATION ASSUMPTIONS
  Expected volatility                    37.22%         39.22%          42.03%
  Risk-free interest rate                 3.92%          4.75%           6.28%
  Expected annual dividends per
   share                           $      0.92     $     0.92      $     0.76
  Expected annual forfeitures                7%             5%              5%
                                  ===========================================

18.  DERIVATIVES AND OTHER ACTIVITIES

     Citicorp enters into derivative and foreign exchange futures, forwards, options and swaps, which enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, commercial and consumer loans, deposit liabilities, long-term debt and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

     A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item which are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value which, if excluded, are recognized in current earnings.

      The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2002 and 2001:

IN MILLIONS OF DOLLARS                               2002        2001
------------------------------------------------------------------------
FAIR VALUE HEDGES
  Hedge ineffectiveness recognized
   in earnings                                     $    217    $   126
  Net gain (loss) excluded from
   assessment of effectiveness                         (250)         76
CASH FLOW HEDGES
  Hedge ineffectiveness recognized
   in earnings                                          (72)         33
  Amount excluded from assessment
   of effectiveness                                       -           -
NET INVESTMENT HEDGES
  Net gain (loss) included in
   foreign currency translation
   adjustment within accumulated
   other changes in equity from
   nonowner sources                                  (1,327)        358
                                                  ======================

     For cash flow hedges, any changes in the fair value of the end-user derivative remain in "Accumulated other changes in stockholder's equity from nonowner sources" and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within twelve months of December 31, 2002 are $1,031 million.

     The accumulated other changes in equity from nonowner sources from cash flow hedges for 2002 and 2001 can be summarized as follows (after-tax):

IN MILLIONS OF DOLLARS                               2002        2001
------------------------------------------------------------------------
Beginning balance(1)                               $    312    $     65
Net gains from cash flow hedges                       1,668         393
Net amounts reclassified to earnings                   (526)       (146)
                                                  ----------------------
Ending balance                                     $  1,454    $    312
                                                  ======================

(1) 2001 amount results from the cumulative effect of accounting change for cash flow hedges.

     The Company enters into various types of derivative transactions in the course of its trading and non-trading activities. Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time, a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

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

     Derivatives and short sales may expose Citicorp to market risk or credit risk in excess of the amounts recorded on the balance sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

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

     In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2002, Citicorp's most significant concentration of credit risk was with the Mexican Government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $24.9 billion and $23.1 billion at December 31, 2002 and 2001, respectively, and is comprised of investment securities, loans and trading assets. After the Mexican Government, the next largest exposure the Company has is to the U.S. Government and its agencies. The Company's exposure, which primarily results from trading assets and investment securities positions in instruments issued by the U.S. Government and its agencies, amounted to $18.7 billion and $3.5 billion at December 31, 2002 and 2001, respectively.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                   2002                  2001
                                          --------------------------------------------
                                           CARRYING   ESTIMATED  Carrying   Estimated
IN BILLIONS OF DOLLARS AT YEAR-END           VALUE    FAIR VALUE   value    fair value
--------------------------------------------------------------------------------------
ASSETS
Investments                                $   116.7  $   116.7  $    90.2  $    90.2
Trading account assets                          49.0       49.0       39.5       39.5
Loans(1)                                       415.0      434.0      358.3      373.7
Other financial assets(2)                       77.7       78.0       75.0       74.7
                                          --------------------------------------------

LIABILITIES
Deposits                                       436.7      436.9      379.0      378.6
Trading account liabilities                     26.4       26.4       22.3       22.3
Long-term debt                                  78.4       81.7       81.1       83.4
Other financial liabilities(3)                  90.7       90.7       85.3       85.3
                                          ============================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $18.6 billion and $22.7 billion of lease finance receivables in 2002 and 2001, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, federal funds sold and securities purchased under agreements to resell and customers' acceptance liability for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of loans held-for-sale, interest and fees receivable, and financial instruments included in other assets on the Consolidated Statement of Financial Position.
(3) Includes acceptances outstanding for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of purchased funds and other borrowings, financial instruments included in accrued taxes and other expense, and other liabilities on the Consolidated Statement of Financial Position.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into.

     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $19.0 billion at year-end 2002 and $15.4 billion in 2001. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $14.4 billion, an increase of $3.5 billion from year-end 2001, and for corporate loans net of the allowance by $4.6 billion, which was an increase of $0.1 billion from year-end 2001. The increase in estimated fair values in excess of carrying values of consumer loans and corporate loans is primarily due to the lower interest rate environment in 2002.

21.  PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS

PLEDGED ASSETS

     At December 31, 2002 and 2001, certain investment securities, trading account assets, and other assets with a carrying value of $92.7 billion and $62.5 billion, respectively, were pledged as collateral, of which $81.5 billion and $47.5 billion in 2002 and 2001 may not be sold or repledged by the secured parties, for borrowings to secure public and trust deposits, and for other purposes.

COLLATERAL

     At December 31, 2002 and 2001, the approximate market value of collateral received by the Company that may be sold or repledged by the Company was $441 million and $1.6 billion, respectively. This collateral was received in connection with resale agreements and derivative transactions. At December 31, 2002 and 2001, $291 million and $942 million, respectively, of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, and derivative transactions.

LEASE COMMITMENTS

     Citicorp and its subsidiaries are obligated under a number of non-cancelable leases for premises and equipment.

     Future minimum annual rentals under noncancelable leases, net of sublease income of $132 million, are as follows:

IN MILLIONS OF DOLLARS AT YEAR- END
-----------------------------------------------------
2003                                       $     732
2004                                             612
2005                                             644
2006                                             447
2007                                             373
Thereafter                                     2,428
                                          -----------
                                           $   5,236
                                          ===========

     Most of the leases have renewal or purchase options and escalation clauses. Rental expense was $1.0 billion in 2002, excluding $105 million of sublease rental income, $1.1 billion in 2001, excluding $82 million of sublease rental income, and $996 million in 2000, excluding $52 million of sublease rental income.

LOAN COMMITMENTS

IN MILLIONS OF DOLLARS AT YEAR-END                   2002           2001
------------------------------------------------------------------------------
One-to four-family residential mortgages         $      3,990   $       5,470
Revolving open-end loans secured by one-to
  four-family residential properties                   10,297           7,107
Commercial real estate, construction
  and land development                                  1,757           1,804
Credit card lines                                     407,822         387,396
Commercial and other consumer loan
  commitments(1)                                      216,194         215,368
                                                ------------------------------
                                                 $    640,060   $     617,145
                                                ==============================

(1) Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities.

     The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.0 billion and $5.7 billion at December 31, 2002 and 2001, respectively.

OBLIGATIONS UNDER GUARANTEES

     The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at December 31, 2002 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses. Additional information about certain of these guarantees is presented in other sections of this footnote.

                                                                                 Maximum
                                                                  TOTAL         potential
                                   Expire         Expire         AMOUNT         amount of
IN BILLIONS OF DOLLARS             within         after         OUTSTAND-        future
 AT DECEMBER 31, 2002              1 year         1 year           ING          payments
-----------------------------------------------------------------------------------------
Financial standby
  letters of credit               $   17.3       $   14.4       $    31.7       $    31.7
Market value
  guarantees                           0.3            0.5             0.8             0.8

Derivative instruments                15.1           31.1            46.2            46.2

Guarantees of
  collection of
  contractual cash flows                 -            0.2             0.2             0.2

Performance
  guarantees                           4.9            2.4             7.3             7.3
Securities lending
  indemnifications                    38.0              -            38.0            38.0
Other
  indemnifications                       -           11.1            11.1            11.1

Loans sold with
  recourse                             4.0            3.6             7.6             7.6
                                  -------------------------------------------------------
TOTAL                             $   79.6       $   63.3       $   142.9       $   142.9
                                  =======================================================

     Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Market value guarantees are issued to guarantee return of principal invested to fund investors. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Other indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants.

     At December 31, 2002, the Company's maximum potential amount of future payments under these guarantees is approximately $142.9 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; the maximum amount of contingent consideration in a business combination specified in the transaction documents; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

     In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of December 31, 2002, related to these indemnifications. These potential obligations are not included in the table above.

     At December 31, 2002, the carrying amounts of the liabilities related to these guarantees and indemnifications amounted to $7.7 billion. In addition, other liabilities includes an allowance for credit losses of $167 million relating to unfunded letters of credit at December 31, 2002. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $41.3 billion at December 31, 2002. Securities and other marketable assets held at collateral amounted to $9.5 billion and letters of credit in favor of the Company held as collateral amounted to $834 million at December 31, 2002. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

LOANS SOLD WITH CREDIT ENHANCEMENTS

IN BILLIONS OF DOLLARS
  AT YEAR-END                    2002      2001           FORM OF CREDIT ENHANCEMENT
-------------------------------------------------------------------------------------------
                                                    2002: Recourse obligation of $3.6, and
Residential mortgages                               put option as described below.
  and other loans sold                              2001: Recourse obligation of $3.5, and
  with recourse(1)             $   8.1    $  7.7    put options as described below.

GNMA sales/servicing
  agreements (2)                  31.1      13.4    Secondary recourse  obligation

                                                    Includes net revenue over the life of
                                                    the transaction. Also includes other
Securitized credit                                  recourse obligations of $2.0 in 2002
  card receivables                66.9      66.8    and $1.0 in 2001.
                              =============================================================

(1)  Residential mortgages represent 66% of amounts in 2002 and 57% in 2001.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

     Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

     Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $230 million at December 31, 2002 and $139 million at December 31, 2001. Net revenue from securitized credit card receivables included in other revenue was $2.7 billion, $2.1 billion, and $2.4 billion for the years ended December 31, 2002, 2001, and 2000, respectively.

     Various put options were written during 2000 and 1999 which require Citicorp to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. The put option at year-end 2002 is exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables, of which approximately $250 million was exercised in 2002. If exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. The aggregate amortized amount of these options was approximately $0.8 billion at December 31, 2002 and $1.4 billion at December 31, 2001. The Company has recorded liabilities totaling approximately $6 million at both December 31, 2002 and December 31, 2001 in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the Consolidated Statement of Income.

FINANCIAL GUARANTEES

     Financial guarantees are used in various transactions to enhance the credit standing of Citicorp customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citicorp will make payment in the event that the customer fails to fulfill its obligations to third parties.

     Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $38.0 billion at December 31, 2002 and $19.9 billion at December 31, 2001, and performance standby letters of credit.

                                                                2002       2001
                                        ------------------------------------------
                                                                TOTAL      Total
                                        Expire      Expire     AMOUNT     amount
                                       within 1     after 1     OUT-       out-
IN BILLIONS OF DOLLARS AT YEAR-END       year        year     STANDING   standing
----------------------------------------------------------------------------------
Insurance, surety                       $  3.1      $  9.0     $ 12.1     $  9.5
Options, purchased
  securities, and escrow                   0.1           -        0.1        0.4
Clean letters of credit                    3.4         1.5        4.9        4.3
Other debt related                         9.1         2.5       11.6       10.1
                                        ------------------------------------------
TOTAL(1)                                $ 15.7      $ 13.0     $ 28.7     $ 24.3
                                        ==========================================

(1) Total is net of cash collateral of $3.0 billion in 2002 and $2.2 billion in 2001. Collateral other than cash covered 35% of the total in 2002 and 30% in 2001.

22.  CONTINGENCIES

     During the 2002 fourth quarter, the Company established a reserve toward estimated costs of regulatory inquiries and private litigation related to Enron. The total reserves established for these matters in 2002 amounted to an after-tax charge of approximately $460 million. The Company believes that it has substantial defenses to the pending private litigations, which are at a very early stage. Given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the novel issues, the substantial time before these cases will be resolved, and the multiple defendants in many of them, this reserve is difficult to determine and of necessity subject to future revision.

     For a discussion of these and certain other legal proceedings, see the discussion under "Legal Proceedings" on page 85. In addition, in the ordinary course of business, Citicorp and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

IN MILLIONS OF DOLLARS                                                             2002                                     2001
----------------------------------------------------------------------------------------------------------------------------------
                                                   FOURTH     THIRD     SECOND     FIRST     Fourth    Third     Second    First
                                                  --------------------------------------------------------------------------------
Net interest revenue                              $  8,338   $ 7,780   $  7,740   $  7,758   $ 7,952   $ 7,075   $ 6,524   $ 6,217
Fees, commissions and other revenue                  4,810     5,190      5,043      4,663     5,021     4,775     4,699     4,822
                                                  --------------------------------------------------------------------------------
TOTAL REVENUES                                      13,148    12,970     12,783     12,421    12,973    11,850    11,223    11,039
Total benefits, claims and credit losses             2,820     2,811      2,211      2,699     2,405     1,882     1,742     1,714
Operating expense                                    7,062     5,672      5,940      5,941     6,170     6,290     5,739     5,922
                                                  --------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES       3,266     4,487      4,632      3,781     4,398     3,678     3,742     3,403
Income taxes                                         1,000     1,482      1,567      1,296     1,446     1,279     1,361     1,265
Minority interest, after-tax                            34        32         27         19        37        25        14         8
                                                  --------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                              2,232     2,973      3,038      2,466     2,915     2,374     2,367     2,130
Cumulative effect of accounting changes (1)              -         -          -          -         -         -      (111)      (33)
                                                  --------------------------------------------------------------------------------
NET INCOME                                        $  2,232   $ 2,973   $  3,038   $  2,466   $ 2,915   $ 2,374   $ 2,256   $ 2,097
                                                  ================================================================================

(1) Accounting changes include the first quarter 2001 adoption of SFAS 133 and the second quarter 2001 adoption of EITF 99-20.

24.  STOCKHOLDER'S EQUITY OF CITIBANK, N.A.

CHANGES IN STOCKHOLDER'S EQUITY

IN MILLIONS OF DOLLARS                                                  2002          2001         2000
----------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                                          $  37,623     $  27,211    $  21,562
Net income                                                                6,357         5,102        4,923
Dividends                                                                (8,061)       (1,782)        (590)
Contributions from parent                                                 9,127         6,928        1,065
Distribution to parent                                                   (6,400)            -            -
Net change in unrealized gains (losses) on investment securities
  available-for-sale, after-tax                                             391           (53)         (46)
Net change in foreign currency translation adjustment, after-tax           (629)         (593)        (161)
Net change for cash flow hedges, after-tax                                1,004           156            -
Preferred stock                                                           1,600           350            -
Other                                                                       297           304          458
                                                                      ------------------------------------
BALANCE AT END OF YEAR                                                $  41,309     $  37,623    $  27,211
                                                                      ====================================

Citibank's net income for 2002, 2001 and 2000 of $6.4 billion, $5.1 billion and $4.9 billion includes after-tax restructuring-related items of ($8) million (($12) million pretax) in 2002, $196 million ($303 million pretax) in 2001 and $72 million ($113 million pretax) in 2000. See Note 13 to the Consolidated Financial Statements for further discussions.

     Authorized capital stock of Citibank was 45 million shares at December 31, 2002, 2001 and 2000.

25.  RELATED PARTY BALANCES

     The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

26.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CITIFINANCIAL CREDIT COMPANY (CCC)

     On August 4, 1999, CCC, an indirect wholly owned subsidiary of Citigroup, was contributed to and became a subsidiary of Citicorp Banking Corporation
(CBC), a wholly owned subsidiary of Citicorp. Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of CCC.

ASSOCIATES FIRST CAPITAL CORPORATION (AFCC)

     In connection with Citigroup's November 30, 2000 acquisition of AFCC in which AFCC became a wholly owned subsidiary of Citicorp, Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of AFCC and Associates Corporation of North America (ACONA), a subsidiary of AFCC.

     Effective as of August 10, 2001, CBC, the parent company of CCC, transferred 100% of the stock of CCC to AFCC in exchange for convertible preferred stock of AFCC, making CCC a wholly owned subsidiary of AFCC. The condensed consolidating financial statements account for the transaction in a manner similar to a pooling of interest and therefore all prior periods have been restated.

     On October 2, 2001, ACONA merged with and into AFCC at which time, AFCC assumed ACONA's obligations under all debt instruments and agreements. Information included in the following condensed financial statements under the AFCC column represents AFCC Consolidated which includes ACONA's and CCC's results.

     On July 1, 2002, Citicorp contributed its remaining interest in the stock of AFCC to CBC, making AFCC a wholly owned subsidiary of CBC. Citicorp remains the guarantor of the outstanding long-term debt, securities and commercial paper of AFCC.

     AFCC has a combination of unutilized credit facilities of $4.5 billion as of December 31, 2002 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2002, this requirement was exceeded by approximately $59 billion. Citicorp also has guaranteed various debt obligations of AFCC and CCC.

CONDENSED CONSOLIDATING INCOME STATEMENT

                                                                         YEAR ENDED DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                           OTHER CITICORP
                                                PARENT                           SUBSIDIARIES AND    CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC        AFCC     ELIMINATIONS (1)   ADJUSTMENTS (2)  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                 $   8,061    $      -  $         -   $           -      $     (8,061)   $         -
Interest from subsidiaries                       1,819           -            -          (1,819)                -              -
Interest on loans, including fees -- third
  party                                             12       6,936        8,056          29,691            (6,936)        37,759
Interest on loans, including fees --
  intercompany                                       -         244          234            (234)             (244)             -
Other interest revenue                            (114)        168          258           8,792              (168)         8,936
Fees, commissions and other revenue --
  third party                                        -         631          846          18,860              (631)        19,706
Fees, commissions and other revenue --
  intercompany                                       -          10           15             (15)              (10)             -
                                             ------------------------------------------------------------------------------------
                                                 9,778       7,989        9,409          55,275           (16,050)        66,401
                                             ------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds -- third
  party                                          1,967           2           52             506                (2)         2,525
Interest on other borrowed funds --
  intercompany                                       -         188          119            (119)             (188)             -
Interest and fees paid to subsidiaries             140           -            -            (140)                -              -
Interest on long-term debt -- third party            -         269        1,382           2,375              (269)         3,757
Interest on long-term debt -- intercompany           -       1,786        1,195          (1,195)           (1,786)             -
Interest on deposits                                 -          16           19           8,778               (16)         8,797
Benefits, claims and credit losses                   -       1,797        2,055           8,486            (1,797)        10,541
Other expense -- third party                       126       1,631        2,180          22,309            (1,631)        24,615
Other expense -- intercompany                        -           -           22             (22)                -              -
                                             ------------------------------------------------------------------------------------
                                                 2,233       5,689        7,024          40,978            (5,689)        50,235
                                             ------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST, AND
  EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARIES                                   7,545       2,300        2,385          14,297           (10,361)        16,166
Income tax (benefit)                              (245)        815          766           4,824              (815)         5,345
Minority interest, net of income taxes               -           -            -             112                 -            112
Equity in undistributed income of
  subsidiaries                                   2,919           -            -               -            (2,919)             -
                                             ------------------------------------------------------------------------------------
NET INCOME                                   $  10,709    $  1,485  $     1,619   $       9,361      $    (12,465)   $    10,709
                                             ====================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENT

                                                                         YEAR ENDED DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                            OTHER CITICORP
                                                  PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC         AFCC     ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
   and bank holding companies                   $   3,108   $       -   $       -       $        -       $  (3,108)     $        -
Interest from subsidiaries                          2,542           -           -           (2,542)              -               -
Interest on loans, including fees - third
  party                                                 -       7,074      10,000           29,484          (7,074)         39,484
Interest on loans, including fees -
  intercompany                                          -          69       1,198           (1,198)            (69)              -
Other interest revenue                                 10         180         287            8,168            (180)          8,465
Fees, commissions and other revenue                     4         608       1,775           17,538            (608)         19,317
                                                ----------------------------------------------------------------------------------
                                                    5,664       7,931      13,260           51,450         (11,039)         67,266
                                                ----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third
  party                                             2,436           3         408              538              (3)          3,382
Interest on other borrowed funds -
  intercompany                                          -       2,338         694             (694)         (2,338)              -
Interest and fees paid to subsidiaries                219           -           -             (219)              -               -
Interest on long-term debt -  third party               -         338       2,027            2,907            (338)          4,934
Interest on long-term debt -  intercompany              -         689       1,395           (1,395)           (689)              -
Interest on deposits                                    -          17          32           11,833             (17)         11,865
Benefits, claims and credit losses                      -       1,419       2,647            5,096          (1,419)          7,743
Other expense                                          89       1,782       3,427           20,605          (1,782)         24,121
                                                ----------------------------------------------------------------------------------
                                                    2,744       6,586      10,630           38,671          (6,586)         52,045
                                                ----------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                   2,920       1,345       2,630           12,779          (4,453)         15,221
Income tax (benefit)                                 (100)        485         979            4,472            (485)          5,351
Minority interest, net of income taxes                  -           -           -               84               -              84
Cumulative effect of accounting changes                 -           -        (103)             (41)              -            (144)
Equity in undistributed income of
  subsidiaries                                      6,622           -           -                -          (6,622)              -
                                                ----------------------------------------------------------------------------------
NET INCOME                                      $   9,642   $     860   $   1,548       $    8,182       $ (10,590)     $    9,642
                                                ==================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENT

                                                                         YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                            OTHER CITICORP
                                                  PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC         AFCC     ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
   and bank holding companies                   $   1,615   $       -   $       -       $        -       $  (1,615)     $        -
Dividends from other subsidiaries                     215           -           -                -            (215)              -
Interest from subsidiaries                          1,326           -           -           (1,326)              -               -
Interest on loans, including fees - third
  party                                                 -       6,090       8,380           28,846          (6,090)         37,226
Interest on loans, including fees -
  intercompany                                          -           -       2,001           (2,001)              -               -
Other interest revenue                                  -         188         547            6,436            (188)          6,983
Fees, commissions and other revenue                   362         809       2,378           17,554            (809)         20,294
                                                ----------------------------------------------------------------------------------
                                                    3,518       7,087      13,306           49,509          (8,917)         64,503
                                                ----------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third
  party                                               432           4       1,181            2,430              (4)          4,043
Interest on other borrowed funds -
  intercompany                                          -         755         755             (755)           (755)              -
Interest and fees paid to subsidiaries                246           -           -             (246)              -               -
Interest on long-term debt -  third party           1,240         377       2,978              461            (377)          4,679
Interest on long-term debt - intercompany               -       4,534         199             (199)         (4,534)              -
Interest on deposits                                    -           9          37           13,286              (9)         13,323
Benefits, claims and credit losses                      -       1,320       2,018            4,204          (1,320)          6,222
Other expense                                           8       2,097       3,863           19,450          (2,097)         23,321
                                                ----------------------------------------------------------------------------------
                                                    1,926       9,096      11,031           38,631          (9,096)         51,588
                                                ----------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
  AND EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                   1,592      (2,009)      2,275           10,878             179          12,915
 Income tax (benefit)                                 (68)       (357)        754            4,080             357           4,766
Minority interest, net of income taxes                  -           -           -               39               -              39
Equity in undistributed income of
 subsidiaries                                       6,450           -           -                -          (6,450)              -
                                                ----------------------------------------------------------------------------------
NET INCOME                                      $   8,110   $  (1,652)  $   1,521       $    6,759       $  (6,628)     $    8,110
                                                ==================================================================================


(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION

                                                                                  DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                            OTHER CITICORP
                                                  PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC         AFCC     ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party           $       3   $     463   $     675       $   13,046      $     (463)     $   13,724
Cash and due from banks - intercompany                 19          67         174             (193)            (67)              -
Deposits at interest with banks - third party           2           -           -           16,380               -          16,382
Deposits at interest with banks - intercompany      2,208           -           -           (2,208)              -               -
Investments                                           360       2,490       4,851          111,468          (2,490)        116,679
Loans, net of unearned income - third party             -      58,205      68,084          377,012         (58,205)        445,096
Loans, net of unearned income - intercompany            -       3,178       3,956           (3,956)         (3,178)              -
Allowance for credit losses                             -        (908)     (1,131)         (10,370)            908         (11,501)
                                                ----------------------------------------------------------------------------------
  Total loans, net                                      -      60,475      70,909          362,686         (60,475)        433,595
Advances to subsidiaries                           42,540           -           -          (42,540)              -               -
Investments in subsidiaries                        81,640           -           -                -         (81,640)              -
Other assets - third party                            345       4,876       7,579          139,033          (4,876)        146,957
Other assets - intercompany                             -          66         278             (278)            (66)              -
                                                ----------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 127,117   $  68,437   $  84,466       $  597,394      $ (150,077)     $  727,337
                                                ==================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                        $       -   $   1,005   $   1,215       $  435,521      $   (1,005)     $  436,736
Purchased funds and other borrowings - third
  party                                            14,960          36       1,563           52,329             (36)         68,852
Purchased funds and other borrowings -
  intercompany                                          -       3,858         680             (680)         (3,858)              -
Long-term debt - third party                       32,861       3,342      22,624           22,887          (3,342)         78,372
Long-term debt - intercompany                           -      49,403      47,023          (47,023)        (49,403)              -
Advances from subsidiaries                          3,746           -           -           (3,746)              -               -
Other liabilities - third party                     1,902       2,071       3,366           64,569          (2,071)         69,837
Other liabilities - intercompany                      108         997         140             (248)           (997)              -
Stockholder's equity                               73,540       7,725       7,855           73,785         (89,365)         73,540
                                                ----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 127,117   $  68,437   $  84,466       $  597,394      $ (150,077)     $  727,337
                                                ==================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION

                                                                                  DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                            OTHER CITICORP
                                                  PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC         AFCC      ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party           $       3   $     489   $   1,575       $   11,990      $     (489)     $   13,568
Cash and due from banks - intercompany                 15         150         161             (176)           (150)              -
Deposits at interest with banks - third party           1           -           -           19,209               -          19,210
Deposits at interest with banks - intercompany      2,454           -           -           (2,454)              -               -
Investments                                           482       2,498       4,658           85,014          (2,498)         90,154
Loans, net of unearned income - third party         1,197      56,707      65,497          324,440         (56,707)        391,134
Loans, net of unearned income - intercompany            -       5,422       1,290           (1,290)         (5,422)              -
Allowance for credit losses                             -      (1,001)     (1,286)          (8,802)          1,001         (10,088)
                                                ----------------------------------------------------------------------------------
  Total loans, net                                  1,197      61,128      65,501          314,348         (61,128)        381,046
Advances to subsidiaries                           35,990           -           -          (35,990)              -               -
Investments in subsidiaries                        68,239           -           -                -         (68,239)              -
Other assets - third party                            361       4,393      12,262          130,343          (4,393)        142,966
Other assets - intercompany                            12           -       7,888           (7,900)              -               -
                                                ----------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 108,754   $  68,658   $  92,045       $  514,384      $ (136,897)     $  646,944
                                                ==================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                        $       -   $     829   $   1,060       $  377,907      $     (829)     $  378,967
Purchased funds and other borrowings - third
  party                                            12,951          83       2,027           41,934             (83)         56,912
Purchased funds and other borrowings -
  intercompany                                          -      22,920      19,207          (19,207)        (22,920)              -
Long-term debt -- third party                      29,710       4,262      32,014           19,329          (4,262)         81,053
Long-term debt -- intercompany                          -      31,930      26,023          (26,023)        (31,930)              -
Advances from subsidiaries                          1,622           -           -           (1,622)              -               -
Other liabilities - third party                       102       2,520       5,047           61,410          (2,520)         66,559
Other liabilities - intercompany                      916         610         380           (1,296)           (610)              -
Stockholder's equity                               63,453       5,504       6,287           61,952         (73,743)         63,453
                                                ----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $ 108,754   $  68,658   $  92,045       $  514,384      $ (136,897)     $  646,944
                                                ==================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp Parent Company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                            OTHER CITICORP
                                                  PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC         AFCC     ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $   7,957   $   3,781   $   4,730       $    7,035       $  (3,781)     $   19,722
                                                ----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments - available-for-sale
   Purchases                                          (33)     (2,371)     (3,467)        (337,367)          2,371        (340,867)
   Proceeds from sales                                155       2,160       2,609          250,372          (2,160)        253,136
   Maturities                                           -         342         809           62,017            (342)         62,826
Changes in investments and advances -
  intercompany                                    (10,761)      2,456      (4,386)          15,147          (2,456)              -
Net increase in loans                                   -      (6,376)     (8,192)         (33,720)          6,376         (41,912)
Proceeds from sales of loans                            -           -           -           17,005               -          17,005
Business acquisitions                                   -           -           -           (3,953)              -          (3,953)
Other investing activities                          1,203           -         693           14,210               -          16,106
                                                ----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES              (9,436)     (3,789)    (11,934)         (16,289)          3,789         (37,659)
                                                ----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase  in deposits                               -         179         291           30,508            (179)         30,799
Net change in purchased funds and other
  borrowings - third party                          2,009         (61)       (464)           6,938              61           8,483
Net change in purchased funds, other
  borrowings and advances - intercompany            3,066     (17,931)      7,796          (10,862)         17,931               -
Proceed from issuance of long-term debt -
  third party                                      47,512           -           -           (4,036)              -          43,476
Repayment of long-term debt - third party         (44,360)       (920)     (9,389)          (4,270)            920         (58,019)
Proceed from of long-term debt - intercompany
                                                        -      17,973       8,083           (8,083)        (17,973)              -
Dividends paid                                     (6,744)          -           -                -               -          (6,744)
Contributions from parent company                       -         659           -                -            (659)              -
                                                ----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                        1,483        (101)      6,317           10,195             101          17,995
                                                ----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                               -           -           -               98               -              98
                                                ----------------------------------------------------------------------------------
Net  increase (decrease) in cash and due from
  banks                                                 4        (109)       (887)           1,039             109             156
Cash and due from banks at beginning of year           18         639       1,736           11,814            (639)         13,568
                                                ----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR          $      22   $     530   $     849       $   12,853       $    (530)     $   13,724
                                                ----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the year for:
Interest                                        $   1,409   $   2,212   $   2,539       $    9,476       $  (2,212)     $   13,424
Income taxes                                        1,465         896         637            2,636            (896)          4,738
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -         952         952              177            (952)          1,129
Capital contributions to subsidiaries               3,038           -           -           (3,038)              -               -
NON-CASH FINANCING ACTIVITIES:
Dividends                                               -           -           -                -               -               -
Contributions from parent company                   5,832           -           -                -               -           5,832
                                                ==================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                            OTHER CITICORP
                                                  PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC        AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $   1,816   $   5,054   $   4,588       $    6,470       $  (5,054)     $   12,874
                                                ----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments - available-for-sale
   Purchases                                       (6,165)     (2,199)     (2,199)        (403,990)          2,199        (412,354)
   Proceeds from sales                              5,286       1,573       2,767          366,331          (1,573)        374,384
   Maturities                                           -         346         922           23,970            (346)         24,892
Changes in investments and advances -
  intercompany                                    (16,635)        889      16,550               85            (889)              -
Net decrease (increase) in loans                      671      (8,883)     (3,864)         (31,826)          8,883         (35,019)
Proceeds from sales of loans                            -           -           -           26,470               -          26,470
Business acquisitions                                   -           -           -           (6,869)              -          (6,869)
Other investing activities                            220         (34)        (14)         (12,666)             34         (12,460)
                                                ----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES             (16,623)     (8,308)     14,162          (38,495)          8,308         (40,956)
                                                ----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                     -         582         483           41,228            (582)         41,711
Net change in purchased funds and other
  borrowings - third party                          3,929          29     (25,182)          10,293             (29)        (10,960)
Net change in purchased funds, other
  borrowings and advances - intercompany             (502)      9,034       6,021           (5,519)         (9,034)              -
Proceeds from issuance of long-term debt -
  third party                                      20,085           -           -           16,014               -          36,099
Repayment of long-term debt - third party          (2,931)       (704)    (12,209)         (15,611)            704         (30,751)
(Repayments of) proceeds from issuance of
  long-term debt - intercompany                         -      (5,280)     13,788          (13,788)          5,280               -
Dividends paid                                     (5,784)          -           -                -               -          (5,784)
Contributions from parent company                       -           -        (147)             147               -               -
                                                ----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          14,797       3,661     (17,246)          32,764          (3,661)         30,315
                                                ----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                               -           -           -             (323)              -            (323)
                                                ----------------------------------------------------------------------------------
Net (decrease) increase in cash and due from
 banks                                                (10)        407       1,504              416            (407)          1,910
Cash and due from banks at beginning of year           28         232         232           11,398            (232)         11,658
                                                ----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR          $      18   $     639   $   1,736       $   11,814       $    (639)     $   13,568
                                                ----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the year for:
Interest                                        $   1,340   $   3,348   $   4,692       $   13,896       $  (3,348)     $   19,928
Income taxes                                        1,630         143         694              331            (143)          2,655
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -       1,313         228              190          (1,313)            418
Capital contributions to subsidiaries               2,000           -           -           (2,000)              -               -
NON-CASH FINANCING ACTIVITIES:
Dividends                                             642           -           -                -               -             642
Contributions from parent company                   6,250           -           -                -               -           6,250
                                                ==================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                 CITICORP                             OTHER CITICORP
                                                  PARENT                             SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                           COMPANY       CCC         AFCC      ELIMINATIONS(1)   ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                    $     613   $   3,678   $   3,167       $   (8,911)      $  (3,678)     $   (5,131)
                                                ----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments -- available-for-sale
   Purchases                                         (553)       (814)     (1,806)         (66,895)            814         (69,254)
   Proceeds from sales                              1,980         625       1,481           37,415            (625)         40,876
   Maturities                                           -          14         493           27,731             (14)         28,224
Changes in investments
  and advances - intercompany                     (10,216)      1,879      (6,708)          16,924          (1,879)              -
Net increase in loans                              (1,143)    (12,857)    (16,311)         (63,878)         12,857         (81,332)
Proceeds from sales of loans                            -         689       3,695           28,916            (689)         32,611
Business acquisitions                                   -        (169)       (169)          (4,276)            169          (4,445)
Other investing activities                           (271)          7        (250)          (3,005)             (7)         (3,526)
                                                ----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES             (10,203)    (10,626)    (19,575)         (27,068)         10,626         (56,846)
                                                ----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                     -        (218)       (391)          41,911             218          41,520
Net change in purchased funds and other
  borrowings - third party                          1,645      (2,971)      4,001              846           2,971           6,492
Net change in purchased funds, other
  borrowings and advances - intercompany              229       8,906       3,753           (3,982)         (8,906)              -
Proceeds from issuance of long-term debt -
  third party                                       4,900           -      12,414            9,017               -          26,331
Repayment of long-term debt -
  third party                                      (1,829)     (1,734)    (10,417)          (4,375)          1,734         (16,621)
Proceeds from issuance of long-term debt -
  Intercompany, net                                     -       2,035       6,285           (6,285)         (2,035)              -
Dividends paid                                     (1,254)          -         205             (205)              -          (1,254)
Contributions from parent company                   5,820           -           -                -               -           5,820
                                                ----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           9,511       6,018      15,850           36,927          (6,018)         62,288
                                                ----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                               -           -          (3)            (527)              -            (530)
                                                ----------------------------------------------------------------------------------
Net (decrease) increase in cash and due from
  banks                                               (79)       (930)       (561)             421             930            (219)
Cash and due from banks at beginning of year          107       1,162         793           10,977          (1,162)         11,877
                                                ----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF YEAR          $      28   $     232   $     232       $   11,398       $    (232)     $   11,658
                                                ----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the year for:
Interest                                        $     869   $   1,392   $   5,459       $   13,726       $  (1,392)     $   20,054
Income taxes                                        1,618         196         451            2,054            (196)          4,123
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                         -       1,452         598              222          (1,452)            820
NON-CASH FINANCING ACTIVITIES:
Dividends                                           4,000           -       4,000           (4,000)              -           4,000
Contributions from parent company                   4,182           -           -                -               -           4,182
                                                ==================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes elimination of CCC, included in the AFCC column.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)

                                                       CITICORP AND SUBSIDIARIES

                                                AVERAGE VOLUME             INTEREST REVENUE/EXPENSE           % AVERAGE RATE
                                       ------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                   2002       2001       2000       2002       2001       2000      2002     2001     2000
---------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
   In U.S. offices                     $ 177,446  $ 151,837  $ 134,624  $ 17,746   $ 17,353   $ 15,797    10.00    11.43    11.73
   In offices outside the U.S. (5)        86,868     81,682     75,200    10,436     10,187      9,708    12.01    12.47    12.91
                                       ---------------------------------------------------------------
     Total consumer loans                264,314    233,519    209,824    28,182     27,540     25,505    10.66    11.79    12.16
                                       ---------------------------------------------------------------
Corporate loans
   In U.S. offices
     Commercial and industrial            32,384     38,533     34,334     2,023      2,859      2,779     6.25     7.42     8.09
     Lease financing                      15,069     14,364     11,792     1,192      1,339      1,045     7.91     9.32     8.86
     Mortgage and real estate                695        794        955        37         40         80     5.32     5.04     8.38
   In offices outside the U.S. (5)        86,707     90,071     79,852     6,327      7,709      7,821     7.30     8.56     9.79
                                       ---------------------------------------------------------------
     Total corporate loans               134,855    143,762    126,933     9,579     11,947     11,725     7.10     8.31     9.24
                                       ---------------------------------------------------------------
     TOTAL LOANS (6)                     399,169    377,281    336,757    37,761     39,487     37,230     9.46    10.47    11.06
                                       ---------------------------------------------------------------
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                            6,219      7,310      2,853       105        288        174     1.69     3.94     6.10
In offices outside the U.S. (5)            2,951      3,350      2,767       326        221        232    11.05     6.60     8.38
                                       ---------------------------------------------------------------
   Total                                   9,170     10,660      5,620       431        509        406     4.70     4.77     7.22
                                       ---------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
In U.S. offices
   Taxable                                35,670     22,935     21,992     1,334        944      1,036     3.74     4.12     4.71
   Exempt from U.S. income tax             6,340      5,854      5,040       460        411        273     7.26     7.02     5.42
In offices outside the U.S. (5)           53,155     38,821     29,623     3,086      2,557      2,169     5.81     6.59     7.32
                                       ---------------------------------------------------------------
   Total                                  95,165     67,610     56,655     4,880      3,912      3,478     5.13     5.79     6.14
                                       ---------------------------------------------------------------
TRADING ACCOUNT ASSETS (7)
In U.S. offices                            6,641      4,697      4,101       279        263        247     4.20     5.60     6.02
In offices outside the U.S. (5)           15,103     12,263     10,241     1,345      1,158        744     8.91     9.44     7.26
                                       ---------------------------------------------------------------
   Total                                  21,744     16,960     14,342     1,624      1,421        991     7.47     8.38     6.91
                                       ---------------------------------------------------------------
LOANS HELD-FOR-SALE, IN U.S.
 OFFICES                                  12,071     14,193      8,665     1,138      1,483        912     9.43    10.45    10.53
                                       ---------------------------------------------------------------
DEPOSITS AT INTEREST WITH BANKS (5)       17,406     18,379     13,225     1,008      1,267      1,251     5.79     6.89     9.46
                                       ---------------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS            554,725    505,083    435,264  $ 46,842   $ 48,079   $ 44,268     8.44     9.52    10.17
                                                                        ---------------------------------------------------------
Non-interest-earning assets (7)          102,531     84,320     68,205
                                       -------------------------------
TOTAL ASSETS                           $ 657,256  $ 589,403  $ 503,469
                                       ===============================
DEPOSITS
In U.S. offices
   Savings deposits (8)                $  95,256  $  68,427  $  36,252  $  1,232   $  1,762   $  1,206     1.29     2.58     3.33
   Other time deposits                    29,216     23,191     16,878       584        959      1,007     2.00     4.14     5.97
In offices outside the U.S. (5)          228,296    209,120    194,629     6,981      9,144     11,110     3.06     4.37     5.71
                                       ---------------------------------------------------------------
   Total                                 352,768    300,738    247,759     8,797     11,865     13,323     2.49     3.95     5.38
                                       ---------------------------------------------------------------
TRADING ACCOUNT LIABILITIES (7)
In U.S. offices                            2,999      2,526      1,863        42         37         39     1.40     1.46     2.09
In offices outside the U.S. (5)              579        827      1,736        13         12         17     2.25     1.45     0.98
                                       ---------------------------------------------------------------
   Total                                   3,578      3,353      3,599        55         49         56     1.54     1.46     1.56
                                       ---------------------------------------------------------------
PURCHASED FUNDS AND OTHER
 BORROWINGS
In U.S. offices                           39,881     42,055     49,226       952      1,634      2,514     2.39     3.89     5.11
In offices outside the U.S. (5)           19,482     19,045     11,389     1,518      1,699      1,473     7.79     8.92    12.93
                                       ---------------------------------------------------------------
   Total                                  59,363     61,100     60,615     2,470      3,333      3,987     4.16     5.45     6.58
                                       ---------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                           63,191     76,078     60,505     3,241      4,401      4,017     5.13     5.78     6.64
In offices outside the U.S. (5)           10,242      9,968     10,380       516        533        662     5.04     5.35     6.38
                                       ---------------------------------------------------------------
   Total                                  73,433     86,046     70,885     3,757      4,934      4,679     5.12     5.73     6.60
                                       ---------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES       489,142    451,237    382,858  $ 15,079   $ 20,181   $ 22,045     3.08     4.47     5.76
                                                                        ---------------------------------------------------------
Demand deposits in U.S. offices            8,218      8,293      9,998
Other non-interest-bearing
 liabilities (7)                          92,527     76,171     70,858
TOTAL STOCKHOLDER'S EQUITY                67,369     53,702     39,755
                                       -------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY                                $ 657,256  $ 589,403  $ 503,469
                                       ===============================

NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices (9)                    $ 292,407  $ 260,076  $ 224,376  $ 18,087   $ 15,528   $ 11,471     6.19      5.97     5.11
In offices outside the U.S. (9)          262,318    245,007    210,888    13,676     12,370     10,752     5.21      5.05     5.10
                                       ---------------------------------------------------------------
TOTAL                                  $ 554,725  $ 505,083  $ 435,264  $ 31,763   $ 27,898   $ 22,223     5.73      5.52     5.11
                                       ===========================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 18 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)  Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) Total loans include certain interest and fees on credit cards of $0.4 billion which are included in Consumer Loans on the Consolidated
     Statement of Financial Position.
(7) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(9) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS(1)

                                                          2002 vs. 2001                                 2001 vs. 2000
-----------------------------------------------------------------------------------       ---------------------------------------
                                                       INCREASE (DECREASE)                           Increase (decrease)
                                                        DUE TO CHANGE IN:                             due to change in:
                                             ------------------------------               ------------------------------
                                              AVERAGE      AVERAGE          NET           Average       Average           Net
IN MILLIONS OF DOLLARS                        VOLUME         RATE        CHANGE (2)        volume         rate         change (2)
---------------------------------------------------------------------------------------------------------------------------------
LOANS -- CONSUMER
In U.S. offices                              $ 2,717       $ (2,324)     $     393        $ 1,976       $   (420)       $  1,556
In offices outside the U.S. (3)                  632           (383)           249            816           (337)            479
                                             -----------------------------------------------------------------------------------
   TOTAL                                       3,349         (2,707)           642          2,792           (757)          2,035
                                             -----------------------------------------------------------------------------------
LOANS -- CORPORATE
In U.S. offices                                 (411)          (575)          (986)           528           (194)            334
In offices outside the U.S. (3)                 (280)        (1,102)        (1,382)           937         (1,049)           (112)
                                             -----------------------------------------------------------------------------------
   TOTAL                                        (691)        (1,677)        (2,368)         1,465         (1,243)            222
                                             -----------------------------------------------------------------------------------
TOTAL LOANS                                    2,658         (4,384)        (1,726)         4,257         (2,000)          2,257
                                             -----------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                                  (38)          (145)          (183)           193            (79)            114
In offices outside the U.S. (3)                  (29)           134            105             44            (55)            (11)
                                             -----------------------------------------------------------------------------------
   TOTAL                                         (67)           (11)           (78)           237           (134)            103
                                             -----------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
In U.S. offices                                  574           (135)           439             83            (37)             46
In offices outside the U.S. (3)                  859           (330)           529            622           (234)            388
                                             -----------------------------------------------------------------------------------
   TOTAL                                       1,433           (465)           968            705           (271)            434
                                             -----------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
In U.S. offices                                   92            (76)            16             34            (18)             16
In offices outside the U.S. (3)                  256            (69)           187            164            250             414
                                             -----------------------------------------------------------------------------------
   TOTAL                                         348           (145)           203            198            232             430
                                             -----------------------------------------------------------------------------------
LOANS HELD-FOR-SALE, in U.S. offices            (209)          (136)          (345)           578             (7)            571
                                             -----------------------------------------------------------------------------------
DEPOSITS AT INTEREST WITH BANKS (3)              (64)          (195)          (259)           410           (394)             16
                                             -----------------------------------------------------------------------------------
TOTAL INTEREST REVENUE                        $4,099        $(5,336)       $(1,237)        $6,385        $(2,574)         $3,811
                                             ===================================================================================
DEPOSITS
In U.S. offices                               $  771        $(1,676)       $  (905)        $1,274        $  (766)        $   508
In offices outside the U.S. (3)                  779         (2,942)        (2,163)           780         (2,746)         (1,966)
                                             -----------------------------------------------------------------------------------
   TOTAL                                       1,550         (4,618)        (3,068)         2,054         (3,512)         (1,458)
                                             -----------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
In U.S. offices                                    7             (2)             5             12            (14)             (2)
In offices outside the U.S. (3)                   (4)             5              1            (11)             6              (5)
                                             -----------------------------------------------------------------------------------
   TOTAL                                           3              3              6              1             (8)             (7)
                                             -----------------------------------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                  (81)          (601)          (682)          (333)          (547)           (880)
In offices outside the U.S. (3)                   38           (219)          (181)           780           (554)            226
                                             -----------------------------------------------------------------------------------
   TOTAL                                         (43)          (820)          (863)           447         (1,101)           (654)
                                             -----------------------------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                 (695)          (465)        (1,160)           945           (561)            384
In offices outside the U.S. (3)                   14            (31)           (17)           (25)          (104)           (129)
                                             -----------------------------------------------------------------------------------
   TOTAL                                        (681)          (496)        (1,177)           920           (665)            255
                                             -----------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                       $   829       $ (5,931)     $  (5,102)       $ 3,422       $ (5,286)       $ (1,864)
                                             -----------------------------------------------------------------------------------
NET INTEREST REVENUE                         $ 3,270       $    595      $   3,865        $ 2,963       $  2,712        $  5,675
                                             ===================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

RATIOS

                                                 2002     2001      2000
------------------------------------------------------------------------
Net income to average assets                     1.63%    1.64%     1.61%
Return on common stockholder's equity            15.9%    18.0%     20.4%
Total average equity to average assets          10.25%    9.11%     7.90%
                                               =========================

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

                                                  2002                            2001                            2000
                                     ----------------------------------------------------------------------------------------------
                                                         AVERAGE                         Average                         Average
IN MILLIONS OF DOLLARS AT YEAR-END   AVERAGE BALANCE  INTEREST RATE  Average balance  interest rate  Average balance  interest rate
-----------------------------------------------------------------------------------------------------------------------------------
Banks (2)                               $  26,941          3.69%        $   24,039         6.39%        $  32,065         6.78%
Other demand deposits                      81,696          1.66%            59,102         2.74%           44,748         3.64%
Other time and savings deposits (2)       138,414          3.39%           140,650         4.33%          130,322         5.61%
                                     ----------------------------------------------------------------------------------------------
TOTAL                                   $ 247,051          2.85%        $  223,791         4.13%        $ 207,135         5.36%
                                     ==============================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 18 to the Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

                                                                       OVER            OVER
IN MILLIONS OF DOLLARS  AT YEAR-END 2002         UNDER 3 MONTHS    3 TO 6 MONTHS   6 TO 12 MONTHS   OVER 12 MONTHS
-------------------------------------------------------------------------------------------------------------------
Certificates of deposit                             $  5,311           $ 878           $ 1,233          $ 2,370
Other time deposits                                   14,870             109                36              211
                                                ===================================================================

PURCHASED FUNDS AND OTHER BORROWINGS (1)

                                        FEDERAL FUNDS PURCHASED
                                       AND SECURITIES SOLD UNDER
                                         REPURCHASE AGREEMENTS             COMMERCIAL PAPER             OTHER FUNDS BORROWED (2)
                                     ---------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                 2002       2001      2000       2002       2001      2000        2002      2001      2000
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at year-end       $ 36,997   $ 30,328   $ 7,191   $ 16,487   $ 12,215  $ 37,656    $ 15,368  $ 14,369  $ 15,987
Average outstanding during the year    33,055     16,776     7,662     12,829     29,767    37,223      13,479    14,557    15,730
Maximum month-end outstanding          36,997     33,245    12,045     16,487     35,303    42,815      25,870    17,994    17,951
                                     ---------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE INTEREST RATE
During the year (3)                      4.15%      5.62%     6.47%      1.73%      3.56%     4.98%       6.50%     9.13%    10.41%
At year-end (4)                          3.26%      4.96%     6.33%      1.57%      1.99%     5.34%       2.97%     3.30%     8.40%
                                     =============================================================================================

(1)  Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Note 18 to the Consolidated Financial Statements.
(4)  Based on contractual rates at year-end.

REGULATION AND SUPERVISION

BANK HOLDING COMPANY REGULATION

     The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (California, New York, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation
(FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

     The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed," as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities. The Company has declared itself to be a financial holding company. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. Under the BHC Act, after two years from the date as of which the Company became a bank holding company, the Company was required to conform any activities that were not considered to be closely related to banking or financial in nature under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by the Company and finding by the FRB that such an extension would not be detrimental to the public interest. The Company obtained such an extension with respect to several activities in October 2000, October 2001 and October 2002.

     Under the GLB Act, financial holding companies are able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and, in some cases, foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

     The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 15 to the Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

     There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of the bank's capital stock and surplus.

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

     The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well capitalized." As of December 31, 2002, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis" and Note 15 to the Consolidated Financial Statements for capital analysis.

     A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

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

     Legislation is from time to time introduced in Congress or in the States that may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether any such proposed legislation will be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

COMPETITION

     The Company and its subsidiaries are subject to intense competition in all aspects of their businesses from both bank and non-bank institutions that provide financial services and, in some of their activities, from government agencies.

GENERAL BUSINESS FACTORS

     In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

PROPERTIES

     The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building which is partially leased by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

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

     The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 21 to the Consolidated Financial Statements.

LEGAL PROCEEDINGS

     In April 2002, Citigroup and various of its affiliates, including affiliates of Citicorp, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL. V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced and Corrupt Organizations Act (RICO), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the NEWBY complaint were denied. The motion to dismiss the complaint in TITTLE remains pending.

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

     Additional actions have been filed against Citigroup and certain of its affiliates, including affiliates of Citicorp, along with other parties, including (i) three actions brought in different state courts by state pension plans, alleging violations of state securities law and claims for common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the NEWBY action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss NEWBY.

     Additionally, Citigroup and certain of its affiliates, including affiliates of Citicorp, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including affiliates of Citicorp, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and Citicorp are cooperating fully with all such requests.

     Additional lawsuits containing similar claims to those described above may be filed in the future.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2002 results.

FORM 10-K

ITEM NUMBER                                                        PAGE
PART I
1.  BUSINESS                                                     3 - 40,
                                                                83 - 85
2.  PROPERTIES                                                       84
3.  LEGAL PROCEEDINGS                                                85
4.  SUBMISSION OF MATTERS TO A VOTE OF
    SECURITY HOLDERS                                                  *

PART II
5.  MARKET FOR REGISTRANT'S COMMON
    EQUITY AND RELATED STOCKHOLDER MATTERS                           **
6.  SELECTED FINANCIAL DATA                                           *
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS                                                  5 -  40
7A. QUANTITATIVE AND QUALITATIVE                               24 - 34,
    DISCLOSURES ABOUT MARKET RISK                      55 - 61, 67 - 70
8.  FINANCIAL STATEMENTS AND
    SUPPLEMENTARY DATA                                          42 - 82
9.  CHANGES IN AND DISAGREEMENTS WITH
    ACCOUNTANTS  ON ACCOUNTING AND                                  NOT
    FINANCIAL DISCLOSURE                                     APPLICABLE

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
    REGISTRANT                                                        *
11. EXECUTIVE COMPENSATION                                            *
12. SECURITY OWNERSHIP OF CERTAIN
    BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED STOCKHOLDER MATTERS                                   *
13. CERTAIN RELATIONSHIPS AND RELATED
    TRANSACTIONS                                                      *
14. CONTROLS AND PROCEDURES                                          40
15. EXHIBITS, FINANCIAL STATEMENT
    SCHEDULES,  AND REPORTS ON FORM 8-K                              86

*   Omitted pursuant to General Instruction I of Form 10-K.
** Citigroup Inc. indirectly owns all of the outstanding common stock of Citicorp.

CORPORATE INFORMATION

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT INDEX

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

3.02+    Citicorp's By-Laws.

12.01+   Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

14.01+   Code of Ethics.

21.01    Subsidiaries of Citicorp. Pursuant to General Instruction I of Form
         10-K, the list of subsidiaries of Citicorp is omitted.

23.01+   Consent of KPMG LLP.

99.01+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02+   Residual Value Obligation Certificate.

+ Filed herewith

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of Citicorp does not exceed 10% of the total assets of Citicorp and its consolidated subsidiaries. Citicorp will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

FINANCIAL STATEMENTS

     Financial Statements filed for Citicorp and Subsidiaries: see "Consolidated Financial Statements" in the Table of Contents on page 2.

REPORTS ON FORM 8-K

     On October 21, 2002, the Company filed a Current Report on Form 8-K, dated October 15, 2002, reporting under Item 5 thereof the summarized results of its operations for the quarter ended September 30, 2002.

     No other reports on Form 8-K were filed during the 2002 fourth quarter; however, on January 23, 2003, the Company filed a Current Report on Form 8-K, dated January 21, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter and year ended December 31, 2002.

CODE OF ETHICS

     The Company has adopted a code of ethics for financial professionals which applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The code of ethics for financial professionals has been filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2003.

CITICORP
(REGISTRANT)

/s/ Todd S. Thomson
Todd S. Thomson
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2003.

CITICORP'S PRINCIPAL EXECUTIVE OFFICER:


/s/ Robert B. Willumstad
------------------------
Robert B. Willumstad


CITICORP'S PRINCIPAL FINANCIAL OFFICER:


/s/ Todd S. Thomson
-------------------
Todd S. Thomson


CITICORP'S PRINCIPAL ACCOUNTING OFFICER:


/s/ William P. Hannon
---------------------
William P. Hannon


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2003 by the Directors of Citicorp.

/s/ William R. Rhodes
------------------------------------
William R. Rhodes, Chairman


/s/ Alan S. MacDonald
------------------------------------
Alan S. MacDonald


/s/ Marjorie Magner
------------------------------------
Marjorie Magner


/s/ Michael T. Masin
------------------------------------
Michael T. Masin


/s/ H. Onno Ruding
------------------------------------
H. Onno Ruding


/s/ Petros K. Sabatacakis
------------------------------------
Petros K. Sabatacakis


/s/ Robert B. Willumstad
------------------------------------
Robert B. Willumstad

CERTIFICATIONS


I, Robert B. Willumstad, certify that:

1.   I have reviewed this annual report on Form 10-K of Citicorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003


By:  /s/ Robert B. Willumstad, Chief Executive Officer


I, Todd S. Thomson, certify that:

1.   I have reviewed this annual report on Form 10-K of Citicorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003


By:  /s/  Todd S. Thomson, Chief Financial Officer

88