Form 10-Q
period 2003-03-31
CITICORP
filed 2003-05-15
CIK 20405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (212) 559-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                                                  YES / / NO /X/

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

                                    CITICORP

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
                         Part I - Financial Information

Item 1. Financial Statements:

           Consolidated Statement of Income (Unaudited) -
             Three Months Ended March 31, 2003 and 2002                                            35

           Consolidated Statement of Financial Position -
             March 31, 2003 (Unaudited) and December 31, 2002                                      36

           Consolidated Statement of Changes in Stockholder's Equity
             (Unaudited) - Three Months Ended March 31, 2003 and 2002                              37

           Consolidated Statement of Cash Flows (Unaudited) -
             Three Months Ended March 31, 2003 and 2002                                            38

           Consolidated Statement of Financial Position of Citibank, N.A. and Subsidiaries-
             March 31, 2003 (Unaudited) and December 31, 2002                                      39

           Notes to Consolidated Financial Statements (Unaudited)                                  40

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                 2-34

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          27, 45

Item 4.    Controls and Procedures                                                                 34

                           Part II - Other Information

Item 1.    Legal Proceedings                                                                       57

Item 6.    Exhibits and Reports on Form 8-K                                                        57

Signatures                                                                                         58

Certifications                                                                                     59

Exhibit Index                                                                                      61

THE COMPANY

Citicorp (Citicorp and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers in over 100 countries and territories. Citicorp was incorporated in 1967 under the laws of the State of Delaware. Citicorp is an indirect, wholly-owned subsidiary of Citigroup Inc. (Citigroup).

The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Global Investment Management (GIM) and Proprietary Investment Activities business segments.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. This quarterly report on Form 10-Q should be read in conjunction with Citicorp's 2002 Annual Report on Form 10-K.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citicorp is available on Citigroup's website at http://www.citigroup.com.

Citicorp's annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, and all amendments to these reports, are available free of charge through Citigroup's website by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) website contains reports, information statements, and other information regarding the Company at http://www.sec.gov.

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
IN MILLIONS OF DOLLARS                                            2003          2002
------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE(1)                           $   13,288    $   12,421
Operating expenses                                                  6,496         5,941
Benefits, claims and credit losses(1)                               2,200         2,699
                                                               ---------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                           4,592         3,781
Income taxes                                                        1,437         1,296
Minority interest, after-tax                                           38            19
                                                               ---------------------------

NET INCOME                                                     $    3,117    $    2,466
==========================================================================================

Return on Average Common Equity                                      16.6%         15.4%

Total Assets (IN BILLIONS)                                     $    742.3    $    639.5
Total Equity (IN BILLIONS)                                     $     74.8    $     65.0

Tier 1 Capital                                                       8.51%         8.55%
Total Capital Ratio                                                 12.81%        12.82%
==========================================================================================

(1) Revenues, Net of Interest Expense, and Benefits, Claims and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims and Credit Losses would each have been increased by $1.102 billion and $1.013 billion in the 2003 and 2002 first quarters, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way the business is managed. See the discussion of the CARDS business on page 8.

BUSINESS FOCUS

The following table shows the net income (loss) for Citicorp's businesses on a product view:

CITICORP NET INCOME - PRODUCT VIEW

                                                                       FIRST QUARTER
                                                               -------------------------------
IN MILLIONS OF DOLLARS                                            2003             2002(1)
----------------------------------------------------------------------------------------------
GLOBAL CONSUMER
CARDS                                                          $     735        $      579
CONSUMER FINANCE                                                     485               530
RETAIL BANKING                                                       806               478
Other                                                                (16)              (20)
----------------------------------------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                              2,010             1,567
----------------------------------------------------------------------------------------------

GLOBAL CORPORATE AND INVESTMENT BANK
CAPITAL MARKETS AND BANKING                                          817               657
TRANSACTION SERVICES                                                 197                89
----------------------------------------------------------------------------------------------
TOTAL GLOBAL CORPORATE AND INVESTMENT BANK                         1,014               746
----------------------------------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT
LIFE INSURANCE AND ANNUITIES                                          22                12
PRIVATE BANK                                                         125               111
ASSET MANAGEMENT                                                      37                15
----------------------------------------------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT                                   184               138
----------------------------------------------------------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES                                    (21)               35

CORPORATE/OTHER                                                      (70)              (20)
----------------------------------------------------------------------------------------------

NET INCOME                                                     $   3,117        $    2,466
==============================================================================================

(1)  Reclassified to conform to the current period's presentation.

RESULTS OF OPERATIONS

INCOME

Citicorp reported net income of $3.117 billion in the 2003 first quarter, up 26% from $2.466 billion in the 2002 first quarter. Return on average common equity was 16.6% compared to 15.4% a year ago.

Global Consumer net income increased $443 million or 28% compared to the 2002 first quarter, Global Corporate and Investment Bank (GCIB) increased $268 million or 36%, and Global Investment Management grew $46 million or 33%, while Proprietary Investment Activities decreased $56 million from the 2002 first quarter.

See individual segment and product discussions on pages 8 - 20 for additional discussion and analysis of the Company's results of operations.

REVENUES, NET OF INTEREST EXPENSE

Total revenues, net of interest expense, of $13.3 billion in the 2003 first quarter were up $867 million or 7% from the 2002 first quarter. Global Consumer revenues were up $909 million or 11% in the 2003 first quarter to $9.1 billion, led by a $466 million or 18% increase in RETAIL BANKING, reflecting the results of the acquisition of Golden State Bancorp (GSB) and growth in most regions, an increase of $212 million or 7% in CARDS, and a $200 million or 9% increase in CONSUMER FINANCE from the prior-year period.

GCIB revenues of $3.2 billion decreased $13 million from the 2002 first quarter, including a $69 million or 3% decrease in CAPITAL MARKETS AND BANKING, reflecting weak equity capital markets activity. This decrease was partially offset by a $56 million or 7% increase in TRANSACTION SERVICES from the 2002 first quarter.

Global Investment Management revenues of $787 million in the 2003 first quarter were up $62 million or 9% from the 2002 first quarter, reflecting increases in LIFE INSURANCE AND ANNUITIES of $48 million or 37% and PRIVATE BANK of $38 million or 9%, partially offset by a decrease of $24 million or 14% in ASSET MANAGEMENT. Revenues from Proprietary Investment Activities in the 2003 first quarter declined $71 million or 66% from year-ago levels.

SELECTED REVENUE ITEMS

Net interest revenue of $8.3 billion increased $501 million or 6% from year-ago levels reflecting the impact of a changing rate environment, business volume growth in certain markets and the impact of the GSB acquisition. Total fees and commissions of $2.7 billion were down $129 million or 5% compared to the 2002 first quarter, primarily reflecting lower servicing fee revenues and asset-based fee revenues.

Foreign Exchange revenues of $907 million for the first quarter of 2003 were up $362 million or 66%, reflecting strong Foreign Exchange trading in 2003. Trading Account losses of $17 million in the 2003 first quarter were down $455 million compared to trading revenue of $438 million in the 2002 first quarter, primarily reflecting declines in global equities. Investment Transactions were up $102 million from 2002. Other revenue as shown in the Consolidated Statement of Income of $1.3 billion in 2003 increased $486 million from a year ago, primarily reflecting an increase in revenue from securitized credit card receivables.

OPERATING EXPENSES

Total operating expenses were $6.5 billion for the 2003 first quarter, up $555 million or 9% from the comparable 2002 period. The increase primarily reflects the addition of GSB, the cost of expensing options, and higher pension expense, partially offset by expense control initiatives.

Global Consumer expenses were up 11% from the 2002 first quarter, Proprietary Investment Activities expenses increased 13% while GCIB expenses increased 7% from year-ago levels.

BENEFITS, CLAIMS AND CREDIT LOSSES

Benefits, claims and credit losses were $2.2 billion in the 2003 first quarter, down $499 million or 18% from the 2002 first quarter. Policyholder benefits and claims in the 2003 first quarter increased 6% from the prior-year period to $148 million. The provision for credit losses decreased $507 million or 20% in the 2003 first quarter.

Global Consumer provisions for benefits, claims and credit losses of $1.9 billion were down 4% from the 2002 first quarter, reflecting additions to the loan loss reserve in the prior year related to Argentina, partially offset by an increase in CONSUMER FINANCE. Total net credit losses were $1.7 billion and the related loss ratio was 2.29% in the first quarter of 2003, as compared to $1.6 billion and 2.71% in the prior-year period. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.40% at March 31, 2003 from 2.76% a year ago.

GCIB provision for credit losses of $244 million in the 2003 first quarter decreased $436 million or 64% from year-ago levels, primarily due to provisions for Argentina and exposures in telecommunications recorded during the 2002 first quarter. Corporate cash-basis loans at March 31, 2003 and 2002 were $4.8 billion and $3.9 billion, respectively, while the corporate Other Real Estate Owned
(OREO) portfolio totaled $59 million and $125 million, respectively. The increase in cash-basis loans from 2002 was primarily related to increases attributable to borrowers in the telecommunications and energy industries and the transportation leasing and equipment finance portfolios, as well as corporate borrowers in Brazil, Hong Kong, Argentina and Thailand. The improvements in OREO were primarily related to the North America real estate portfolio.

INCOME TAXES

The Company's effective tax rate of 31.3% in the 2003 first quarter declined 300 basis points from 34.3% in the 2002 first quarter. The decline primarily represented benefits for not providing U.S. income taxes for the earnings of certain foreign subsidiaries.

REGULATORY CAPITAL

Total capital (Tier 1 and Tier 2) was $70.3 billion or 12.81% of net risk-adjusted assets, and Tier 1 capital was $46.7 billion or 8.51% at March 31, 2003, compared to $68.7 billion or 12.31% and $45.3 billion or 8.11%, respectively, at December 31, 2002.

ACCOUNTING CHANGES IN 2003

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively to all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Had the Company applied SFAS 123 in accounting for Citigroup's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

                                                                                                FIRST QUARTER
                                                                                      -------------------------------
IN MILLIONS OF DOLLARS                                                                    2003(1)         2002
---------------------------------------------------------------------------------------------------------------------
Compensation expense related to stock option plans, net of tax       As reported       $       9        $        -
                                                                     Pro forma                49                51
Net income                                                           As reported       $   3,117        $    2,466
                                                                     Pro forma             3,077             2,415
---------------------------------------------------------------------------------------------------------------------

(1) The $9 million "As reported" expense recognized in the 2003 first quarter represents two months of the expense (net of tax) recognized for options granted in 2003. The "Pro forma" amounts reflect the expense that would have been recognized had all option grants been expensed.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, Citicorp adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 was not material.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is actively pursuing certain restructuring solutions that would enable certain VIEs to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles if these non-consolidation solutions are not successful. If consolidation is required, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 was not material.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

EVENTS IN 2002 AND 2003

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds, making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citicorp's business in Argentina.

To reflect the impact of the economic situation in Argentina, Citicorp recorded a total of $858 million in pretax charges in the 2002 first quarter, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from Argentine government compensation instruments.

IN MILLIONS OF DOLLARS                                       FIRST QUARTER 2002 PRETAX CHARGES
----------------------------------------------------------------------------------------------
Provision for credit losses                                                 $(475)
Credit and investment write-downs                                            (269)
Redenomination charge - net                                                   (72)
Restructuring charge                                                          (42)
                                                           -----------------------------------
Total pretax income impact                                                  $(858)
==============================================================================================

In addition, the impact of the devaluation of the peso produced foreign currency translation losses that reduced Citicorp's equity by $512 million during the 2002 first quarter.

The Argentina Supreme Court has determined that the 2002 redenomination of certain bank deposits of the Province of San Luis with Banco de la Nacion Argentina from dollars to pesos was unconstitutional and has given the parties to that litigation sixty days (commencing March 5, 2003) in which to determine the manner and timing of the re-dollarization. Such sixty day period has elapsed and the resolution of this matter has not been made publicly available. Following this decision, on April 1, 2003, the government issued a regulation providing for a voluntary election on the part of depositors with reprogrammed/restricted balances to receive their peso deposits, including indexation, from their respective banks, as well as a ten-year bond issued directly by the government (the April 2003 Plan). The election period is currently scheduled to expire on May 23, 2003. Through May 9, 2003, Citicorp depositors representing approximately 32% of Citicorp's eligible deposit liabilities in Argentina elected to redeem their deposits under the terms of the April 2003 Plan. The redemption of deposits through May 9, 2003 was effected with no loss to the Company and without a significant impact on the Company's liquidity. Additional costs to the Company cannot be estimated as they will depend on the level of depositor participation in the April 2003 Plan and on future actions or decisions by the Argentine government or judiciary. Further, any voluntary actions the Company has undertaken or might undertake, such as the settlement of reprogrammed deposits, could mitigate such cost.

An insurance subsidiary of Citicorp has filed a restructuring plan for its voluntary annuity holders that is under review by the local regulator. The Company is in the process of evaluating the financial impact this may have on future results.

The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company. In the opinion of the Company's management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period.

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

The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

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

ACCOUNTING CHANGES IN 2002

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations" (SFAS 141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified four policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations and Argentina. These significant accounting policies are further described in the Company's 2002 Annual Report on Form 10-K.

GLOBAL CONSUMER

                                                                   FIRST QUARTER
                                                           ---------------------------        %
IN MILLIONS OF DOLLARS                                          2003             2002       Change
-----------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                          $    9,065        $   8,156        11
Operating expenses                                              4,193            3,763        11
Provisions for benefits, claims and credit losses               1,859            1,936        (4)
                                                           -------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                       3,013            2,457        23
Income taxes                                                      984              880        12
Minority interest, after-tax                                       19               10        90
                                                           -------------------------------
NET INCOME                                                 $    2,010        $   1,567        28
=====================================================================================================

GLOBAL CONSUMER - which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported net income of $2.010 billion in the 2003 first quarter, up $443 million or 28% from the prior-year period, driven by double digit growth in CARDS and RETAIL BANKING that was partially offset by a decline in CONSUMER FINANCE. CARDS net income increased $156 million or 27% in the 2003 first quarter, reflecting growth in North America and the absence of prior-year charges related to Argentina. RETAIL BANKING net income increased $328 million or 69% in the 2003 first quarter, reflecting the impact of the Golden State Bancorp (GSB) acquisition, organic revenue growth, improved credit costs and the absence of prior-year charges related to Argentina. CONSUMER FINANCE net income of $485 million declined $45 million or 8% from the 2002 first quarter, as the impact of higher net credit losses in Japan was partially offset by growth in North America that was driven by the addition of the GSB auto finance business.

In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $33 billion in average loans, including $31 billion in RETAIL BANKING and $2 billion in CONSUMER FINANCE in the first quarter of 2003. The integration of GSB continues to be on track, with branch branding and systems conversions successfully completed during the 2003 first quarter and more than 30 branches consolidated. Citigroup has increased the number of salespeople in the branches and is currently selling a full range of Citigroup products. In Consumer Assets, the conversion of the mortgage origination system was completed during the 2003 first quarter and the servicing system conversion is expected to be completed in the 2003 second quarter.

CARDS

                                                                       FIRST QUARTER
                                                            -------------------------------      %
IN MILLIONS OF DOLLARS                                           2003             2002        Change
---------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                            $     3,333        $   3,121        7
Operating expenses                                                 1,446            1,327        9
Provision for credit losses                                          774              897      (14)
                                                             ------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                          1,113              897       24
Income taxes                                                         377              318       19
Minority interest, after-tax                                           1                -        -
                                                             ------------------------------
NET INCOME                                                   $       735        $     579       27
=========================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                      $        68        $      57       19
Return on assets                                                    4.38%            4.12%
=========================================================================================================

CARDS - which includes bankcards, private-label cards and charge cards in 47 countries around the world - reported net income of $735 million in the first quarter of 2003, up $156 million or 27% from the 2002 first quarter, due to increases in North America, which benefited from revenue growth and credit improvement, and in International Cards, primarily due to an addition to the loan loss reserve in the first quarter of 2002 related to Argentina.

As shown in the following table, average managed loans grew 8% in the 2003 first quarter reflecting growth of 7% in North America and 14% in International Cards. Growth in North America was led by Citi Cards which benefited from increased advertising and marketing expenditures. Growth in International Cards reflected broad-based increases in Asia and growth in EMEA, led by the U.K. and Greece, resulting from organic growth and strengthening currencies in the 2003 first quarter. The growth in International Cards was partially offset by a decline in Latin America, which reflected lower loan volumes in Argentina and the negative impact of foreign currency translation across the region. Sales increased 5% in the 2003 first quarter, reflecting the benefit of marketing and expansion efforts in Citi Cards, Asia, EMEA and Japan.

                                                           FIRST QUARTER
                                                 -----------------------------------        %
IN BILLIONS OF DOLLARS                              2003             2002                Change
-----------------------------------------------------------------------------------------------------
SALES
   North America                                 $       57.1     $       54.9               4
   International                                          8.6              7.4              16
                                                 -----------------------------------
TOTAL SALES                                      $       65.7     $       62.3               5

AVERAGE MANAGED LOANS
   North America(1)                              $      115.2     $      107.6               7
   International                                         11.6             10.2              14
                                                 -----------------------------------
TOTAL AVERAGE MANAGED LOANS(1)                   $      126.8     $      117.8               8
=====================================================================================================

(1) The first quarters of 2003 and 2002 include $67.7 billion and $66.8 billion, respectively, of securitized receivables and $5.1 billion and $6.5 billion, respectively, of loans held for sale. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators that is consistent with the way the business is managed.

Revenues, net of interest expense, of $3.333 billion in the 2003 first quarter rose $212 million or 7% primarily reflecting growth in North America, EMEA and Asia. Revenue growth in North America was primarily due to the benefit of receivable growth and increased cardholder services fees that were partially offset by lower spreads. Managed net interest revenue as a percent of average managed loans in North America declined 87 bps from the prior-year period as lower cost of funds was more than offset by lower yields and the impact of increased promotional rate balances. Citi Cards revenues in the 2003 first quarter also included net gains of $146 million as a result of changes in estimates in the timing of revenue recognition on securitizations. Growth in EMEA and Asia was driven by spread improvements, increased receivables and the benefit of foreign currency translation.

Operating expenses in the 2003 first quarter increased $119 million or 9% from the 2002 first quarter, reflecting growth of 9% in North America and 11% in International Cards. Growth in North America was mainly driven by increased advertising and marketing expenditures and on-going business initiatives, including costs in connection with the anticipated addition of the Home Depot private label card portfolio. The operating expense increase of $30 million in International Cards reflected the impact of foreign currency translation and investments to support business growth, including costs associated with the consolidation of certain back office operations in Europe.

The provision for credit losses in the 2003 first quarter was $774 million, compared to $897 million in the 2002 period. The decline from the prior year was primarily due to a $117 million addition to the loan loss reserve in the first quarter of 2002 attributed to Argentina. Excluding the prior-year amount related to Argentina, the provision for credit losses declined $6 million as credit improvement in North America was partially offset by the impact of higher loss rates in Hong Kong and the U.K. Net credit losses in the 2003 first quarter were $730 million with a related loss ratio of 5.49%, compared to $711 million and 5.18% for the 2002 fourth quarter and $779 million and 7.12% for the 2002 first quarter. Loans delinquent 90 days or more were $932 million or 1.81% at March 31, 2003, compared to $991 million or 1.75% at December 31, 2002 and $970 million or 2.14% at March 31, 2002.

The securitization of credit card receivables is limited to the Citi Cards business within North America. At March 31, 2003, securitized credit card receivables were $71.0 billion, compared to $65.8 billion at March 31, 2002. Credit card receivables held-for-sale were $3.0 billion at March 31, 2003, compared to $6.5 billion a year ago. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

Including the effect of securitizations, managed net credit losses in the 2003 first quarter were $1.832 billion with a related loss ratio of 5.86%, compared to $1.772 billion and 5.61% for the 2002 fourth quarter and $1.792 billion and 6.17% for the 2002 first quarter. The increase in the rate from the fourth quarter of 2002 was primarily due to seasonality in North America Cards while the decline from the prior-year quarter reflected improvement in both North America and the international markets, despite higher bankruptcy losses in Hong Kong and increased loss rates in the United Kingdom. Loans delinquent 90 days or more on a managed basis were

$2.406 billion or 1.92% at March 31, 2003, compared to $2.397 billion or 1.84% at December 31, 2002 and $2.492 billion or 2.12% at March 31, 2002.

Citi Cards has a significant co-branding program with American Airlines, the Citi AAdvantage Program. As reported in the media, American Airlines' parent company (AMR), has been exploring various alternatives including reorganization under Chapter 11 of the U.S. Bankruptcy Code. Most recently, AMR successfully renegotiated its labor union contracts, thereby avoiding the filing for bankruptcy protection. If AMR's financial condition were to further deteriorate and AMR were to file for bankruptcy protection, it is not expected to significantly impact Citigroup's financial results. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21. We will continue to monitor this situation to assess its impact on Citicorp.

CONSUMER FINANCE

                                                                       FIRST QUARTER
                                                             -----------------------------------       %
IN MILLIONS OF DOLLARS                                          2003              2002             Change
----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                              $   2,532         $  2,332               9
Operating expenses                                                   865              755              15
Provisions for benefits, claims and credit losses                    930              750              24
                                                             -----------------------------------
INCOME BEFORE TAXES                                                  737              827             (11)
Income taxes                                                         252              297             (15)
                                                             -----------------------------------
NET INCOME                                                     $     485         $    530              (8)
================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                        $     104         $     91              14
Return on assets                                                    1.89%            2.36%
================================================================================================================

CONSUMER FINANCE - which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses - reported net income of $485 million in the 2003 first quarter, down $45 million or 8% from the 2002 first quarter, reflecting a decline in International Consumer Finance, principally due to conditions in Japan, partially offset by growth in North America that was driven by the acquisition of GSB.

                                                                      FIRST QUARTER
                                                             ------------------------------     %
IN BILLIONS OF DOLLARS                                            2003             2002       Change
----------------------------------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans                                    $    51.0       $     46.4         10
Personal                                                          22.5             20.1         12
Auto                                                              10.8              7.4         46
Sales finance and other                                            4.5              3.3         36
                                                             ------------------------------
TOTAL AVERAGE LOANS                                          $    88.8       $     77.2         15
==========================================================================================================

As shown in the preceding table, average loans grew 15% compared to the 2002 first quarter, resulting from acquisitions, growth in real estate-secured loans, the impact of funding auto loan volumes internally, and strengthening currencies in the 2003 first quarter. Growth in real estate-secured loans mainly reflected the continued cross-selling of products through Primerica Financial Services as well as portfolio acquisitions in North America combined with growth in the U.K. Average auto loans for the 2003 first quarter increased $3.4 billion or 46% from 2002, primarily resulting from the addition of $2.0 billion from the acquisition of GSB, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans of $12.6 billion in the 2003 first quarter grew $2.1 billion or 20% from the prior-year quarter, as the acquisitions of Taihei and Marufuku, which added $1.2 billion to average loans, and the benefit of foreign currency translation were partially offset by the impacts of reduced loan demand and tighter underwriting standards.

As shown in the following table, the average net interest margin of 10.55% in the 2003 first quarter declined 3 basis points from the 2002 first quarter, reflecting compression in both North America and the international markets partially offset by growth in higher-yielding International Consumer Finance loans. In North America, the average net interest margin was 8.56% in the 2003 first quarter, decreasing 8 basis points from the prior-year quarter as the benefit of lower cost of funds was more than offset by lower yields, reflecting a lower interest rate environment as well as a shift to higher-quality credits. The average net interest margin for International Consumer Finance was 16.94% in the 2003 first quarter, declining 23 basis points from the prior-year quarter, reflecting a decline in cost of funds that was more than offset by lower yields, primarily due to growth in lower-risk real estate-secured loans that have lower yields.

                                                             FIRST QUARTER
                                                   -----------------------------------       %
                                                         2003             2002             Change
-------------------------------------------------------------------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                                             8.56%            8.64%            (8 bps)
International                                            16.94%           17.17%           (23 bps)
TOTAL                                                    10.55%           10.58%            (3 bps)
=======================================================================================================

Revenues, net of interest expense, of $2.532 billion in the 2003 first quarter increased $200 million or 9% from the 2002 first quarter, mainly due to increases in the U.S., Japan and EMEA. Revenue growth in the U.S. was primarily driven by growth in receivables that included the addition of GSB. Revenue growth in Japan was primarily driven by the impact of acquisitions and the benefit of foreign currency translation. Revenue growth in EMEA primarily reflected higher volumes as well as the benefit of foreign currency translation. Revenue growth in the U.S., Japan and EMEA was negatively impacted by reduced net interest margins.

Operating expenses of $865 million in the 2003 first quarter increased $110 million or 15% from the prior-year period, reflecting increases of 9% in North America and 24% in International Consumer Finance. The increase in North America was primarily due to the acquisition of GSB, increased credit and collection costs and lower production related expense deferrals. The increase in International Consumer Finance included both the impact of the Taihei and Marufuku acquisitions and the impact of foreign currency translation as well as costs, in Japan, attributable to actions taken to restructure the business in response to the continued challenging business environment.

The provisions for benefits, claims and credit losses in the 2003 first quarter were $930 million, compared to $750 million in the prior-year quarter, primarily reflecting increases in the provision for credit losses in Japan, resulting from deteriorating credit conditions, and in the U.S., resulting from growth in the portfolio, including the impact of acquisitions. Net credit losses and the related loss ratio were $855 million and 3.91% in the 2003 first quarter, compared to $852 million and 3.91% in the 2002 fourth quarter and $671 million and 3.52% in the 2002 first quarter. In North America, the net credit loss ratio of 3.06% in the 2003 first quarter was down from 3.10% in the 2002 fourth quarter and up from 3.00% in the 2002 first quarter. The net credit loss ratio for International Consumer Finance was 6.69% in the 2003 first quarter, up from 6.48% in the 2002 fourth quarter and 5.32% in the 2002 first quarter, primarily due to conditions in Japan, including increased bankruptcy filings and deteriorating credit quality. Loans delinquent 90 days or more were $2.183 billion or 2.45% of loans at March 31, 2003, compared to $2.197 billion or 2.48% at December 31, 2002 and $2.242 billion or 2.86% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in the U.S.

In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 first quarter as a result of economic conditions and credit performance of the unsecured loan portfolio, including increased bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

RETAIL BANKING

                                                                        FIRST QUARTER
                                                             -----------------------------------        %
IN MILLIONS OF DOLLARS                                              2003             2002             Change
-----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                            $      3,119          $ 2,653              18
Operating expenses                                                  1,779            1,598              11
Provisions for benefits, claims and credit losses                     155              289             (46)
                                                              -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                           1,185              766              55
Income taxes                                                          360              278              29
Minority interest, after-tax                                           19               10              90
                                                              -----------------------------------
NET INCOME                                                   $        806          $   478              69
================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                      $        192          $   138              39
Return on assets                                                     1.70%            1.40%
================================================================================================================

RETAIL BANKING -- which delivers banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems -- reported net income of $806 million in the 2003 first quarter, up $328 million or 69% from the 2002 first quarter. The increase in RETAIL BANKING was driven by growth in North America of $249 million or 94%, primarily due to the acquisition of GSB, organic revenue growth and improved credit costs. Net income in International Retail Banking increased $79 million or 37% in the 2003 first quarter, reflecting double-digit growth in EMEA and Asia, as well as an increase in Latin America due to charges taken in the prior-year period related to Argentina.

As shown in the following table, RETAIL BANKING grew average loans and customer deposits compared to 2002. The growth in North America primarily reflected the acquisition of GSB, partially offset by the negative impact of foreign currency translation in Mexico. In addition, North America experienced customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased mortgages and student loans. In the international markets, average customer deposits grew 6% from the prior year driven by the impact of foreign currency translation and growth in Japan. International Retail Banking average loans increased 3% from the prior year as the impact of foreign currency translation and growth in installment loans in Germany were partially offset by the 2002 third quarter sale of the mortgage portfolio in Japan. Growth in both loans and customer deposits was negatively impacted by volume declines in Latin America, primarily in Argentina.

                                                                      FIRST QUARTER
                                                             --------------------------------     %
IN BILLIONS OF DOLLARS                                            2003             2002         Change
------------------------------------------------------------------------------------------------------------
AVERAGE CUSTOMER DEPOSITS
   North America                                             $    111.9      $      89.4          25
   International                                                   81.4             77.0           6
                                                             --------------------------------
TOTAL AVERAGE CUSTOMER DEPOSITS                              $    193.3      $     166.4          16

AVERAGE LOANS
   North America                                             $     99.4      $      62.9          58
   International                                                   33.6             32.6           3
                                                             --------------------------------
TOTAL AVERAGE LOANS                                          $    133.0      $      95.5          39
============================================================================================================

Revenues, net of interest expense, of $3.119 billion in the 2003 first quarter increased $466 million or 18% from the 2002 period. The increase in revenues reflected growth in all regions, except Latin America. Revenue in North America increased $408 million or 26% in the 2003 first quarter, driven by the acquisition of GSB and growth in Citibanking North America and Consumer Assets and Mexico. Excluding the acquisition of GSB, growth in Citibanking North America and Consumer Assets was driven by the benefit of increased loan and deposit volumes and higher mortgage securitization income, partially offset by lower net funding and positioning spreads in Citibanking North America and lower servicing revenue in Consumer Assets. The decline in servicing revenue reflected the impact of increases in mortgage refinancing and prepayment activity. In Mexico, improved loan and deposit spreads were partially offset by the negative impact of foreign currency translation. International Retail Banking revenues increased $58 million or 5% in the 2003 first quarter, as strengthening currencies and growth in EMEA and Asia were partially offset by a decline in Latin America. Excluding the impact of foreign currency translation, increased loan volumes and spreads, mainly in Germany, drove growth in EMEA while Asia benefited from strong investment and insurance products sales as well as higher business volumes from account growth. The decline in Latin America was due to events in Argentina including a benefit in the prior year resulting from a reclassification of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002. The year-over-year comparison in Latin America was also negatively impacted by reduced business activity in Argentina and the impact of foreign currency translation across the region.

Operating expenses in the 2003 first quarter increased $181 million or 11% from the prior-year period. In North America, operating expense growth of $113 million or 11% was primarily due to the addition of GSB, partially offset by the impact of foreign currency translation in Mexico. Excluding the impact of acquisitions and foreign currency translation, operating expenses in North America were down from the prior-year period in all businesses except Consumer Assets which experienced volume-related increases. International Retail Banking operating expenses increased $68 million or 12%, mainly reflecting the impact of foreign currency translation, volume-related increases and costs associated with the consolidation of certain back office operations in Europe.

The provisions for benefits, claims and credit losses were $155 million in the 2003 first quarter, down from $289 million in the prior-year quarter. The decline from the prior year was primarily due to a $101 million addition to the loan loss reserve in the first quarter of 2002 related to Argentina. Net credit losses were $152 million and the related loss ratio was 0.46% in the 2003 first quarter, compared to $140 million and 0.46% in the 2002 fourth quarter and $191 million and 0.81% in the prior-year quarter. The decrease in the net credit loss ratio from the prior year was primarily due to improvements in Argentina and higher recoveries in Mexico.

Loans delinquent 90 days or more were $4.070 billion or 3.08% of loans at March 31, 2003, compared to $4.073 billion or 3.08% at December 31, 2002, and $3.448 billion or 3.66% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to increases in Consumer Assets and EMEA, partially offset by a decline in Mexico. The increase in Consumer Assets was mainly due to the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies. The increase in EMEA was primarily in Germany and reflected the impact of statutory changes and foreign currency translation. The decline in Mexico reflected improvements in the mortgage and middle market loan portfolios as well as the impact of foreign currency translation.

Average assets of $192 billion in the 2003 first quarter increased $54 billion from the prior-year period. The increase in average assets primarily reflected the acquisition of GSB, growth in mortgages and student loans in Consumer Assets, and the impact of foreign currency translation in EMEA.

OTHER CONSUMER

                                                                     FIRST QUARTER
                                                             ------------------------------   %
IN MILLIONS OF DOLLARS                                           2003             2002      Change
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                             $    81           $   50         62
Operating expenses                                                103               83         24
                                                             ------------------------------
INCOME BEFORE TAX BENEFITS                                        (22)             (33)        33
Income tax benefits                                                (6)             (13)        54
                                                             ------------------------------
NET LOSS                                                      $   (16)          $  (20)        20
======================================================================================================

OTHER CONSUMER -- which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported a loss of $16 million for the 2003 first quarter, compared to a loss of $20 million in the prior year. The change from the prior year was primarily due to improvements in treasury results and other programs, partially offset by an increase in legal costs in connection with settlements reached in 2002.

GLOBAL CORPORATE AND INVESTMENT BANK


                                                                       FIRST QUARTER
                                                             -------------------------------   %
IN MILLIONS OF DOLLARS                                             2003             2002     Change
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                             $    3,215          $ 3,228       -
Operating expenses                                                 1,577            1,480       7
Provision for credit losses                                          244              680     (64)
                                                             -------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                          1,394            1,068      31
Income taxes                                                         375              319      18
Minority interest, after-tax                                           5                3      67
                                                             -------------------------------
NET INCOME                                                     $   1,014          $   746      36
======================================================================================================

GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Sales & Trading (which mainly operates in Asia, Latin America, EMEA and Mexico), CitiCapital and Lending.

GCIB reported net income of $1.014 billion in the 2003 first quarter, up $268 million or 36% from the 2002 first quarter. The increase in net income reflects increases of $160 million or 24% in CAPITAL MARKETS AND BANKING and $108 million in TRANSACTION SERVICES. Net income for the 2002 first quarter was negatively impacted by economic conditions in Argentina.

The increase in CAPITAL MARKETS AND BANKING net income in the 2003 first quarter primarily reflects a lower provision for credit losses and strong Fixed Income underwriting, partially offset by declines in Sales & Trading. The increase in TRANSACTION SERVICES net income in the 2003 first quarter is primarily due to gains on early termination of intracompany deposits (which were offset in CAPITAL MARKETS AND BANKING) and a lower provision for credit losses due to prior-year trade finance write-offs in Argentina, revenue growth reflecting higher volumes and the impact of expense control initiatives.

The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Credit costs are expected to slightly improve compared to 2002 levels despite continued weak global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

CAPITAL MARKETS AND BANKING

                                                                       FIRST QUARTER                   %
                                                             -----------------------------------
IN MILLIONS OF DOLLARS                                             2003             2002             Change
----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                             $    2,302         $  2,371              (3)
Operating expenses                                                   952              827              15
Provision for credit losses                                          235              611             (62)
                                                             -----------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                          1,115              933              20
Income taxes                                                         293              274               7
Minority interest, after-tax                                           5                2              NM
                                                             -----------------------------------
NET INCOME                                                    $      817         $    657              24
================================================================================================================

NM  Not meaningful

CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

CAPITAL MARKETS AND BANKING net income of $817 million in the 2003 first quarter was up $160 million or 24%, primarily due to a lower provision for credit losses. The 2002 first quarter was negatively impacted by Latin America, primarily Argentina.

Revenues, net of interest expense, of $2.302 billion in the 2003 first quarter decreased $69 million or 3% from the 2002 first quarter primarily due to strong prior-year quarter trading in Mexico within Sales & Trading, partially offset by redenomination losses in Argentina in the prior-year quarter and increases in Fixed Income over a strong prior-year quarter.

Operating expenses of $952 million in the 2003 first quarter were up $125 million or 15% from the prior-year period primarily reflecting higher incentive compensation expense and severance-related charges.

The provision for credit losses was $235 million in the 2003 first quarter, down $376 million from the prior-year quarter, which included provisions for Argentina and exposures in the telecommunications industry.

Cash-basis loans were $4.301 billion at March 31, 2003, $4.239 billion at December 31, 2002, and $3.501 billion at March 31, 2002. Cash-basis loans were up $800 million from March 31, 2002, which primarily reflects increases in the telecommunications and energy industries and the transportation leasing and equipment finance portfolios in CitiCapital, as well as corporate borrowers in Hong Kong, Brazil, and Thailand. Cash-basis loans increased $62 million from December 31, 2002 primarily due to corporate borrowers in Hong Kong, Brazil, India and Mexico, partially offset by decreases in Argentina, the telecommunications industry and the transportation portfolio in CitiCapital.

TRANSACTION SERVICES

                                                                       FIRST QUARTER
                                                             --------------------------------     %
IN MILLIONS OF DOLLARS                                             2003             2002        Change
----------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                $   913           $  857          7
Operating expenses                                                   625              653         (4)
Provision for credit losses                                            9               69        (87)
                                                             --------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                            279              135         NM
Income taxes                                                          82               45         82
Minority interest, after-tax                                           -                1         NM
                                                             --------------------------------
NET INCOME                                                       $   197           $   89         NM
==========================================================================================================

NM   Not meaningful

TRANSACTION SERVICES - which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $197 million in the 2003 first quarter, up $108 million from the 2002 first quarter. The increase in the 2003 first quarter primarily reflects a lower provision for credit losses, strong volume growth and the impact of expense control initiatives.

As shown in the following table, average liability balances of $92 billion grew 14% over the 2002 first quarter primarily due to increases in Europe and Asia. Assets under custody of $5.2 trillion remained flat to the 2002 first quarter levels.

                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                                  MARCH 31                  MARCH 31
                                            ---------------------------------------------       %
                                                   2003                      2002             Change
--------------------------------------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)         $    92                   $    81                14
Assets under custody (EOP IN TRILLIONS)              5.2                       5.2                 -
========================================================================================================

Revenues, net of interest expense, of $913 million in the 2003 first quarter increased $56 million or 7% from the 2002 first quarter, primarily due to gains on early termination of intracompany deposits (which were offset in CAPITAL MARKETS AND BANKING), strong volume growth and a benefit from foreign exchange currency translation, partially offset by declining spreads.

Operating expenses of $625 million in the 2003 first quarter decreased $28 million or 4% from the 2002 first quarter, primarily reflecting expense control initiatives, including staff reductions, reduced technology spending and absence of asset write-offs, as well as operational efficiency improvements resulting from prior-year investments in Internet initiatives.

The provision for credit losses of $9 million in the 2003 first quarter decreased by $60 million from the 2002 first quarter, primarily reflecting prior-year write-offs in Argentina, partially offset by 2003 first quarter provisions in Brazil.

Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $539 million at March 31, 2003, $572 million at December 31, 2002 and $442 million at March 31, 2002. Cash-basis loans were up $97 million from March 31, 2002 principally due to trade finance receivables in Argentina, Brazil, and Mexico. Cash-basis loans decreased $33 million from December 31, 2002 primarily due to decreases in Argentina, partially offset by increases in Mexico.

GLOBAL INVESTMENT MANAGEMENT

                                                                      FIRST QUARTER
                                                             -------------------------------     %
IN MILLIONS OF DOLLARS                                            2003             2002        Change
--------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                              $   787          $   725          9
Operating expenses                                                 442              443          -
Provisions for benefits, claims and credit losses                   97               92          5
                                                             -------------------------------
INCOME BEFORE TAXES                                                248              190         31
Income taxes                                                        64               52         23
                                                             -------------------------------
NET INCOME                                                     $   184          $   138         33
========================================================================================================

GLOBAL INVESTMENT MANAGEMENT is comprised of LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

Global Investment Management net income of $184 million in the 2003 first quarter increased $46 million or 33% from the 2002 first quarter. LIFE INSURANCE AND ANNUITIES net income of $22 million in the 2003 first quarter, which includes realized insurance investment portfolio gains/(losses), increased $10 million or 83% from the prior-year period primarily reflecting an increase of $11 million in International Insurance Manufacturing (IIM). The increase in IIM primarily reflects increases in Mexico, Asia and Latin America, partially offset by declines in EMEA and Japan. PRIVATE BANK net income of $125 million in the 2003 first quarter was up $14 million or 13% from the 2002 first quarter primarily reflecting increased client trading and lending revenues and a lower provision for credit losses, partially offset by the absence of prior-year placement fee revenues and increased expenses. ASSET MANAGEMENT net income of $37 million in the 2003 first quarter was up $22 million from the 2002 first quarter primarily reflecting lower expenses, including the absence of prior-year charges related to Argentina, partially offset by the impact of reduced fee revenues.

LIFE INSURANCE AND ANNUITIES

                                                                       FIRST QUARTER
                                                             -------------------------------    %
IN MILLIONS OF DOLLARS                                             2003             2002      Change
-------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                               $   179           $  131       37
Provision for benefits and claims                                    93               86        8
Operating expenses                                                   59               29       NM
                                                             -------------------------------
INCOME BEFORE TAXES                                                  27               16       69
Income taxes                                                          5                4       25
                                                             -------------------------------
NET INCOME                                                      $    22           $   12       83
=======================================================================================================

NM   Not meaningful

LIFE INSURANCE AND ANNUITIES comprises International Insurance Manufacturing
(IIM) and Citi Insurance Group (CIG). These businesses provide credit, life, health, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, EMEA, Latin America and Asia.

Net income of $22 million in the 2003 first quarter increased $10 million or 83% from $12 million in the 2002 first quarter. The increase primarily resulted from an $11 million increase in IIM earnings to $15 million in the 2003 first quarter reflecting increases of $5 million in Mexico, $4 million in Asia and $3 million in Latin America, partially offset by declines in EMEA and Japan. The increases in Mexico and Asia primarily related to higher investment results. The $3 million increase in Latin America related to the absence of 2002 first quarter one-time items, including an Amparos reserve of $17 million, offset by the impact of a benefits and claims reserve release of $6 million and foreign exchange gains on U.S. dollar-denominated investments of $8 million.

During the 2003 first quarter, LIFE INSURANCE AND ANNUITIES operating expenses of $59 million increased $30 million from the prior-year period primarily due to increased IIM expenses of $29 million. The increase relates to a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses, which increased both revenues and expenses by $25 million in the current period.

PRIVATE BANK

                                                                                   FIRST QUARTER
                                                                           ---------------------------------        %
IN MILLIONS OF DOLLARS                                                         2003             2002             Change
----------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                          $     461          $   423               9
Operating expenses                                                               275              257               7
Provision for credit losses                                                        4                6             (33)
                                                                           ---------------------------------
INCOME BEFORE TAXES                                                              182              160              14
Income taxes                                                                      57               49              16
                                                                           ---------------------------------
NET INCOME                                                                  $    125          $   111              13
============================================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                     $     34          $    28              21
Return on assets                                                                1.49%            1.61%
----------------------------------------------------------------------------------------------------------------------------
Client business volumes under management (IN BILLIONS OF DOLLARS)           $    172          $   166               4
============================================================================================================================

PRIVATE BANK provides personalized wealth management services for high-net-worth clients around the world. PRIVATE BANK net income was $125 million in the 2003 first quarter, up $14 million or 13% from the 2002 first quarter, primarily reflecting increased client trading and lending activity and a lower provision for credit losses, partially offset by the absence of prior-year placement fees and increased expenses related to front-end sales and servicing capabilities, technology and incentive compensation associated with higher revenues.

Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $172 billion as of March 31, 2003, up 4% from $166 billion in the 2002 first quarter reflecting increases in loans of $5 billion and banking deposits of $4 billion, partially offset by other net declines of $3 billion (primarily custody). Regionally, the increase reflects the inclusion of Banamex client business volumes ($7 billion) into Mexico beginning August 2002 and continued growth in Japan, Asia and North America, partially offset by declines in EMEA and Latin America.

Revenues, net of interest expense, were $461 million in the 2003 first quarter, up $38 million or 9% from the 2002 first quarter, primarily driven by increases in client trading and lending activity, partially offset by the absence of prior-year placement fees. The 2003 increase also reflects continued favorable trends in North America (including Mexico), up $23 million or 12% from the prior-year period, primarily in client trading and lending activity. International revenues increased $15 million or 6% from the prior-year period, primarily due to growth in Japan of $10 million or 20% (client trading and lending), Asia of $5 million or 6% (client trading and global wealth structuring) and Latin America of $2 million or 6% (client trading), offset by declines in EMEA of $2 million or 4%. The decline in placement fees principally occurred in Asia, Japan and EMEA.

Operating expenses of $275 million in the 2003 first quarter were up $18 million or 7% from the 2002 first quarter, primarily reflecting higher levels of employee-related expenses including increased front-end sales and servicing capabilities, and incentive compensation associated with higher revenues as well as investment spending in technology.

The provision for credit losses was $4 million in the 2003 first quarter, down $2 million or 33% from the 2002 first quarter, primarily reflecting lower write-offs in EMEA and a lower addition to the loan loss reserve in the 2003 first quarter compared to the 2002 first quarter, partially offset by higher write-offs in North America (excluding Mexico), Japan and Asia. Net credit losses in the 2003 first quarter remained at a nominal level of 0.03% of average loans outstanding, compared with 0.04% in the 2002 first quarter. Loans 90 days or more past due as of March 31, 2003 were $157 million or 0.49% of total loans outstanding, compared with $143 million or 0.52% at March 31, 2002.

Average assets of $34 billion in the 2003 first quarter increased $6 billion or 21% from $28 billion in the 2002 first quarter. The increase from the prior-year period was primarily related to increased lending activity (higher mortgage financing and re-financing, tailored loans and margin lending) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

ASSET MANAGEMENT

                                                                      FIRST QUARTER
                                                            -----------------------------------      %
IN MILLIONS OF DOLLARS                                          2003             2002              Change
-------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                             $     147        $     171             (14)
Operating expenses                                                  108              157             (31)
                                                            -----------------------------------
INCOME BEFORE TAXES                                                  39               14              NM
Income taxes (benefits)                                               2               (1)             NM
                                                            -----------------------------------
NET INCOME                                                    $      37        $      15              NM
=============================================================================================================
Assets under management (IN BILLIONS OF DOLLARS)(1)           $     165        $     160               3
=============================================================================================================

(1) Includes $30 billion and $29 billion in 2003 and 2002, respectively, for PRIVATE BANK clients.
NM  Not meaningful

ASSET MANAGEMENT offers institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world and includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services businesses, other retirement services business in Latin America and an alternative investments business. Products and services offered include mutual funds, separately managed accounts, alternative investments (including hedge funds, private equity and credit structures) and pension administration services.

Net income of $37 million in the 2003 first quarter was up $22 million compared to the 2002 first quarter, primarily reflecting decreased expenses including the absence of prior-year charges related to Argentina, partially offset by reduced fee revenues.

Assets under management for the 2003 first quarter were $165 billion, an increase of $5 billion or 3% from the 2002 first quarter.

Revenues, net of interest expense, decreased $24 million or 14% from the prior-year period to $147 million in the 2003 first quarter. The decrease primarily related to reduced fee revenues due to changes in product mix and the peso devaluations in Mexico and Argentina.

Operating expenses of $108 million in the 2003 first quarter were down $49 million or 31% from the 2002 first quarter, primarily reflecting continued expense management including a decline in incentive compensation, the absence of 2002 first quarter restructuring charges in Argentina of $12 million ($8 million after-tax) and the impact of the peso devaluations in Mexico and Argentina.

PROPRIETARY INVESTMENT ACTIVITIES

                                                                   FIRST QUARTER
                                                            ----------------------------      %
IN MILLIONS OF DOLLARS                                         2003             2002        Change
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                           $     36         $    107        (66)
Operating expenses                                                53               47         13
                                                            ----------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                        (17)              60         NM
Income taxes                                                      (4)              26         NM
Minority interest, after-tax                                       8               (1)        NM
                                                            ----------------------------
NET INCOME                                                  $    (21)        $     35         NM
======================================================================================================

NM   Not meaningful

PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citicorp's proprietary Private Equity investments, including venture capital activities, and Other Investment Activities which includes Citicorp's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and Citicorp's Alternative Investments (CAI) business.

Revenues, net of interest expense, in the 2003 first quarter of $36 million decreased $71 million from the 2002 first quarter, reflecting lower Private Equity results from lower net mark-to-market gains offset by lower impairment write-downs, and decreased revenues in Other Investment Activities primarily related to CAI. Operating expenses of $53 million in the 2003 first quarter increased $6 million from the 2002 first quarter primarily reflecting increased expenses in CAI. Minority interest, after-tax of $8 million in the 2003 first quarter, increased $9 million from the prior-year period primarily due to the net impact of majority-owned funds established in late 2002.

See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment
Activities:

PRIVATE EQUITY includes equity and mezzanine debt financing on both a direct and indirect basis to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001 and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citicorp co-invests in companies that were privatized by the government of Brazil in the mid-1990s.

As of March 31, 2003 and March 31, 2002, Private Equity included assets of $5.895 billion and $8.033 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in assets reflects the impacts of lower net mark-to-market valuations, impairment write-downs and sales.

Revenues for Private Equity, net of interest expense, are composed of the following:

                                                                      FIRST QUARTER
                                                            -----------------------------------
IN MILLIONS OF DOLLARS                                            2003            2002(1)
-----------------------------------------------------------------------------------------------
Net realized gains/(losses)(2)                                 $    41           $    65
Public mark-to-market                                                3               213
Net impairment (write-downs)/write-ups(3)                          (20)             (161)
Other(4)                                                           (14)              (40)
                                                            -----------------------------------
Revenues, net of interest expense                              $    10           $    77
===============================================================================================

(1)  Reclassified to conform to the 2003 presentation.
(2) Includes the changes in unrealized gains/(losses) related to mark-to-market reversals for investments sold during the year.
(3)  Includes private valuation adjustments.
(4)  Includes Opportunity, net investment income and management fees.

Revenues, net of interest expense, of $10 million in the 2003 first quarter declined $67 million from the 2002 first quarter primarily relating to lower net public mark-to-market gains of $210 million and lower net realized gains/(losses) on sales of investments of $24 million, partially offset by lower impairment write-downs of $141 million and increased other net revenues of $26 million. The 2002 first quarter included a mark-to-market gain of $113 million on an investment in India and impairment write-downs of $100 million on certain investments in Argentina.

OTHER INVESTMENT ACTIVITIES includes CAI, various proprietary investments, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

As of March 31, 2003, Other Investment Activities included assets of $1.815 billion, including $520 million in the LDC Debt/ Refinancing portfolios, $1.131 billion in hedge funds, the majority of which represents money managed for TPC, and $164 million in other assets. As of March 31, 2002, total assets of Other Investment Activities were $1.598 billion, including $743 million in the LDC Debt/Refinancing portfolios, $558 million in hedge funds and $297 million in other assets.

The major components of Other Investment Activities revenues, net of interest expense are as follows:

                                                                FIRST QUARTER
                                                      ---------------------------------
IN MILLIONS OF DOLLARS                                   2003              2002
---------------------------------------------------------------------------------------
LDC Debt/Refinancing portfolios                       $      4            $    4
Hedge fund investments                                      15                11
Other                                                        7                15
                                                      ---------------------------------
Revenues, net of interest expense                     $     26            $   30
=======================================================================================

Revenues, net of interest expense, in the 2003 first quarter of $26 million decreased $4 million from the 2002 first quarter, primarily resulting from a $6 million decrease in CAI, and a $2 million net decrease in other revenues, partially offset by a $4 million increase from improved hedge fund results.

Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

CORPORATE/OTHER

                                                                     FIRST QUARTER
                                                            ----------------------------------
IN MILLIONS OF DOLLARS                                          2003               2002
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                             $    185          $    205
Operating expenses                                                 231               208
Provisions for benefits, claims and credit losses                    -                (9)
                                                            ----------------------------------
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST                   (46)                6
Income taxes                                                        18                19
Minority interest, after-tax                                         6                 7
                                                            ----------------------------------
NET LOSS                                                      $    (70)         $    (20)
==============================================================================================

CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations and taxes not allocated to the individual businesses.

Revenues, net of interest expense, of $185 million in the 2003 first quarter decreased $20 million from the 2002 first quarter, primarily reflecting lower net treasury results and the impact of lower intersegment eliminations. The lower net treasury results primarily related to increased funding costs not allocated to the individual businesses and the impact of increased borrowing levels.

Operating expenses of $231 million in the 2003 first quarter increased $23 million from the 2002 first quarter primarily due to increases in certain net unallocated corporate costs and higher employee-related costs, partially offset by lower intersegment eliminations.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: weak global economic conditions; sovereign or regulatory actions; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the continued economic crisis in Argentina; legal and regulatory matters in Argentina, including the effect of the recent decision by the Argentina Supreme Court declaring the 2002 redenomination unconstitutional; the effect of adopting SFAS 149 and applying FIN 46; the impact of the financial condition of AMR; economic conditions and credit performance of the portfolios, including increased bankruptcy filings and rising unemployment rates, in Japan; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal proceedings and related matters.

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

DETAILS OF CREDIT LOSS EXPERIENCE

                                               1ST QTR.          4th Qtr.          3rd Qtr.      2nd Qtr.      1st Qtr.
IN MILLIONS OF DOLLARS                          2003              2002              2002          2002          2002
------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF  PERIOD                    $    11,501      $     10,720      $     10,437   $    10,520    $   10,088
                                             ---------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES
Consumer                                           1,810             1,792             1,885         1,599         1,878
Corporate                                            242               898               804           458           681
                                             ---------------------------------------------------------------------------------
                                                   2,052             2,690             2,689         2,057         2,559
                                             ---------------------------------------------------------------------------------
GROSS CREDIT LOSSES:

CONSUMER
In U.S. offices                                    1,344             1,295             1,255         1,281         1,281
In offices outside the U.S.                          714               738               784           660           617
CORPORATE
In U.S. offices                                      207               483               323           429           316
In offices outside the U.S.                          185               277               382           197           241
                                             ---------------------------------------------------------------------------------
                                                   2,450             2,793             2,744         2,567         2,455
                                             ---------------------------------------------------------------------------------
CREDIT RECOVERIES:

CONSUMER
In U.S. offices                                      175               162               149           155           148
In offices outside the U.S.                          144               161               129           104           107
CORPORATE(1)
In U.S. offices                                       17                73                50           114            30
In offices outside the U.S.                           31                58                54            27            42
                                             ---------------------------------------------------------------------------------
                                                     367               454               382           400           327
                                             ---------------------------------------------------------------------------------
NET CREDIT LOSSES

In U.S. offices                                    1,359             1,543             1,379         1,441         1,419
In offices outside the U.S.                          724               796               983           726           709
                                             ---------------------------------------------------------------------------------
                                                   2,083             2,339             2,362         2,167         2,128
                                             ---------------------------------------------------------------------------------
Other  --  net(2)                                    (21)              430               (44)           27             1
                                             ---------------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD $    11,449      $     11,501      $     10,720   $    10,437    $   10,520
                                             ---------------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES
  ON LETTERS OF CREDIT (3)                           167               167               110           110            50
                                             ---------------------------------------------------------------------------------

TOTAL ALLOWANCE FOR LOANS, LEASES, LENDING
  COMMITMENTS AND LETTERS OF CREDIT          $    11,616      $     11,668      $     10,830   $    10,547    $   10,570
===============================================================================================================================
Net consumer credit losses                   $     1,739      $      1,710      $      1,761   $     1,682    $    1,643
As a percentage of average consumer loans           2.29%             2.33%             2.65%         2.65%         2.71%
===============================================================================================================================
Net corporate credit losses                  $       344      $        629      $        601   $       485    $      485
As a percentage of average corporate loans          1.07%             1.88%             1.80%         1.43%         1.37%
===============================================================================================================================

(1) Includes amounts recognized under credit default swaps purchased from third parties.
(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses of $452 million related to the acquisition of GSB in the 2002 fourth quarter.
(3) Primarily represents additional credit reserves recorded as Other Liabilities on the Consolidated Statement of Financial Position.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                               MAR. 31,          Dec. 31,         Sept. 30,     June 30,      Mar. 31,
IN MILLIONS OF DOLLARS                          2003              2002              2002         2002          2002
---------------------------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS(1)
Collateral dependent (at lower of cost
  or collateral value)(2)                    $       524      $        572      $        430   $     447      $    455
Other                                              4,316             4,239             4,230       4,023         3,488
                                             ------------------------------------------------------------------------------
TOTAL                                        $     4,840      $      4,811      $      4,660   $   4,470      $  3,943
===========================================================================================================================
CORPORATE CASH-BASIS LOANS(1)
In U.S. offices                              $     1,431      $      1,633      $      1,475   $   1,362      $  1,416
In offices outside the U.S.                        3,409             3,178             3,185       3,108         2,527
                                             ------------------------------------------------------------------------------
TOTAL                                        $     4,840      $      4,811      $      4,660   $   4,470      $  3,943
===========================================================================================================================
CORPORATE RENEGOTIATED LOANS
In U.S. offices                              $       105      $        115      $        202   $     248      $    219
In offices outside the U.S.                           52                55                65          69           116
                                             ------------------------------------------------------------------------------
TOTAL                                        $       157      $        170      $        267   $     317      $    335
===========================================================================================================================
CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                              $     2,368      $      2,338      $      2,307   $   2,445      $  2,205
In offices outside the U.S.                        2,811             2,723             2,535       2,356         2,654
                                             ------------------------------------------------------------------------------
TOTAL                                        $     5,179      $      5,061      $      4,842   $   4,801      $  4,859
===========================================================================================================================
ACCRUING LOANS 90 OR MORE
  DAYS DELINQUENT(3)
In U.S. offices                              $     2,488      $      2,639      $      2,063   $   2,020      $  1,952
In offices outside the U.S.                          353               447               562         718           716
                                             ------------------------------------------------------------------------------
TOTAL                                        $     2,841      $      3,086      $      2,625   $   2,738      $  2,668
===========================================================================================================================

(1) Excludes cash-basis loans for the Investment Activities businesses for the first, second, third and fourth quarters of 2002 which were $1 million, $51 million, $93 million and $18 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for the first quarter of 2003.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1,735 million, $1,764 million, $1,250 million, $1,257 million, and $1,106 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002,
     and March 31, 2002, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                               MAR. 31,        Dec. 31,     Sept. 30,     June 30,       Mar. 31,
IN MILLIONS OF DOLLARS                          2003            2002          2002         2002           2002
-------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED(1)
Consumer                                     $       509      $    495      $    473       $  458         $  384
Corporate                                             59            53            81          123            125
                                             ----------------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                $       568      $    548      $    554       $  581         $  509
====================================================================================================================
OTHER REPOSSESSED ASSETS (2)                 $       255      $    230      $    227       $  320         $  381
====================================================================================================================

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

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The managed loan portfolio includes loans held-for-sale and certain securitized loans. See Note 10 to the Consolidated Financial Statements.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS



IN MILLIONS OF DOLLARS, EXCEPT TOTAL AND         TOTAL             90 DAYS OR MORE         AVERAGE
AVERAGE LOAN AMOUNTS IN BILLIONS                 LOANS               PAST DUE(1)            LOANS          NET CREDIT LOSSES(1)
------------------------------------------------------------------------------------------------------------------------------------
                                               MAR. 31,   MAR. 31,   Dec. 31,  Mar. 31,   1ST QTR.  1ST QTR.   4th Qtr.  1st Qtr.
PRODUCT VIEW                                     2003       2003       2002      2002       2003      2003       2002     2002
------------------------------------------------------------------------------------------------------------------------------------
CARDS                                         $    125.5   $ 2,406   $  2,397    $ 2,492  $  126.8   $  1,832   $ 1,772   $  1,792
     RATIO                                                    1.92%      1.84%      2.12%                5.86%     5.61%      6.17%
     North America                                 114.1     2,180      2,185      2,293     115.2      1,715     1,653      1,681
          RATIO                                               1.91%      1.85%      2.13%                6.04%     5.75%      6.33%
     International                                  11.4       226        212        199      11.6        117       119        111
          RATIO                                               1.97%      1.78%      2.00%                4.09%     4.21%      4.46%

CONSUMER FINANCE                                    89.2     2,183      2,197      2,242      88.8        855       852        671
     RATIO                                                    2.45%      2.48%      2.86%                3.91%     3.91%      3.52%
     North America                                  68.6     1,786      1,786      1,979      68.0        513       515        442
          RATIO                                               2.60%      2.64%      3.28%                3.06%     3.10%      3.00%
     International                                  20.6       397        411        263      20.8        342       337        229
          RATIO                                               1.93%      1.98%      1.46%                6.69%     6.48%      5.32%

RETAIL BANKING                                     132.3     4,070      4,073      3,448     133.0        152       140        191
     RATIO                                                    3.08%      3.08%      3.66%                0.46%     0.46%      0.81%
     North America                                  98.4     2,761      2,818      2,405      99.4         67        43         87
          RATIO                                               2.80%      2.82%      3.86%                0.27%     0.20%      0.56%
     International                                  33.9     1,309      1,255      1,043      33.6         85        97        104
          RATIO                                               3.86%      3.84%      3.26%                1.02%     1.19%      1.29%

PRIVATE BANK(2)                                     32.1       157        174        143      31.4          2         7          2
     RATIO                                                    0.49%      0.56%      0.52%                0.03%     0.10%      0.04%

Other Consumer                                       1.1         -          -          1       0.9          -         -          8
                                              --------------------------------------------------------------------------------------
TOTAL MANAGED(3)                              $    380.2   $ 8,816   $  8,841    $ 8,326  $  380.9   $  2,841   $ 2,771   $  2,664
RATIO                                                         2.32%      2.31%      2.61%                3.02%     3.04%      3.39%
------------------------------------------------------------------------------------------------------------------------------------
Securitized receivables                            (71.0)   (1,413)    (1,285)    (1,392)    (67.7)    (1,024)     (962)      (935)
Loans held-for-sale                                 (3.0)      (61)      (121)      (130)     (5.1)       (78)      (99)       (86)
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS(4)                             $    306.2   $ 7,342   $  7,435    $ 6,804  $  308.1   $  1,739   $ 1,710   $  1,643
RATIO                                                         2.40%      2.40%      2.76%                2.29%     2.33%      2.71%
====================================================================================================================================

                                                   TOTAL           90 DAYS OR MORE          AVERAGE
                                                   LOANS             PAST DUE(1)             LOANS         NET CREDIT LOSSES(1)
----------------------------------------------------------------------------------------------------------------------------------
                                                 MAR. 31,   MAR. 31,   Dec. 31,  Mar. 31, 1ST QTR.  1ST QTR.   4th Qtr.  1st Qtr.
REGIONAL VIEW                                      2003       2003       2002      2002     2003      2003       2002      2002
----------------------------------------------------------------------------------------------------------------------------------
North America (excluding Mexico)              $    291.0   $ 6,209   $  6,251    $ 5,766  $  292.4   $  2,271   $ 2,195   $  2,158
     RATIO                                                    2.13%      2.12%      2.44%                3.15%     3.16%      3.72%
Mexico                                               9.6       602        638        978       9.4         27        20         61
     RATIO                                                    6.27%      6.52%      8.70%                1.17%     0.84%      2.15%
EMEA                                                29.1     1,305      1,254        866      28.8        114       114         96
     RATIO                                                    4.49%      4.44%      3.75%                1.60%     1.65%      1.70%
Japan                                               17.4       284        258        203      17.6        315       306        194
     RATIO                                                    1.63%      1.46%      1.19%                7.28%     6.97%      4.81%
Asia (excluding Japan)                              29.9       347        361        411      29.6         98        96         85
     RATIO                                                    1.16%      1.23%      1.48%                1.35%     1.32%      1.23%
Latin America                                        3.2        69         79        102       3.1         16        40         70
     RATIO                                                    2.18%      2.49%      2.60%                2.10%     4.97%      6.04%
                                              ------------------------------------------------------------------------------------
TOTAL MANAGED(3)                              $    380.2   $ 8,816   $  8,841    $ 8,326  $  380.9   $  2,841   $ 2,771   $  2,664
RATIO                                                         2.32%      2.31%      2.61%                3.02%     3.04%     3.39%
----------------------------------------------------------------------------------------------------------------------------------
Securitized receivables                            (71.0)   (1,413)    (1,285)    (1,392)    (67.7)    (1,024)     (962)      (935)
Loans held-for-sale                                 (3.0)      (61)      (121)      (130)     (5.1)       (78)      (99)       (86)
----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS(4)                             $    306.2   $ 7,342   $  7,435    $ 6,804  $  308.1   $  1,739   $ 1,710   $  1,643
RATIO                                                         2.40%      2.40%      2.76%                2.29%     2.33%      2.71%
==================================================================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) PRIVATE BANK results are reported as part of the Global Investment Management segment.
(3) This table presents credit information on a managed basis and shows the impact of securitizations to reconcile to a held basis. Only North America Cards from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way the business is managed.
(4) Total loans and total average loans exclude certain interest and fees on credit cards of approximately $0.8 billion and $1.0 billion, respectively, for the first quarter of 2003 and approximately $1.0 billion and $1.2 billion, respectively, for the fourth quarter of 2002, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                     END OF PERIOD                                    AVERAGE
                                      -----------------------------------------      ----------------------------------------
                                        MAR. 31,        Dec. 31,       Mar. 31,      1ST QTR.      4th Qtr.      1st Qtr.
IN BILLIONS OF DOLLARS                   2003             2002          2002           2003          2002          2002
-----------------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                         $      380.2      $  383.2      $   319.0      $  380.9      $  362.1      $   318.9
Securitized receivables                      (71.0)        (67.1)         (65.8)        (67.7)        (64.3)         (66.8)
Loans held-for-sale                           (3.0)         (6.5)          (6.5)         (5.1)         (6.5)          (6.5)
                                      ------------------------------------------     ----------------------------------------
ON-BALANCE SHEET (1)                  $      306.2      $  309.6      $   246.7      $  308.1      $  291.3      $   245.6
=============================================================================================================================

(1) Total loans and total average loans exclude certain interest and fees on credit cards of approximately $0.8 billion and $1.0 billion, respectively, for the first quarter of 2003 and approximately $1.0 billion and $1.2 billion, respectively, for the fourth quarter of 2002, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

Total delinquencies 90 days or more past due in the managed portfolio were $8.816 billion or 2.32% of loans at March 31, 2003, compared to $8.841 billion or 2.31% at December 31, 2002 and $8.326 billion or 2.61% at March 31, 2002. Total managed net credit losses in the 2003 first quarter were $2.841 billion and the related loss ratio was 3.02%, compared to $2.771 billion and 3.04% in the 2002 fourth quarter and $2.664 billion and 3.39% in the 2002 first quarter. For a discussion of trends by business, see business discussions on pages 8 - 13 and page 17.

Citicorp's allowance for credit losses of $11.449 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $6.476 billion at March 31, 2003, $6.410 billion at December 31, 2002 and $5.732 billion at March 31, 2002. The increase in the allowance for credit losses from a year ago was primarily due to a $452 million addition associated with the acquisition of GSB and a $206 million increase in Citi Cards established in accordance with 2002 Federal Financial Institutions Examination Council (FFIEC) guidance related to past due interest and late fees. The level of the consumer allowance was also impacted by deteriorating credit in the CONSUMER FINANCE portfolio in Japan. The allowance as a percentage of loans on the balance sheet was 2.11% at March 31, 2003, compared to 2.06% at December 31, 2002 and 2.33% at March 31, 2002. The decline in the allowance as a percentage of loans from the prior year primarily reflected the addition of the GSB loan portfolio, which is predominantly secured by real estate, combined with growth in consumer loans and the impact of stricter lending standards and portfolio management in individual businesses. On-balance sheet consumer loans of $306.2 billion increased $59.5 billion or 24% from March 31, 2002. The increase from a year ago was primarily driven by the addition of GSB loans, receivable growth in North America Cards, mortgage and student loan growth in Consumer Assets and increases in real estate-secured loans in the Private Bank and CONSUMER FINANCE. In addition, the growth in loans from a year ago reflected strengthening currencies in EMEA, Japan and Asia.

Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 first quarter due to current economic conditions in that country, including rising bankruptcy filings and unemployment rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

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

The following table summarizes corporate cash-basis loans and net credit losses:

IN MILLIONS OF DOLLARS                                                         MAR. 31, 2003     Dec. 31, 2002    Mar. 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS(1)
CAPITAL MARKETS AND BANKING                                                      $  4,301          $ 4,239           $ 3,501
TRANSACTION SERVICES                                                                  539              572               442
                                                                              ----------------------------------------------------
TOTAL CORPORATE CASH-BASIS LOANS                                                 $  4,840          $ 4,811           $ 3,943
==================================================================================================================================
NET CREDIT LOSSES
CAPITAL MARKETS AND BANKING                                                      $    335          $   605           $   414
TRANSACTION SERVICES                                                                    9                5                69
Other                                                                                   -               19                 2
                                                                              ----------------------------------------------------
TOTAL NET CREDIT LOSSES                                                          $    344          $   629           $   485
                                                                              ====================================================
Corporate Allowance for Credit Losses                                            $  4,973          $ 5,091           $ 4,788
Corporate Allowance for Credit Losses on Letters of Credit(2)                         167              167                50
                                                                              ----------------------------------------------------
TOTAL CORPORATE ALLOWANCE FOR LOANS, LEASES,
  LENDING COMMITMENTS AND LETTERS OF CREDIT                                      $  5,140          $ 5,258           $ 4,838
==================================================================================================================================
Corporate Allowance As a Percentage of Total Corporate Loans(3)                      3.81%            3.79%             3.41%
==================================================================================================================================

(1) Excludes cash-basis loans for Investment Activities business for the fourth quarter of 2002 and the first quarter of 2002 which totaled $18 million and $1 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for the first quarter of 2003.
(2) Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.
(3)  Does not include the allowance for letters of credit.

Corporate cash-basis loans were $4.840 billion, $4.811 billion and $3.943 billion at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Cash-basis loans increased $897 million from March 31, 2002 due to increases in CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects increases in the telecommunications and energy industries and the transportation leasing and equipment finance portfolios in CitiCapital, as well as corporate borrowers in Hong Kong, Brazil and Thailand. TRANSACTION SERVICES increased primarily due to increases in trade finance receivables in Argentina, Brazil and Mexico. Cash-basis loans increased $29 million from December 31, 2002 due to increases in CAPITAL MARKETS AND BANKING. CAPITAL MARKETS AND BANKING primarily reflects increases in Asia, mainly Hong Kong and India, as well as Brazil and Mexico, partially offset by decreases in Argentina, in the telecommunications industry and the transportation portfolio in CitiCapital.

Total corporate Other Real Estate Owned (OREO) was $59 million, $53 million and $125 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The $66 million decrease from March 31, 2002 is primarily due to continued improvements in the North America real estate portfolio.

Total corporate Other Repossessed Assets were $145 million, $139 million and $274 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The $129 million decrease from March 31, 2002 primarily reflects improvements in the transportation equipment portfolio due to a decline in portfolio size and improved credit quality.

Total corporate loans outstanding at March 31, 2003 were $131 billion as compared to $134 billion at December 31, 2002 and $141 billion at March 31, 2002.

Total corporate net credit losses of $344 million in the 2003 first quarter decreased $141 million compared to the 2002 first quarter, primarily due to lower net credit losses in the energy and telecommunications industries and Argentina.

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

Citicorp's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.616 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the corporate portfolio was $4.973 billion at March 31, 2003, compared to $5.091 billion at December 31, 2002 and $4.788 billion at March 31, 2002. The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 3.81% at March 31, 2003, as compared to 3.79% and 3.41% at December 31, 2002 and March 31, 2002, respectively. The $185 million increase in total corporate reserves from March 31, 2002 primarily reflects additional reserves established as a result of the impact of the continuing deterioration in the Argentine economy and telecommunications and merchant energy industries. The $118 million decrease in the total corporate allowance from the fourth quarter 2002 primarily reflects the utilization of reserves established for Argentina and the telecommunications and merchant energy credits. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to slightly improve compared to 2002 levels despite continued weak global economic conditions, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

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

Additional information on Market Risk can be found in Citicorp's 2002 Annual Report on Form 10-K.

OPERATIONAL RISK MANAGEMENT PROCESS

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities as principal, as well as agent, or through a special purpose vehicle.

The Citigroup Operational Risk Policy codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS

COUNTRY RISK

The Citigroup Country Risk Committee is chaired by senior international business management, and includes as its members business managers and independent risk managers from around the world. The committee's primary objective is to strengthen the management of country risk, defined as the total risk to the Company of an event that impacts a country. The committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

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

Investments in and funding of local franchises represents the excess of local country assets over local country liabilities. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citicorp domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citicorp domiciled in the country, for which no cross-border guarantee is issued by Citigroup offices outside the country.

The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

                                                                                            MARCH 31, 2003       December 31, 2002
                        -----------------------------------------------------------------------------------  ----------------------
                                     CROSS-BORDER CLAIMS ON THIRD PARTIES
                        --------------------------------------------------
                                                                  TRADING   INVESTMENTS    TOTAL                Total
                                                                    AND       IN AND       CROSS-               Cross-
                                                                   SHORT-    FUNDING OF    BORDER               Border
                                                                   TERM        LOCAL        OUT-    COMMIT-      Out-      Commit-
                            BANKS    PUBLIC   PRIVATE     TOTAL   CLAIMS(1)  FRANCHISES  STANDINGS  MENTS(2)   Standings   ments(2)
-----------------------------------------------------------------------------------------------------------------------------------
GERMANY                    $ 4.6     $ 2.1     $ 2.3      $ 9.0     $ 8.1     $ 6.2      $ 15.2      $ 8.7     $ 11.9      $ 8.5
ITALY                        0.5       6.2       0.9        7.6       7.4       2.3         9.9        1.5        8.4        1.6
MEXICO                       0.4       2.2       5.2        7.8       3.6       0.7         8.5        0.5        8.8        0.5
BRAZIL                       0.6       0.1       3.3        4.0       1.7       2.9         6.9          -        7.5          -
CANADA                       0.7         -       1.4        2.1       2.0       3.8         5.9        1.8        5.1        1.9
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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 61% of total funding at March 31, 2003 and 60% of funding at December 31, 2002, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.2 billion during the first quarter to $74.8 billion at March 31, 2003, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the 2003 first quarter was $83.4 billion, compared with $78.4 billion at year-end 2002.

Asset securitization programs remain an important source of liquidity. Loans securitized during 2002 included $15.4 billion of U.S. credit cards and $29.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In the first quarter of 2003, the scheduled amortization of certain credit card securitization transactions made available $2.3 billion of new receivables. In addition, at least $7.9 billion of credit card securitization transactions are scheduled to amortize during 2003.

Citicorp uses these capital resources to pay dividends to its parent to support organic growth, to make acquisitions and to service its debt obligations.

As a financial holding company, substantially all of Citicorp's net earnings are generated within its operating subsidiaries including Citibank and CitiFinancial. Each of these subsidiaries makes these funds available to Citicorp in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency requirements that also impact their capitalization levels.

During 2003, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citicorp is a bank holding company and maintains combined liquidity reserves of cash, securities and unused bank lines of credit to support its combined outstanding commercial paper.

Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $3.6 billion as of March 31, 2003 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2003, this requirement was exceeded by approximately $61.2 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

Citicorp and some of its nonbank subsidiaries have credit facilities with Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

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

Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base, a significant portion of which is expected to be long-term and stable and is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citicorp's strong capital position. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates. Other liquidity and capital resource considerations for Citicorp follow.

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

SECURITIZATION OF CITICORP'S ASSETS

In certain off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citicorp is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position. Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citicorp's Consolidated Statement of Financial Position. At March 31, 2003 and December 31, 2002, the total amount of loans securitized and outstanding was $227 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $2.8 billion at March 31, 2003.

The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2003 and 2002:

                                                                   For the Three Months Ended March 31,
                                               -----------------------------------------------------------------------------------
                                                                  2003                                           2002
                                               -----------------------------------------------------------------------------------
                                                  CREDIT                                      Credit
IN BILLIONS OF DOLLARS                            CARDS        MORTGAGES      OTHER (1)        Cards       Mortgages     Other (1)
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                  $  7.1         $ 8.7         $ 0.2        $   3.5        $ 6.3         $ 0.2
Proceeds from collections reinvested
  in new receivables                                 33.7             -             -           33.2            -             -
Servicing fees received                               0.3             -             -            0.3          0.1             -
Cash flows received on retained interest
  and other net cash flows                            1.0             -             -            1.0            -             -
===================================================================================================================================

(1)  Other includes auto loans and other assets.

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citicorp sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMI is one of several underwriters that distribute securities issued by the trusts to investors.

At March 31, 2003 and December 31, 2002, total assets in the credit card trusts were $83 billion and $84 billion, respectively. Of that amount at March 31, 2003 and December 31, 2002, $71 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $12 billion and $17 billion, respectively, is included in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interests and reserves for credit losses inherent in the portfolio. Amounts receivable from the trusts were $1.144 billion and $1.112 billion, respectively, and amounts due to the trusts were $916 million and $889 million, respectively, at March 31, 2003 and December 31, 2002. The Company also holds an interest-only strip of $642 million at March 31, 2003 that arose from the calculation of gain or loss at the time assets were sold to the trusts. During the first quarter of 2003 the Company recorded gains of $146 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

MORTGAGES AND OTHER ASSETS

The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $84.9 million and $35.1 million during the three months ended March 31, 2003 and 2002, respectively.

SECURITIZATIONS OF CLIENT ASSETS

The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At March 31, 2003 and December 31, 2002, total assets in the conduits were $49 billion and $49 billion, respectively, and liabilities were $49 billion and $49 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, unit investment trusts, and other investment funds, for institutional and Private Bank clients as well as retail customers, that match the clients' investment needs and preferences. The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. For a limited number of mutual funds, the Company provides a guarantee that investors will recover their principal investments. In certain instances for newly-established funds, the Company may provide seed money until such funds are ready to distribute interests widely to investors. Where the Company has provided a majority of the initial investment, the fund is consolidated. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors.

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citicorp's credit commitment as of March 31, 2003 and December 31, 2002. Further details are included in the footnotes.

IN MILLIONS OF DOLLARS                                                               MARCH 31, 2003           December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees                      $  32,799                 $  31,670
Performance standby letters of credit and foreign office guarantees                        8,708                     7,320
Commercial and similar letters of credit                                                   4,477                     4,965
One- to four-family residential mortgages                                                  3,475                     3,990
Revolving open-end loans secured by one- to four-family residential properties            11,064                    10,297
Commercial real estate, construction and land development                                  2,001                     1,757
Credit card lines (1)                                                                    424,639                   407,822
Commercial and other consumer loan commitments (2)                                       214,165                   216,194
                                                                                ---------------------------------------------------
Total                                                                                  $ 701,328                 $ 684,015
===================================================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $129 billion and $135 billion with original maturity of less than one year at March 31, 2003 and December 31, 2002, respectively.

See Note 11 to the Consolidated Financial Statements for additional information.

CAPITAL

Citicorp is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement. To be "well capitalized" under Federal bank regulatory agency definitions, a bank holding company must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 3%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

CITICORP RATIOS

                                                                                  MAR. 31, 2003             Dec. 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                          8.51%                     8.11%
Total capital (Tier 1 and Tier 2)                                                      12.81%                    12.31%
Leverage (1)                                                                            6.68%                     6.82%
Common stockholder's equity                                                            10.08%                    10.11%
================================================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the first quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $70.3 billion at March 31, 2003, representing 12.81% of risk-adjusted assets. This compares with $68.7 billion and 12.31% at December 31, 2002. Tier 1 capital of $46.7 billion at March 31, 2003 represented 8.51% of risk-adjusted assets, compared with $45.3 billion and 8.11% at December 31, 2002. The Tier 1 capital ratio at March 31, 2003 was above Citicorp's target range of 8.00% to 8.30%.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS                                                            MARCH 31, 2003           December 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholder's equity                                                          $ 74,784                  $ 73,540
Qualifying mandatorily redeemable securities of subsidiary trusts                       1,095                     1,095
Minority interest (1)                                                                     779                     1,275
Less: Net unrealized gains on securities available-for-sale (2)                          (814)                     (814)
Accumulated net gains on cash flow hedges, net of tax                                  (1,262)                   (1,454)
Intangible assets:
Goodwill                                                                              (24,328)                  (24,683)
Other intangible assets                                                                (3,343)                   (3,407)
Unrealized marketable equity securities losses (2)                                         (4)                        -
Other                                                                                    (217)                     (270)
                                                                             ----------------------------------------------------
TOTAL TIER 1 CAPITAL                                                                   46,690                    45,282
=================================================================================================================================
TIER 2 CAPITAL
Allowance for credit losses (3)                                                         7,050                     7,183
Qualifying debt (4)                                                                    16,535                    16,208
Unrealized marketable equity securities gains (2)                                           -                        26
                                                                             ----------------------------------------------------
TOTAL TIER 2 CAPITAL                                                                   23,585                    23,417
                                                                             ----------------------------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                                    $ 70,275                  $ 68,699
=================================================================================================================================
RISK-ADJUSTED ASSETS (5)                                                             $548,617                  $558,035
=================================================================================================================================

(1) The decrease in minority interest during the quarter reflects the redemption of $500 million of REIT preferred stock.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The Federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(3) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(5) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $23.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 2003, compared to $25.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $6.4 billion at March 31, 2003 and $6.3 billion at December 31, 2002. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Stockholder's equity increased a net $1.2 billion during the first three months of 2003 to $74.8 billion at March 31, 2003, representing 10.08% of assets, compared to $73.5 billion and 10.11% at year-end 2002. The increase in stockholder's equity during the first three months of 2003 principally reflected net income of $3.1 billion, offset by $1.0 billion related to the after-tax net change in equity from nonowner sources, dividends declared on common stock of $0.8 billion and other activity of $0.1 billion. The decrease in the common stockholder's equity ratio during the first three months of 2003 reflected the above items, and was offset by the increase in total assets.

The total mandatorily redeemable securities of subsidiary trust (trust securities) which qualify as Tier 1 capital at both March 31, 2003 and December 31, 2002 were $1.095 billion. For both the three months ended March 31, 2003 and 2002, interest expense on the trust securities amounted to $19 million.

Citicorp's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2003, all of Citicorp's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

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

Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $6.1 billion, adjusted by the effect of their net income (loss) for 2003 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $5.0 billion of the available $6.1 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

CITIBANK, N.A. RATIOS

                                                                                              MARCH 31,       December 31,
                                                                                                2003              2002
-----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                                                   8.46%             8.40%
Total capital (Tier 1 and Tier 2)                                                               12.69%            12.58%
Leverage (1)                                                                                     6.72%             7.00%
Common stockholder's equity                                                                      7.56%             7.89%
=============================================================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citibank's net income for the first quarter of 2003 amounted to $2.0 billion. During the quarter, Citibank paid dividends of $1.9 billion to Citicorp (Citibank's parent company).

Total subordinated notes issued to Citicorp that were outstanding at March 31, 2003 and December 31, 2002 and included in Citibank's Tier 2 Capital amounted to $11.5 billion at each date.

The Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from Citicorp and other major banking organizations. The Basel Committee intends to finalize the capital standards by the fourth quarter of 2003 and implement a new framework by year-end 2006. The U.S. banking regulators are expected to issue an advance notice of proposed rule making in July 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citicorp is assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

CONSOLIDATED FINANCIAL STATEMENTS

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                            -----------------------------------
IN MILLIONS OF DOLLARS                                                                            2003              2002
-------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Loans, including fees                                                                           $ 9,428           $ 9,131
Deposits with banks                                                                                 263               275
Federal funds sold and securities purchased under agreements to resell                               92               108
Investments, including dividends                                                                  1,204               962
Trading account assets                                                                              368               534
Loans held-for-sale                                                                                 257               292
                                                                                            -----------------------------------
                                                                                                 11,612            11,302
                                                                                            -----------------------------------

INTEREST EXPENSE
Deposits                                                                                          1,880             1,851
Trading account liabilities                                                                          11                13
Purchased funds and other borrowings                                                                525               697
Long-term debt                                                                                      937               983
                                                                                            -----------------------------------
                                                                                                  3,353             3,544
                                                                                            -----------------------------------

NET INTEREST REVENUE                                                                              8,259             7,758

BENEFITS, CLAIMS AND CREDIT LOSSES
Policyholder benefits and claims                                                                    148               140
Provision for credit losses                                                                       2,052             2,559
                                                                                            -----------------------------------
TOTAL BENEFITS, CLAIMS AND CREDIT LOSSES                                                          2,200             2,699
                                                                                            -----------------------------------

NET INTEREST REVENUE AFTER BENEFITS, CLAIMS AND CREDIT LOSSES                                     6,059             5,059
                                                                                            -----------------------------------

FEES, COMMISSIONS AND OTHER REVENUE
Fees and commissions                                                                              2,703             2,832
Foreign exchange                                                                                    907               545
Trading account                                                                                     (17)              438
Investment transactions                                                                             112                10
Other revenue                                                                                     1,324               838
                                                                                            -----------------------------------
                                                                                                  5,029             4,663
                                                                                            -----------------------------------

OPERATING EXPENSE
Salaries                                                                                          2,589             2,306
Employee benefits                                                                                   579               484
                                                                                            -----------------------------------
   Total employee-related expenses                                                                3,168             2,790
Net premises and equipment                                                                          874               777
Restructuring-related items                                                                         (12)               46
Other expense                                                                                     2,466             2,328
                                                                                            -----------------------------------
                                                                                                  6,496             5,941
                                                                                            -----------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                                  4,592             3,781

Income taxes                                                                                      1,437             1,296
Minority interest, net of income taxes                                                               38                19
                                                                                            -----------------------------------

NET INCOME                                                                                      $ 3,117           $ 2,466
===============================================================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                   MARCH 31,
                                                                                                     2003          December 31,
IN MILLIONS OF DOLLARS                                                                            (UNAUDITED)          2002
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                           $ 16,177         $  13,724
Deposits at interest with banks                                                                     19,144            16,382
Investments
   Held to maturity                                                                                     67                69
   Available-for-sale and short-term and other (including $9,651 and $8,663
     pledged to creditors at March 31, 2003 and December 31, 2002, respectively)                   122,961           112,871
   Venture capital                                                                                   3,615             3,739
                                                                                               -----------------------------------
Total investments                                                                                  126,643           116,679
Trading account assets (including $1,924 and $2,514 pledged to creditors at March 31, 2003
  and December 31, 2002, respectively)                                                              51,333            49,042
Loans held-for-sale                                                                                 11,800            15,908
Federal funds sold and securities purchased under agreements to resell                              14,500             5,277
Loans, net of unearned income
   Consumer                                                                                        306,957           310,597
   Corporate                                                                                       130,568           134,499
                                                                                               -----------------------------------
Loans, net of unearned income                                                                      437,525           445,096
   Allowance for credit losses                                                                     (11,449)          (11,501)
                                                                                               -----------------------------------
Total loans, net                                                                                   426,076           433,595
Goodwill                                                                                            24,328            24,683
Intangible assets                                                                                    7,257             7,525
Premises and equipment, net                                                                          6,404             6,573
Interest and fees receivable                                                                         5,147             5,453
Other assets                                                                                        33,445            32,496
                                                                                               -----------------------------------
TOTAL ASSETS                                                                                      $742,254         $ 727,337
==================================================================================================================================
LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                     $ 29,129         $  29,746
Interest-bearing deposits in U.S. offices                                                          150,007           146,859
Non-interest-bearing deposits in offices outside the U.S.                                           21,202            21,487
Interest-bearing deposits in offices outside the U.S.                                              250,254           238,644
                                                                                               -----------------------------------
TOTAL DEPOSITS                                                                                     450,592           436,736
Trading account liabilities                                                                         26,213            26,371
Purchased funds and other borrowings                                                                61,636            68,852
Accrued taxes and other expense                                                                     11,317            10,533
Long-term debt                                                                                      83,458            78,372
Other liabilities                                                                                   34,254            32,933

STOCKHOLDER'S EQUITY
Common stock: ($0.01 par value) issued shares: 1,000 in each period                                      -                 -
Surplus                                                                                             39,934            39,966
Retained earnings                                                                                   36,980            34,667
Accumulated other changes in equity from nonowner sources                                           (2,130)           (1,093)
                                                                                               -----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                          74,784            73,540
                                                                                               -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                        $742,254         $ 727,337
==================================================================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------------
IN MILLIONS OF DOLLARS                                                                               2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                    $    73,540       $    63,453

Net income                                                                                              3,117             2,466
Net change in unrealized gains and losses on investment securities, after-tax                               -              (103)
Net change in foreign currency translation adjustment, after-tax                                         (845)             (402)
Net change for cash flow hedges, after-tax                                                               (192)               16
                                                                                                  -----------------------------
   Total changes in equity from nonowner sources                                                        2,080             1,977

Common dividends declared                                                                                (804)             (410)

Employee benefit plans and other activity                                                                 (32)                7
                                                                                                  -----------------------------

BALANCE AT END OF PERIOD                                                                          $    74,784       $    65,027
===============================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                                        $     3,117       $     2,466
Other changes in equity from nonowner sources                                                          (1,037)             (489)
                                                                                                  -----------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                                     $     2,080       $     1,977
===============================================================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                  -----------------------------
IN MILLIONS OF DOLLARS                                                                               2003              2002
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                        $     3,117       $     2,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities
   Provision for credit losses                                                                          2,052             2,559
   Depreciation and amortization of premises and equipment                                                298               264
   Restructuring-related items                                                                            (12)               46
   Venture capital activity                                                                               124               (44)
   Net gain on sale of securities                                                                        (112)              (10)
   Changes in accruals and other, net                                                                   1,332            (1,588)
   Net decrease (increase) in loans held for sale                                                       4,108              (572)
   Net increase in trading account assets                                                              (2,291)             (276)
   Net decrease in trading account liabilities                                                           (158)           (3,212)
                                                                                                  -----------------------------
Total adjustments                                                                                       5,341            (2,833)
                                                                                                  -----------------------------
Net cash provided by (used in) operating activities                                                     8,458              (367)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in deposits at interest with banks                                             (2,762)            2,029
Securities -- available for sale and short-term and other
   Purchases                                                                                          (50,785)         (171,138)
   Proceeds from sales                                                                                 23,314           155,200
   Maturities                                                                                          16,776             7,994
Net (increase) decrease in federal funds sold and securities purchased under resale agreements         (9,223)            2,282
Net increase in loans                                                                                    (267)          (10,586)
Proceeds from sales of loans                                                                            5,590            11,548
Business acquisitions                                                                                       -            (2,071)
Capital expenditures on premises and equipment                                                           (403)             (299)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed               274               156
assets
                                                                                                  -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (17,486)           (4,885)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                               13,856             6,059
Net (decrease) increase in federal funds purchased and securities sold under repurchase                (3,554)            4,913
agreements
Net decrease in commercial paper and funds borrowed                                                    (1,943)           (1,973)
Proceeds from issuance of long-term debt                                                                7,354             5,304
Repayment of long-term debt                                                                            (3,436)          (10,280)
Dividends paid                                                                                           (804)             (410)
                                                                                                  -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              11,473             3,613
--------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND DUE FROM BANKS                                                  8                (1)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                                      2,453            (1,640)
Cash and due from banks at beginning of period                                                         13,724            13,568
                                                                                                  -----------------------------
Cash and due from banks at end of period                                                          $    16,177       $    11,928
===============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                                       $     2,503       $     3,711
   Income taxes                                                                                           687             1,943
Non-cash investing activities:
   Transfers to repossessed assets                                                                $       276       $       216
===============================================================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                 MARCH 31,
                                                                                                   2003          December 31,
IN MILLIONS OF DOLLARS                                                                          (UNAUDITED)          2002
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                        $  11,366         $  10,522
Deposits at interest with banks                                                                   15,861            14,022
Investments
   Held to maturity                                                                                   59                59
   Available-for-sale (including $950 and $871 pledged
      to creditors at March 31, 2003 and December 31, 2002, respectively)                         83,531            76,917
   Venture capital                                                                                 1,126             1,211
                                                                                             -----------------------------------
Total investments                                                                                 84,716            78,187
Trading account assets (including $208 and $203 pledged
   to creditors at March 31, 2003  and December 31, 2002, respectively)                           47,370            45,612
Loans held-for-sale                                                                                3,456             9,920
Federal funds sold and securities purchased under agreements to resell                            14,689             4,706
Loans, net of unearned income                                                                    302,878           302,650
Allowance for credit losses                                                                       (8,127)           (8,186)
                                                                                             -----------------------------------
Total loans, net                                                                                 294,751           294,464
Goodwill                                                                                           5,399             5,459
Intangible assets                                                                                  4,906             4,174
Premises and equipment, net                                                                        3,902             4,078
Interest and fees receivable                                                                       3,423             3,395
Other assets                                                                                      24,964            24,137
                                                                                             -----------------------------------
TOTAL ASSETS                                                                                   $ 514,803         $ 498,676
================================================================================================================================

LIABILITIES
Non-interest-bearing deposits in U.S. offices                                                  $  19,311         $  19,155
Interest-bearing deposits in U.S. offices                                                         93,913            90,243
Non-interest-bearing deposits in offices outside the U.S.                                         16,497            16,949
Interest-bearing deposits in offices outside the U.S.                                            217,241           206,327
                                                                                             -----------------------------------
Total deposits                                                                                   346,962           332,674
Trading account liabilities                                                                       29,412            29,853
Purchased funds and other borrowings                                                              50,947            48,517
Accrued taxes and other expense                                                                    6,930             5,821
Long-term debt and subordinated notes                                                             18,126            18,903
Other liabilities                                                                                 21,540            21,599

STOCKHOLDER'S EQUITY
Preferred stock ($100 par value)                                                                   1,950             1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period                          751               751
Surplus                                                                                           22,115            21,606
Retained earnings                                                                                 16,910            17,523
Accumulated other changes in equity from nonowner sources (1)                                       (840)             (521)
                                                                                             -----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                        40,886            41,309
                                                                                             -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                     $ 514,803         $ 498,676
================================================================================================================================

(1) Amounts at March 31, 2003 and December 31, 2002 include the after-tax amounts for net unrealized gains on investment securities of $399 million and $408 million, respectively, for foreign currency translation of ($2.428) billion and ($2.089) billion, respectively, and for cash flow hedges of $1.189 billion and $1.160 billion, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of March 31, 2003 and for the three-month period ended March 31, 2003 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2002 Annual Report on Form 10-K.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2.    ACCOUNTING CHANGES

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively to all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

                                                                                                          FIRST QUARTER
                                                                                                ----------------------------------
IN MILLIONS OF DOLLARS                                                                              2003 (1)           2002
----------------------------------------------------------------------------------------------------------------------------------
Compensation expense related to stock option plans, net of tax                 As reported       $       9        $        -
                                                                               Pro forma                49                51
Net income                                                                     As reported       $   3,117        $    2,466
                                                                               Pro forma             3,077             2,415
----------------------------------------------------------------------------------------------------------------------------------

(1) The $9 million "As reported" expense recognized in the 2003 first quarter represents two months of the expense (net of tax) recognized for options granted in 2003. The "Pro forma" amounts reflect the expense that would have been recognized had all option grants been expensed.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, Citicorp adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting of SFAS 146 was not material.

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

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is actively pursuing certain restructuring solutions that would enable certain VIEs to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles if these non-consolidation solutions are not successful. If consolidation is required, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 was not material.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

3.    BUSINESS DEVELOPMENTS AND COMBINATIONS

On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value was approximately $5.8 billion. GSB was the parent company of California Federal Bank, the second-largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth-largest mortgage servicer. The operations of GSB were integrated into the businesses of Citicorp.

During the first quarters of 2003 and 2002 no goodwill was impaired or written off. The Company recorded goodwill of $74 million during the 2002 first quarter in connection with the consumer finance acquisition of Taihei Co., Ltd. in Japan. Additionally, in the 2002 first quarter, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment. Intangible assets amortization expense was $288 million and $185 million for the three months ended March 31, 2003 and 2002, respectively.

4.    BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's operations by industry segments:

                                               TOTAL REVENUES, NET  PROVISION (BENEFIT)        NET                IDENTIFIABLE
                                               OF INTEREST EXPENSE    FOR INCOME TAXES    INCOME (LOSS) (1)          ASSETS
                                               -----------------------------------------------------------------------------------
                                                                       FIRST QUARTER
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE    ---------------------------------------------------------------  MAR. 31   Dec. 31,
ASSETS IN BILLIONS                               2003       2002       2003      2002       2003      2002       2003      2002
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer                                $  9,065  $  8,156    $   984    $   880   $ 2,010    $ 1,567     $ 399      $ 403
Global Corporate and Investment Bank              3,215     3,228        375        319     1,014        746       287        275
Global Investment Management                        787       725         64         52       184        138        41         36
Proprietary Investment Activities                    36       107         (4)        26       (21)        35         8          8
Corporate/Other                                     185       205         18         19       (70)       (20)        7          5
                                               -----------------------------------------------------------------------------------
TOTAL                                          $ 13,288  $ 12,421    $ 1,437    $ 1,296   $ 3,117    $ 2,466     $ 742      $ 727
==================================================================================================================================

(1) Results in the 2003 and 2002 first quarters include pretax provisions for benefits, claims and credit losses in Global Consumer of $1.9 billion and $1.9 billion, respectively, in Global Corporate and Investment Bank of $244 million and $680 million, respectively, and in Global Investment Management of $97 million and $92 million, respectively. The 2002 first quarter includes pretax (credits) for benefits, claims and credit losses in Corporate/Other of ($9) million.

5.    INVESTMENTS

                                                                                                  MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                                                              2003              2002
--------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, primarily available-for-sale at fair value                                     $ 117,424         $ 106,901
Equity securities, primarily at fair value                                                           5,316             5,741
Venture capital, at fair value                                                                       3,615             3,739
Short-term and other                                                                                   288               298
                                                                                              ----------------------------------
                                                                                                 $ 126,643         $ 116,679
================================================================================================================================


The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2003 and December 31, 2002 were as follows:

                                                                     MARCH 31, 2003                         December 31, 2002
                                                 ---------------------------------------------------------------------------------
                                                                   GROSS        GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR        Amortized       Fair
IN MILLIONS OF DOLLARS                               COST          GAINS        LOSSES       VALUE         Cost          Value
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY (1)     $      67    $        -      $      -   $      67     $      69     $      69
                                                 ---------------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury and federal agencies                 $  48,285    $      636      $     53   $  48,868     $  41,025     $  41,670
State and municipal                                    6,540           491             2       7,029         6,550         7,035
Foreign government                                    43,770           385            67      44,088        43,573        43,830
U.S. corporate                                         6,407           215           369       6,253         6,973         6,835
Other debt securities                                 11,085            80            46      11,119         7,458         7,462
                                                 ---------------------------------------------------------------------------------
                                                     116,087         1,807           537     117,357       105,579       106,832
                                                 ---------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                             $ 116,154    $    1,807      $    537   $ 117,424     $ 105,648     $ 106,901
==================================================================================================================================
EQUITY SECURITIES (2)                              $   5,322    $      123      $    129   $   5,316     $   5,682     $   5,741
==================================================================================================================================

(1)  Recorded at amortized cost.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.


The following table presents venture capital investment gains and losses:

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                              ----------------------------------
IN MILLIONS OF DOLLARS                                                                              2003              2002
--------------------------------------------------------------------------------------------------------------------------------
Net realized investment gains                                                                       $  36             $  55
Gross unrealized gains                                                                                 91               287
Gross unrealized (losses)                                                                             (87)              (99)
                                                                                              ----------------------------------
NET REALIZED AND UNREALIZED GAINS                                                                   $  40             $ 243
================================================================================================================================

6.    TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:




                                                                                                   MARCH 31,       December 31,
IN MILLIONS OF DOLLARS                                                                               2003              2002
---------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities                                                       $  1,133          $     759
Foreign government, corporate and other securities                                                  24,063             23,897
Derivatives and foreign exchange contracts (1)                                                      26,137             24,386
                                                                                               ----------------------------------
                                                                                                  $ 51,333          $  49,042
=================================================================================================================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                                                                $  3,885          $   3,022
Derivatives and foreign exchange contracts (1)                                                      22,328             23,349
                                                                                               ----------------------------------
                                                                                                  $ 26,213          $  26,371
=================================================================================================================================

(1)  Net of master netting agreements.

7.    RESTRUCTURING-RELATED ITEMS

                                                                                           RESTRUCTURING INITIATIVES
                                                                             ---------------------------------------------------
IN MILLIONS OF DOLLARS                                                              2002             2001             Total
--------------------------------------------------------------------------------------------------------------------------------
Original charges                                                                  $   65           $  315            $  380
--------------------------------------------------------------------------------------------------------------------------------

Acquisitions during: (1)
   2002                                                                              186                -               186
   2001                                                                                -              112               112
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     186              112               298
--------------------------------------------------------------------------------------------------------------------------------

Utilization during: (2)
   First quarter 2003                                                                (46)              (7)              (53)
   2002                                                                              (68)            (120)             (188)
   2001                                                                                -             (233)             (233)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    (114)            (360)             (474)
--------------------------------------------------------------------------------------------------------------------------------

Other                                                                                 (2)             (30)              (32)
--------------------------------------------------------------------------------------------------------------------------------
RESERVE BALANCE AT MARCH 31, 2003                                                 $  135           $   37            $  172
================================================================================================================================

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

The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citicorp's Global Consumer business in the United States. The 2002 restructuring reserve utilization of $114 million related to severance and other costs
($80 million of employee severance and $34 million of leasehold and other exit costs) which were paid in cash, including $46 million in the first quarter of 2003. Through March 31, 2003, approximately 530 gross staff positions have been eliminated in connection with the GSB acquisition, including approximately 430 in the 2003 first quarter.

During 2001, Citicorp recorded restructuring charges of $315 million. Of the $315 million, $186 million related to the downsizing of certain functions in the GCIB and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizing, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are in process. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

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

Through March 31, 2003, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $295 million of severance and other costs (of which $224 million of employee severance and $37 million of leasehold and other exit costs have been paid in cash and $34 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2003 first quarter was $7 million. Through March 31, 2003, approximately 10,650 gross staff positions have been eliminated under these programs, including approximately 50 in the 2003 first quarter.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in the first three months of 2003. However, $4 million was recognized in the same period of 2002.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the first quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $3 million and a reduction of reserves for prior restructuring initiatives of $9 million.

Additional information about restructuring-related items, including the business segments affected, can be found in Citicorp's 2002 Annual Report on Form 10-K.

8.    CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2003 are as follows:

                                                                                                                 ACCUMULATED
                                                             NET UNREALIZED       FOREIGN                      OTHER CHANGES IN
                                                                GAINS ON          CURRENCY                       EQUITY FROM
                                                               INVESTMENT       TRANSLATION       CASH FLOW        NONOWNER
IN MILLIONS OF DOLLARS                                         SECURITIES        ADJUSTMENT         HEDGES         SOURCES
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                       $  814           $(3,361)         $ 1,454          $(1,093)
Unrealized gains on investment securities, after-tax                  -                 -                -                -
Less: Reclassification adjustment for gains
  included in net income, after-tax                                   -                 -                -                -
Foreign currency translation adjustment, after-tax (1)                -              (845)               -             (845)
Cash flow hedges, after-tax                                           -                 -             (192)            (192)
---------------------------------------------------------------------------------------------------------------------------------
Current period change                                                 -              (845)            (192)          (1,037)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                          $  814           $(4,206)         $ 1,262          $(2,130)
=================================================================================================================================

(1) Reflects, among other items, the decline in the Mexican peso against the U.S. dollar and changes in related tax effects.

9.   DERIVATIVES AND OTHER ACTIVITIES

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

The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2003 and 2002:

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                               ---------------------------------
IN MILLIONS OF DOLLARS                                                                                2003             2002
--------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings                                                        $   (3)            $   9
Net loss excluded from assessment of effectiveness                                                     (29)               (5)
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                                                            (4)               (4)
Amount excluded from assessment of effectiveness                                                         -                 -
NET INVESTMENT HEDGES:
Net loss included in foreign currency translation adjustment within
  accumulated other changes in equity from nonowner sources                                           (181)              (56)
================================================================================================================================

The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2003 and 2002 can be summarized as follows (after-tax):

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                               ----------------------------------
IN MILLIONS OF DOLLARS                                                                                 2003             2002
---------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                                   $ 1,454             $ 312
Net gain (loss) from cash flow hedges                                                                   (28)              115
Net amounts reclassified to earnings                                                                   (164)              (99)
                                                                                                ---------------------------------
ENDING BALANCE                                                                                      $ 1,262             $ 328
=================================================================================================================================

10.    SECURITIZATIONS

SECURITIZATION ACTIVITIES

Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans and student loans.

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

The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2003 and 2002:

                                                                                        THREE MONTHS ENDED MARCH 31, 2003
                                                                              ---------------------------------------------------
IN BILLIONS OF DOLLARS                                                           CREDIT CARDS       MORTGAGES        OTHER (1)
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                                 $  7.1            $ 8.7            $ 0.2
Proceeds from collections reinvested in new receivables                             33.7               -                 -
Servicing fees received                                                              0.3               -                 -
Cash flows received on retained interests and other net cash flows                   1.0               -                 -
=================================================================================================================================

                                                                                        THREE MONTHS ENDED MARCH 31, 2002
                                                                              ---------------------------------------------------
IN BILLIONS OF DOLLARS                                                           CREDIT CARDS       MORTGAGES        OTHER (1)
---------------------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                                 $  3.5            $ 6.3            $ 0.2
Proceeds from collections reinvested in new receivables                             33.2               -                 -
Servicing fees received                                                              0.3              0.1                -
Cash flows received on retained interests and other net cash flows                   1.0               -                 -
=================================================================================================================================

(1)  Other includes auto loans and other assets.

The Company recognized gains on securitizations of mortgages of $79.2 million and $16.0 million for the three-month periods ended March 31, 2003 and 2002, respectively. In the first quarter of 2003 the Company recorded gains of $146 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the first three months of 2003 and 2002 were $5.7 million and $19.1 million, respectively.

Key assumptions used for credit cards, mortgages and other assets during the three months ended March 31, 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

                                                                                       Credit Cards                    Mortgages
---------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                                  10.0%                     11.5%
Constant prepayment rate                                                                       17.5%                      7.6%
Anticipated net credit losses                                                                   5.6%                      0.01%
=================================================================================================================================

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

At March 31, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

                                                                                       CONSTANT PREPAYMENT       ANTICIPATED NET
KEY ASSUMPTIONS AT MARCH 31, 2003:                                     DISCOUNT RATE                  RATE         CREDIT LOSSES
---------------------------------------------------------------------------------------------------------------------------------
Credit cards                                                                   10.0%        14.7% to 17.5%          4.8% to 5.6%
Mortgages                                                                      12.9%                 40.5%                 0.05%
Auto loans                                                                     15.0%        13.6% to 23.3%         9.2% to 16.5%
=================================================================================================================================

IN MILLIONS OF DOLLARS                                                                                             MARCH 31, 2003
---------------------------------------------------------------------------------------------------------------------------------
Carrying value of retained interests                                                                                    $  2,800
---------------------------------------------------------------------------------------------------------------------------------
Discount rate
+10%                                                                                                                    $    (81)
+20%                                                                                                                    $   (154)
---------------------------------------------------------------------------------------------------------------------------------
Constant prepayment rate
+10%                                                                                                                    $   (306)
+20%                                                                                                                    $   (580)
---------------------------------------------------------------------------------------------------------------------------------
Anticipated net credit losses
+10%                                                                                                                    $   (169)
+20%                                                                                                                    $   (339)
=================================================================================================================================

MANAGED LOANS

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2003 and December 31, 2002, and credit losses, net of recoveries, for the three-month periods ended March 31, 2003 and 2002.

CREDIT CARD RECEIVABLES

IN BILLIONS OF DOLLARS                                                             MARCH 31, 2003           December 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
Principal amounts, at period end:
Total managed                                                                       $  125.5                    $ 130.2
Securitized amounts                                                                    (71.0)                     (67.1)
Loans held-for-sale                                                                     (3.0)                      (6.5)
---------------------------------------------------------------------------------------------------------------------------------
On-balance sheet                                                                    $   51.5                    $  56.6
=================================================================================================================================

IN MILLIONS OF DOLLARS

Delinquencies, at period end:
Total managed                                                                       $  2,406                    $ 2,397
Securitized amounts                                                                   (1,413)                    (1,285)
Loans held-for-sale                                                                      (61)                      (121)
---------------------------------------------------------------------------------------------------------------------------------
On-balance sheet                                                                    $    932                    $   991
=================================================================================================================================

                                                                                         THREE MONTHS ENDED MARCH 31
                                                                             ----------------------------------------------------
IN MILLIONS OF DOLLARS                                                                  2003                      2002
---------------------------------------------------------------------------------------------------------------------------------
Credit losses, net of recoveries:
Total managed                                                                       $  1,832                    $ 1,792
Securitized amounts                                                                   (1,024)                      (935)
Loans held-for-sale                                                                      (78)                       (78)
---------------------------------------------------------------------------------------------------------------------------------
On-balance sheet                                                                    $    730                    $   779
=================================================================================================================================

SERVICING RIGHTS

The fair value of capitalized mortgage loan servicing rights was $1.5 billion, $1.6 billion, $1.3 billion and $1.2 billion at March 31, 2003, December 31, 2002, March 31, 2002, and December 31, 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                               ---------------------------------
IN MILLIONS OF DOLLARS                                                                               2003             2002
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                                       $ 1,632           $ 1,173
Originations                                                                                           203               108
Purchases                                                                                                -                37
Amortization                                                                                          (125)              (41)
Gain (loss) on change in MSR value                                                                     (18)               77
Provision for impairment (1) (2)                                                                      (162)              (40)
                                                                                               ---------------------------------
BALANCE, END OF PERIOD                                                                             $ 1,530           $ 1,314
================================================================================================================================

(1) The valuation allowance on capitalized MSRs was $1.5 billion and $1.3 billion at March 31, 2003 and December 31, 2002, respectively, and $193 million and $153 million at March 31, 2002 and December 31, 2001, respectively.
(2) The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

11.    GUARANTEES

The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at March 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

                                                                                                              Maximum potential
                                                           Expire within      Expire after     TOTAL AMOUNT   amount of future
IN BILLIONS OF DOLLARS AT MARCH 31, 2003                      1 year             1 year        OUTSTANDING        payments
-------------------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit                          $  17.2            $  15.6         $  32.8          $  32.8
Market value guarantees                                          0.2                0.5             0.7              0.7
Derivative instruments                                          14.9               63.6            78.5             78.5
Guarantees of collection of contractual cash flows                 -                0.3             0.3              0.3
Performance guarantees                                           4.9                3.8             8.7              8.7
Securities lending indemnifications                             42.1                  -            42.1             42.1
Other indemnifications                                             -               14.7            14.7             14.7
Loans sold with recourse                                         2.0                2.6             4.6              4.6
                                                          ----------------------------------------------------------------------
TOTAL                                                        $  81.3            $ 101.1         $ 182.4          $ 182.4
--------------------------------------------------------------------------- ----------------------------------------------------

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

At March 31, 2003, the Company's maximum potential amount of future payments under these guarantees is approximately $182.4 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of March 31, 2003, related to these indemnifications. These potential obligations are not included in the table above.

At March 31, 2003, the carrying amounts of the liabilities related to these guarantees and indemnifications amounted to $9.5 billion. In addition, other liabilities includes an allowance for credit losses of $167 million relating to unfunded letters of credit at March 31, 2003. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $46.2 billion at March 31, 2003. Securities and other marketable assets held at collateral amounted to $7.5 billion and letters of credit in favor of the Company held as collateral amounted to $1.4 billion at March 31, 2003. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

12.    RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

13.    CONTINGENCIES

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

14.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

AFCC has a combination of unutilized credit facilities of $3.6 billion as of March 31, 2003 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2003, this requirement was exceeded by approximately $61.2 billion. Citicorp also has guaranteed various debt obligations of AFCC and CCC.

CONDENSED CONSOLIDATING INCOME STATEMENT (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                              OTHER CITICORP
                                                PARENT                              SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC         AFCC       ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                   $ 2,599    $      -    $       -       $         -         $(2,599)     $       -
Interest from subsidiaries                         352           -            -              (352)              -              -
Interest on loans, including fees - third
  party                                              1       1,709        1,986             7,441          (1,709)         9,428
Interest on loans, including fees -
  intercompany                                       -          67           45               (45)            (67)             -
Other interest revenue                               -          36           55             2,129             (36)         2,184
Fees, commissions and other revenue - third
  party                                              4         171          215             4,810            (171)         5,029
Fees, commissions and other revenue -
  intercompany                                       -           4            5                (5)             (4)             -
                                             --------------------------------------------------------------------------------------
                                                 2,956       1,987        2,306            13,978          (4,586)        16,641
                                             --------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third
  party                                            433           -           13                90               -            536
Interest on other borrowed funds -
 intercompany                                        -          29            -                 -             (29)             -
Interest and fees paid to subsidiaries               9           -            -                (9)              -              -
Interest on long-term debt - third party             -          58          285               652             (58)           937
Interest on long-term debt - intercompany            -         509          315              (315)           (509)             -
Interest on deposits                                 -           3            4             1,876              (3)         1,880
Benefits, claims and credit losses                   -         460          534             1,666            (460)         2,200
Other expense - third party                         12         450          572             5,912            (450)         6,496
Other expense - intercompany                         -           -            4                (4)              -              -
                                             --------------------------------------------------------------------------------------
                                                   454       1,509        1,727             9,868          (1,509)        12,049
                                             --------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST, AND
 EQUITY IN UNDISTRIBUTED INCOME OF
 SUBSIDIARIES                                    2,502         478          579             4,110          (3,077)         4,592
Income tax (benefit)                               (49)        170          201             1,285            (170)         1,437
Minority interest, net of income taxes               -           -            -                38               -             38
Equity in undistributed income of
 subsidiaries                                      566           -            -                 -            (566)             -
                                             --------------------------------------------------------------------------------------
NET INCOME                                     $ 3,117    $    308    $     378       $     2,787         $(3,473)     $   3,117
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

CONDENSED CONSOLIDATING INCOME STATEMENT (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                              OTHER CITICORP
                                                PARENT                              SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC         AFCC       ELIMINATIONS (1)  ADJUSTMENTS(2)   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Dividends from subsidiary banks
  and bank holding companies                   $ 4,815    $      -    $         -      $      -             $(4,815)   $       -
Interest from subsidiaries                         453           -              -          (453)                  -            -
Interest on loans, including fees - third
  party                                             11       1,740          1,957         7,163              (1,740)       9,131
Interest on loans, including fees -
  intercompany                                       -          47             16           (16)                (47)           -
Other interest revenue                               -          47             65         2,106                 (47)       2,171
Fees, commissions and other revenues               (76)        167            200         4,539                (167)       4,663
                                             --------------------------------------------------------------------------------------
                                                 5,203       2,001          2,238        13,339              (6,816)      15,965
                                             --------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds - third
  party                                            485           1             29           196                  (1)         710
Interest on other borrowed funds -
  intercompany                                       -         127            123          (123)               (127)           -
Interest and fees paid to subsidiaries              34           -              -           (34)                  -            -
Interest on long-term debt - third party             -          76            373           610                 (76)         983
Interest on long-term debt - intercompany            -         356            168          (168)               (356)           -
Interest on deposits                                 -           4              5         1,846                  (4)       1,851
Benefits, claims and credit losses                   -         437            499         2,200                (437)       2,699
Other expense                                       35         430            540         5,366                (430)       5,941
                                             --------------------------------------------------------------------------------------
                                                   554       1,431          1,737         9,893              (1,431)      12,184
                                             --------------------------------------------------------------------------------------
INCOME BEFORE TAXES, MINORITY INTEREST,
 AND EQUITY IN UNDISTRIBUTED INCOME OF
 SUBSIDIARIES                                    4,649         570            501         3,446              (5,385)       3,781
Income tax (benefit)                               (58)        208            205         1,149                (208)       1,296
Minority interest, net of income taxes               -           -              -            19                   -           19
 Equity in undistributed income of
 subsidiaries                                   (2,241)          -              -             -               2,241            -
                                             --------------------------------------------------------------------------------------
NET INCOME                                     $ 2,466    $    362    $       296      $  2,278             $(2,936)   $   2,466
===================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2) Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (UNAUDITED)

                                                                                   MARCH 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                  CITICORP                           OTHER CITICORP
                                                   PARENT                           SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                             COMPANY      CCC        AFCC     ELIMINATIONS (1)  ADJUSTMENTS(2)   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party            $       3   $    505    $     635      $  15,539           ($505)     $  16,177
Cash and due from banks - intercompany                   6         43          135           (141)            (43)             -
Deposits at interest with banks - third party            -          -            -         19,144               -         19,144
Deposits at interest with banks - intercompany       2,425          -            -         (2,425)              -              -
Investments                                             90      2,538        4,105        122,448          (2,538)       126,643
Loans, net of unearned income - third party              -     58,479       67,668        369,857         (58,479)       437,525
Loans, net of unearned income - intercompany             -      2,729        3,909         (3,909)         (2,729)             -
Allowance for credit losses                              -       (897)      (1,123)       (10,326)            897        (11,449)
                                                -----------------------------------------------------------------------------------
   Total loans, net                                      -     60,311       70,454        355,622         (60,311)       426,076
Advances to subsidiaries                            42,393          -            -        (42,393)              -              -
Investments in subsidiaries                         82,838          -            -              -         (82,838)             -
Other assets - third party                             266      4,671        8,721        145,227          (4,671)       154,214
Other assets - intercompany                              -          -          234           (234)              -              -
                                                -----------------------------------------------------------------------------------
TOTAL ASSETS                                     $ 128,021   $ 68,068    $  84,284      $ 612,787       ($150,906)     $ 742,254
                                                ===================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                         $       -   $  1,049    $   1,277      $ 449,315         ($1,049)     $ 450,592
Purchased funds and other borrowings - third
  party                                             11,548         38        1,353         48,735             (38)        61,636
Purchased funds and other borrowings -
  intercompany                                           -      4,530          403           (403)         (4,530)             -
Long-term debt - third party                        36,992      3,142       22,629         23,837          (3,142)        83,458
Long-term debt - intercompany                            -     48,116       46,932        (46,932)        (48,116)             -
Advances from subsidiaries                           2,743          -            -         (2,743)              -              -
Other liabilities - third party                      1,821      2,328        3,014         66,949          (2,328)        71,784
Other liabilities - intercompany                       133        884          540           (673)           (884)             -
Stockholder's equity                                74,784      7,981        8,136         74,702         (90,819)        74,784
                                                -----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $ 128,021   $ 68,068    $  84,284      $ 612,787       ($150,906)     $ 742,254
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

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION

                                                                                  DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                  CITICORP                           OTHER CITICORP
                                                   PARENT                           SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                             COMPANY      CCC        AFCC     ELIMINATIONS (1)   ADJUSTMENTS(2) CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - third party            $       3   $    463    $     675      $  13,046       $    (463)     $  13,724
Cash and due from banks - intercompany                  19         67          174           (193)            (67)             -
Deposits at interest with banks - third party            2          -            -         16,380               -         16,382
Deposits at interest with banks - intercompany       2,208          -            -         (2,208)              -              -
Investments                                            360      2,490        4,851        111,468          (2,490)       116,679
Loans, net of unearned income - third party              -     58,205       68,084        377,012         (58,205)       445,096
Loans, net of unearned income - intercompany             -      3,178        3,956         (3,956)         (3,178)             -
Allowance for credit losses                              -       (908)      (1,131)       (10,370)            908        (11,501)
                                                 ----------------------------------------------------------------------------------
   Total loans, net                                      -     60,475       70,909        362,686         (60,475)       433,595
Advances to subsidiaries                            42,540          -            -        (42,540)              -              -
Investments in subsidiaries                         81,640          -            -              -         (81,640)             -
Other assets - third party                             345      4,876        7,579        139,033          (4,876)       146,957
Other assets - intercompany                              -         66          278           (278)            (66)             -
                                                 ----------------------------------------------------------------------------------
TOTAL ASSETS                                     $ 127,117   $ 68,437    $  84,466      $ 597,394       $(150,077)     $ 727,337
                                                 ==================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                         $       -   $  1,005    $   1,215      $ 435,521       $  (1,005)     $ 436,736
Purchased funds and other borrowings - third
  party                                             14,960         36        1,563         52,329             (36)        68,852
Purchased funds and other borrowings -
  intercompany                                           -      3,858          680           (680)         (3,858)             -
Long-term debt - third party                        32,861      3,342       22,624         22,887          (3,342)        78,372
Long-term debt - intercompany                            -     49,403       47,023        (47,023)        (49,403)             -
Advances from subsidiaries                           3,746          -            -         (3,746)              -              -
Other liabilities - third party                      1,902      2,071        3,366         64,569          (2,071)        69,837
Other liabilities - intercompany                       108        997          140           (248)           (997)             -
Stockholder's equity                                73,540      7,725        7,855         73,785         (89,365)        73,540
                                                 ----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $ 127,117   $ 68,437    $  84,466      $ 597,394       $(150,077)     $ 727,337
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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                           OTHER CITICORP
                                                PARENT                           SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC       AFCC       ELIMINATIONS (1)  ADJUSTMENTS(2)  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $  1,350     $ 1,439    $  585        $    6,523         $(1,439)    $    8,458
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale and
  short-term and other
   Purchases                                        (1)       (609)     (695)          (50,089)            609        (50,785)
   Proceeds from sales                             271         482       507            22,536            (482)        23,314
   Maturities                                        -          84        84            16,692             (84)        16,776
Changes in investments and advances -
  intercompany                                    (879)        449         -               879            (449)             -
Net (increase) decrease in loans                     -        (996)     (362)               95             996           (267)
Proceeds from sales of loans                         -           -         -             5,590               -          5,590
Business acquisitions                                -           -         -                 -               -              -
Other investing activities                           -           -       328           (12,442)              -        (12,114)
                                             -----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES             (609)       (590)     (138)          (16,739)            590        (17,486)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                             -          44         -            13,856             (44)        13,856
Net change in purchased funds and other
  borrowings - third party                      (3,412)          2      (211)           (1,874)             (2)        (5,497)
Net change in purchased funds, other
  borrowings and advances - intercompany          (669)        610       101               568            (610)             -
Proceeds from issuance of long-term debt -
  third party                                    7,000           -         5               349               -          7,354
Repayment of long-term debt - third party       (2,869)     (5,045)        -              (567)          5,045         (3,436)
Proceeds from issuance of long-term debt -
  intercompany, net                                  -       3,558      (421)              421          (3,558)             -
Dividends paid                                    (804)          -         -                 -               -           (804)
                                             -----------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                      (754)       (831)     (526)           12,753             831         11,473
--------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND DUE FROM BANKS                         -           -         -                 8               -              8
--------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due
  from banks                                       (13)         18       (79)            2,545             (18)         2,453
Cash and due from banks at beginning of
  period                                            22         530       849            12,853            (530)        13,724
                                             -----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD      $      9     $   548    $  770        $   15,398         $  (548)    $   16,177
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest                                      $     20     $   532    $  727        $    1,756         $  (532)    $    2,503
Income taxes                                       (28)         92        92               623             (92)           687
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                      -         290       290               (14)           (290)           276
Capital contributions to subsidiaries              664           -         -              (664)              -              -
NON-CASH FINANCING ACTIVITIES:
Dividends                                          664           -         -              (664)              -              -
================================================================================================================================

(1)  Includes all other subsidiaries of Citicorp and intercompany eliminations.
(2)  Includes the elimination of CCC, included in the AFCC column.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                               CITICORP                            OTHER CITICORP
                                                PARENT                            SUBSIDIARIES AND  CONSOLIDATING     CITICORP
IN MILLIONS OF DOLLARS                         COMPANY       CCC         AFCC      ELIMINATIONS(1)  ADJUSTMENTS(2)  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        $  6,659     $ 1,257    $   2,228        $ (9,254)        $(1,257)      $   (367)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities - available for sale and
  short-term and other
   Purchases                                        (5)       (514)        (524)       (170,609)            514       (171,138)
   Proceeds from sales                           1,090         460          390         153,720            (460)       155,200
   Maturities                                        -          57          130           7,864             (57)         7,994
Changes in investments and advances -
  intercompany                                  (5,254)       (424)         228           5,026             424              -
Net increase in loans                                -      (1,900)      (1,420)         (9,166)          1,900        (10,586)
Proceeds from sales of loans                         -           -            -          11,548               -         11,548
Business acquisitions                                -           -            -          (2,071)              -         (2,071)
Other investing activities                       1,209           -          406           2,553               -          4,168
                                             -----------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                      (2,960)     (2,321)        (790)         (1,135)          2,321         (4,885)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                             -         206          280           5,779            (206)         6,059
Net change in purchased funds and other
  borrowings - third party                      (1,531)         31         (391)          4,862             (31)         2,940
NET CHANGE IN PURCHASED FUNDS, OTHER
  BORROWINGS AND ADVANCES - INTERCOMPANY          (845)     (1,959)       1,175            (330)          1,959              -
Proceeds from issuance of long-term debt -
  third party                                    2,419           -            -           2,885               -          5,304
Repayment of long-term debt - third party       (3,327)       (212)      (3,780)         (3,173)            212        (10,280)
Proceeds from issuance of long-term debt -
  intercompany, net                                  -       2,725            -               -          (2,725)             -
Dividends paid                                    (410)          -            -               -               -           (410)
                                             -----------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                      (3,694)        791       (2,716)         10,023            (791)         3,613
--------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND DUE FROM BANKS                            -           -            -              (1)              -             (1)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due
  from banks                                         5        (273)      (1,278)           (367)            273         (1,640)
Cash and due from banks at beginning of
  period                                            18         639        1,736          11,814            (639)        13,568
                                             -----------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD      $     23       $ 366    $     458        $ 11,447         $  (366)      $ 11,928
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the period for:
Interest                                      $    411       $ 571    $     837        $  2,463         $  (571)      $  3,711
Income taxes                                     1,106         125           54             783            (125)         1,943
NON-CASH INVESTING ACTIVITIES:
Transfers to repossessed assets                       -         178          178              38            (178)           216
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

FINANCIAL DATA SUPPLEMENT
                                                       CITICORP AND SUBSIDIARIES

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)

                                                    AVERAGE VOLUME          INTEREST REVENUE/EXPENSE          % AVERAGE RATE
                                             ---------------------------------------------------------------------------------------
                                             1ST QTR.  4th Qtr.  1st Qtr.  1ST QTR.  4th Qtr.  1st Qtr.  1ST QTR.  4th Qtr. 1st Qtr.
IN MILLIONS OF DOLLARS                         2003      2002    2002        2003      2002      2002      2003      2002     2002
------------------------------------------------------------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME) (4)
Consumer loans
  In U.S. offices                            $219,878  $204,792  $160,871  $ 4,749   $ 4,791   $ 4,284      8.76      9.28   10.80
  In offices outside the U.S. (5)              89,174    86,871    84,837    2,615     2,652     2,417     11.89     12.11   11.55
                                             ----------------------------------------------------------
    Total consumer loans                      309,052   291,663   245,708    7,364     7,443     6,701      9.66     10.12   11.06
                                             ----------------------------------------------------------
Corporate loans
  In U.S. offices
    Commercial and industrial                  32,030    33,216    33,958      458       494       540      5.80      5.90    6.45
    Lease financing                            13,874    14,168    16,740      251       274       327      7.34      7.67    7.92
    Mortgage and real estate                      553       636       735        8        12         7      5.87      7.49    3.86
  In offices outside the U.S. (5)              83,498    84,734    86,607    1,347     1,278     1,557      6.54      5.98    7.29
                                             ----------------------------------------------------------
    Total corporate loans                     129,955   132,754   138,040    2,064     2,058     2,431      6.44      6.15    7.14
                                             ----------------------------------------------------------
    Total loans                               439,007   424,417   383,748    9,428     9,501     9,132      8.71      8.88    9.65
                                             ----------------------------------------------------------
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                                 4,120     6,111     7,266       11        23        32      1.08      1.49    1.79
In offices outside the U.S. (5)                 4,840     3,760     2,619       81       102        76      6.79     10.76   11.77
                                             ----------------------------------------------------------
    Total                                       8,960     9,871     9,885       92       125       108      4.16      5.02    4.43
                                             ----------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
In U.S. offices
    Taxable                                    55,798    41,418    31,842      418       342       301      3.04      3.28    3.83
    Exempt from U.S. income tax                 6,991     6,779     5,928      122       116       113      7.08      6.79    7.73
In offices outside the U.S. (5)                56,473    53,695    54,223      702       707       587      5.04      5.22    4.39
                                             ----------------------------------------------------------
    Total                                     119,262   101,892    91,993    1,242     1,165     1,001      4.22      4.54    4.41
                                             ----------------------------------------------------------
TRADING ACCOUNT ASSETS (6)
In U.S. offices                                 6,536     6,896     5,815       92        85        63      5.71      4.89    4.39
In offices outside the U.S. (5)                17,238    15,942    12,475      276       263       471      6.49      6.55   15.31
                                             ----------------------------------------------------------
    Total                                      23,774    22,838    18,290      368       348       534      6.28      6.05   11.84
                                             ----------------------------------------------------------
LOANS HELD-FOR-SALE, IN U.S. OFFICES           14,467    13,827    12,487      257       292       292      7.20      8.38    9.48
                                             ----------------------------------------------------------
DEPOSITS AT INTEREST WITH BANKS (5)            16,925    16,505    18,577      263       256       275      6.30      6.15    6.00
                                             ----------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS                 622,395   589,350   534,980  $11,650   $11,687   $11,342      7.59      7.87    8.60
                                                                           =========================================================
Non-interest-earning assets (6)               108,602   106,596   107,693
                                             -----------------------------
TOTAL ASSETS                                 $730,997  $695,946  $642,673
====================================================================================================================================
DEPOSITS
In U.S. offices
    Savings deposits (7)                     $111,255  $103,747  $ 91,494  $   264   $   355   $   274      0.96      1.36      1.21
    Other time deposits                        36,939    34,652    26,112      194       116       127      2.13      1.33      1.97
In offices outside the U.S. (5)               245,806   235,160   219,665    1,422     1,435     1,450      2.35      2.42      2.68
                                             ----------------------------------------------------------
    Total                                     394,000   373,559   337,271    1,880     1,906     1,851      1.94      2.02      2.23
                                             ----------------------------------------------------------
TRADING ACCOUNT LIABILITIES (6)
In U.S. offices                                 2,887     2,716     3,271        9        10        11      1.26      1.46      1.36
In offices outside the U.S. (5)                   584       530       627        2         2         2      1.39      1.50      1.29
                                             ----------------------------------------------------------
    Total                                       3,471     3,246     3,898       11        12        13      1.29      1.47      1.35
                                             ----------------------------------------------------------
PURCHASED FUNDS AND OTHER BORROWINGS
In U.S. offices                                43,768    47,042    37,959      127       232       259      1.18      1.96      2.77
In offices outside the U.S. (5)                16,735    17,088    21,396      398       289       438      9.65      6.71      8.30
                                             ----------------------------------------------------------
    Total                                      60,503    64,130    59,355      525       521       697      3.52      3.22      4.76
                                             ----------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                72,415    62,252    68,764      842       791       872      4.72      5.04      5.14
In offices outside the U.S. (5)                 8,658     8,901    10,674       95        82       111      4.45      3.65      4.22
                                             ----------------------------------------------------------
    Total                                      81,073    71,153    79,438      937       873       983      4.69      4.87      5.02
                                             ----------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES            539,047   512,088   479,962  $ 3,353   $ 3,312   $ 3,544      2.52      2.57      2.99
                                                                           =========================================================
Demand deposits in U.S. offices                11,817    10,538     8,072
Other non-interest-bearing liabilities (6)    105,737   102,530    89,662
TOTAL STOCKHOLDER'S EQUITY                     74,396    70,790    64,977
                                             -----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $730,997  $695,946  $642,673
====================================================================================================================================
NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST-EARNING ASSETS  (8)
In U.S. offices                              $354,347  $327,861  $275,737  $ 4,844   $ 4,831   $ 4,415      5.54      5.85      6.49
In offices outside the U.S.                   268,048   261,489   259,243    3,453     3,544     3,383      5.22      5.38      5.29
                                             ----------------------------------------------------------
TOTAL                                        $622,395  $589,350  $534,980  $ 8,297   $ 8,375   $ 7,798      5.41      5.64      5.91
====================================================================================================================================

(1) The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 9 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)  Includes cash-basis loans.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(7) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(8) Includes allocations for capital and funding costs based on the location of the asset.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends the discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ENRON:

HUDSON SOFT CO. LTD. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL.
A proposed second amended complaint dropped as defendants Citigroup and certain of its affiliates, including affiliates of Citicorp, and certain of their officers and other employees.

NEW POWER HOLDINGS ACTIONS
On April 17, 2003 the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

ADDITIONAL ACTIONS
On March 5, 2003 an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

On April 9, 2003 an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

REGULATORY MATTERS

As part of the Company's discussions with the SEC and bank regulators relating to certain of its transactions with Enron, the Company is also involved in substantive discussions with the SEC and bank regulators regarding one of its transactions with Dynegy.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

See Exhibit Index.

(b)      Reports on Form 8-K

On January 23, 2003, the Company filed a Current Report on Form 8-K, dated January 21, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter and year ended December 31, 2002.

No other reports on Form 8-K were filed during the first quarter of 2003;
however,

On April 17, 2003, the Company filed a Current Report on Form 8-K, dated April 17, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2003.

                                     CITICORP
                                   (Registrant)

                         By      /s/ Todd S. Thomson
                            ------------------------------
                                  Todd S. Thomson
                               Chief Financial Officer
                            (Principal Financial Officer)

                         By     /s/ William P. Hannon
                            ------------------------------
                                  William P. Hannon
                                      Controller
                            (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert B. Willumstad, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

By:  /s/  Robert B. Willumstad, Chief Executive Officer
     --------------------------------------------------------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003


By:  /s/  Todd S. Thomson, Chief Financial Officer
     ----------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------
3.01      Citicorp's Certificate of Incorporation (incorporated by reference to
          Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).

3.02 Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738).

12.01+    Calculation of Ratio of Income to Fixed Charges.

12.02+ Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

99.01+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02+    Residual Value Obligation Certificate.

----------
The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------
+ Filed herewith