Form 10-Q
period 2003-06-30
CITICORP
filed 2003-08-13
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-5738

Citicorp
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515595 (I.R.S. Employer Identification No.)
399 Park Avenue, New York, New York 10043 (Address of principal executive offices) (Zip Code)
(212) 559-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

Citicorp

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Six Months Ended June 30, 2003 and 2002	42
	Consolidated Statement of Financial Position—June 30, 2003 (Unaudited) and December 31, 2002	43
	Consolidated Statement of Changes in Stockholder's Equity (Unaudited)—Six Months Ended June 30, 2003 and 2002	44
	Consolidated Statement of Cash Flows (Unaudited)—Six Months Ended June 30, 2003 and 2002	45
	Consolidated Statement of Financial Position of Citibank, N.A. and Subsidiaries—June 30, 2003 (Unaudited) and December 31, 2002	46
	Notes to Consolidated Financial Statements (Unaudited)	47
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	41
Part II—Other Information
Item 1.	Legal Proceedings	69
Item 6.	Exhibits and Reports on Form 8-K	70
Signatures		71
Exhibit Index		72

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

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense(1)	$13,600	$12,783	$26,888	$25,204
Operating expenses	6,687	5,940	13,183	11,881
Benefits, claims, and credit losses(1)	2,332	2,211	4,532	4,910

Income before income taxes and minority interest	4,581	4,632	9,173	8,413
Income taxes	1,323	1,567	2,760	2,863
Minority interest, after-tax	39	27	77	46

Net Income	$3,219	$3,038	$6,336	$5,504

Return on Average Equity	16.9%	18.4%	16.9%	16.9%
Total Assets (in billions)	$759.0	$665.3
Total Equity (in billions)	$75.7	$66.0
Tier 1 Capital	8.40%	8.40%
Total Capital Ratio	12.61%	12.53%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.208 billion and $1.081 billion in the 2003 and 2002 second quarters, respectively, and by $2.310 billion and $2.094 billion in the respective six-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 11.

Business Focus

The following table shows the net income (loss) for Citicorp's businesses on a product view:

Citicorp Net Income—Product View

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002(1)	2003	2002(1)
Global Consumer
Cards	$768	$722	$1,503	$1,301
Consumer Finance	508	568	993	1,098
Retail Banking	909	514	1,747	1,043
Other	(31)	11	(47)	(9)

Total Global Consumer	2,154	1,815	4,196	3,433

Global Corporate and Investment Bank
Capital Markets and Banking	691	826	1,474	1,424
Transaction Services	187	216	384	305

Total Global Corporate and Investment Bank	878	1,042	1,858	1,729

Global Investment Management
Life Insurance and Annuities	23	50	42	60
Private Bank	138	113	263	224
Asset Management	38	39	76	54

Total Global Investment Management	199	202	381	338

Proprietary Investment Activities	11	(70)	(10)	(35)
Corporate/Other	(23)	49	(89)	39

Net Income	$3,219	$3,038	$6,336	$5,504

(1)
Reclassified to conform to the current period's presentation.

Results of Operations

Income

Citicorp reported net income of $3.219 billion in the 2003 second quarter, up 6% from $3.038 billion in the 2002 second quarter. Return on average common equity was 16.9% compared to 18.4% a year ago.

Net income for the 2003 six months of $6.336 billion was up 15% from $5.504 billion in the 2002 six months. Return on average common equity was 16.9% and 16.9% in the six months of 2003 and 2002, respectively.

Global Consumer net income increased $339 million or 19% and $763 million or 22% in the 2003 second quarter and six months compared to the 2002 periods. Global Corporate and Investment Bank (GCIB) decreased $164 million or 16% and increased $129 million or 7% in the 2003 second quarter and six months compared to the 2002 periods. Global Investment Management decreased $3 million or 1% and increased $43 million or 13% from the respective 2002 periods, while Proprietary Investment Activities increased $81 million and increased $25 million from the 2002 second quarter and six-month periods.

See individual segment and product discussions on pages 11 - 25 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

Total revenues, net of interest expense, of $13.6 billion and $26.9 billion in the 2003 second quarter and six months were up $817 million or 6% and $1.7 billion or 7%, respectively, from the 2002 periods. Global Consumer revenues were up $851 million or 10% in the 2003 second quarter to $9.5 billion, and were up $1.7 billion or 10% in the 2003 six months to $18.9 billion. Increases in Retail Banking revenues of $824 million or 28% and $1.3 billion or 21% from the 2002 second quarter and six months, respectively, were driven by the results of Golden State Bancorp (GSB) as well as increases in most regions. Compared to the 2002 periods, Cards was up $102 million or 3% in the 2003 second quarter and $314 million or 5% in the 2003 six months, while Consumer Finance revenue declined $18 million or 1% in the 2003 second quarter primarily due to declines in Japan, and was up $182 million or 4% in the 2003 six months.

Compared to the 2002 periods, GCIB revenues were down $216 million or 7% to $2.9 billion in the 2003 second quarter and were down $199 million or 3% in the 2003 six months, driven by Capital Markets and Banking which was down $162 million or 7% and $201 million or 5% in the 2003 second quarter and six-month periods.

Global Investment Management revenues of $862 million in the 2003 second quarter and $1.6 billion in the 2003 six months were up $75 million or 10% and $136 million or 9% from the comparable 2002 periods, primarily due to higher client trading and lending activity and the impact of acquisitions. Revenues in Proprietary Investment Activities increased $169 million and $98 million from the 2002 second quarter and six months, respectively, primarily reflecting higher net recognized gains and lower impairment write-downs.

Selected Revenue Items

Net interest revenue rose $379 million or 5% from the 2002 second quarter to $8.1 billion and increased $880 million or 6% from the 2002 six months to $16.4 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total fees and commissions of $2.8 billion in the 2003 second quarter were down $70 million or 2% from the 2002 second quarter and decreased $199 million or 3% from the 2003 six months, reflecting lower servicing fee revenues and asset-backed fee revenue.

Foreign exchange revenues of $930 million were up $182 million or 24% from the 2002 second quarter and up $544 million or 42% from the 2002 six months to $1.8 billion, reflecting continued strong foreign exchange trading in 2003. Trading account losses of $296 million for the 2003 second quarter and $313 million for the six months of 2003 decreased $768 million from the 2002 second quarter and $1.2 billion from the 2002 six months, primarily reflecting declines in interest rate products. Investment transactions were up $207 million from the 2002 second quarter and $309 million from the 2002 six months. Other revenue of $1.9 billion in the 2003 second quarter was up $887 million or 85% from the prior-year quarter and $1.4 billion or 73% from the 2002 six months, primarily reflecting higher venture capital activity and higher securitization gains and activity, partially offset by increased credit losses on securitized credit card receivables.

Operating Expenses

Operating expenses of $6.7 billion and $13.2 billion in the 2003 second quarter and six months, respectively, were up $747 million or 13% in the 2003 second quarter and were up $1.3 billion or 11% in the 2003 six months, compared to year-ago levels. The increase primarily reflects the addition of GSB, severance costs, costs associated with the repositioning of the Latin America business, higher legal and pension costs and the additional cost of expensing stock options.

Global Consumer expenses in the 2003 second quarter and six months were up 12% and 11%, respectively. GCIB expenses were up 10% in the quarter and were up 9% in the six months while Global Investment Management expenses were up 19% and 9% from the year-ago periods.

Benefits, Claims, and Credit Losses

Benefits, claims, and credit losses were $2.3 billion and $4.5 billion in the 2003 second quarter and six months, up $121 million and down $378 million from the 2002 second quarter and six months, respectively. Policyholder benefits and claims in the 2003 second quarter decreased 4% from the 2002 second quarter to $148 million, and were up 1% to $296 million in the 2003 six months, as a result of increases in Life Insurance and Annuities. The provision for credit losses increased 6% from the 2002 second quarter to $2.2 billion in the 2003 second quarter and decreased 8% from the 2002 six months to $4.2 billion in the 2003 six months.

Global Consumer provisions for benefits, claims, and credit losses of $1.9 billion in the 2003 second quarter were up 4% from the 2002 second quarter, reflecting increases in Consumer Finance. Total net credit losses were $1.745 billion and the related loss ratio (excluding Commercial Markets) was 2.42% in the 2003 second quarter, as compared to $1.707 billion and 2.38% in the preceding quarter and $1.655 billion and 2.72% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) increased to 2.41% at June 30, 2003 from 2.40% at March 31, 2003 and decreased from 2.53% a year ago. See page 30 for a reconciliation of total consumer credit information.

The GCIB provision for credit losses of $298 million in the 2003 second quarter increased $33 million or 12% while the six-month provision decreased $419 million or 50% from year-ago levels. The decrease was primarily due to provisions for Argentina and exposures in the telecommunications industry recorded during the 2002 first quarter.

Corporate cash-basis loans at June 30, 2003 and 2002 were $4.182 billion and $3.826 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $60 million and $123 million, respectively. The increase in cash-basis loans from the 2002 second quarter was primarily attributable to borrowers in the power and energy industry, as well as corporate borrowers in Brazil, Hong Kong, Australia, Singapore and Mexico. Corporate cash-basis loans at June 30, 2003 increased $123 million from March 31, 2003 primarily due to exposures in the power and energy industry, as well as corporate borrowers in Singapore, Australia and Brazil. The decrease in OREO from the 2002 second quarter was primarily due to continued improvements in the North America real estate portfolio.

Income Taxes

The Company's effective tax rate of 28.9% in the 2003 second quarter declined 490 basis points from 33.8% in the 2002 second quarter. The decline primarily represented benefits for not providing U.S. income taxes for the earnings of certain foreign subsidiaries and a $94 million release of a tax reserve related to a settlement with tax authorities which increased income in Japan.

Regulatory Capital

Total capital (Tier 1 and Tier 2) was $69.9 billion or 12.61% of net risk-adjusted assets, and Tier 1 capital was $46.6 billion or 8.40% at June 30, 2003, compared to $68.7 billion or 12.31% and $45.3 billion or 8.11%, respectively, at December 31, 2002.

EVENTS IN 2002 and 2003

Acquisition of Sears' Credit Card Business

On July 15, 2003, Citigroup announced that it will acquire Sears' $29 billion Credit Card business (the 8th largest portfolio in the U.S.) of private label and bankcard credit card receivables in a transaction in which Citigroup will pay a 10% premium or approximately $3 billion at closing. The acquisition will also include Sears' Financial Products business and credit card facilities with approximately 8,300 employees (5,800 full-time employees). In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The transaction is expected to close by year-end, subject to applicable regulatory approvals. The operations of Sears' Credit Card business will be integrated into the businesses of Citicorp.

Settlement of Certain Legal and Regulatory Matters

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission (SEC) to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency (OCC) and Citigroup entered into an agreement with the Federal Reserve Bank of New York (FED) to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED. The Company and certain other Citigroup subsidiaries had previously established a reserve for the cost of these settlements.

Impact from Argentina's Economic Changes

Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso during the 2002 first quarter. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds, making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citicorp's business in Argentina.

During the full year of 2002, Citicorp recorded a total of $1.704 billion in net pretax charges, as follows: $1.018 billion in net provisions for credit losses; $284 million in investment write-downs; $232 million in losses relating to Amparos (representing judicial orders requiring previously dollar-denominated deposits and insurance contracts that had been redenominated at government rates to be immediately repaid at market exchange rates); $98 million of write-downs of Patriotic Bonds; a $42 million restructuring charge; and a $30 million net charge for currency redenomination and other foreign currency items that includes a benefit from compensation instruments issued in 2002.

Of these charges, Citicorp recorded a total of $84 million in pretax charges in the 2002 second quarter and $942 million (pretax) in the 2002 six-month period.

In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citicorp's equity by $595 million, net of tax, during 2002, including $512 million, net of tax, during the 2002 first quarter and an additional $77 million, net of tax, in the 2002 second quarter.

The Argentina Supreme Court has determined that the 2002 redenomination of certain bank deposits of the Province of San Luis with Banco de la Nacion Argentina from dollars to pesos was unconstitutional. The parties to that litigation did not reach an agreement on the timing and manner of the repayment of the referred deposits within the timeframe set forth by the Supreme Court in its ruling, therefore, the Supreme Court is to decide the terms and conditions of such repayment. In the opinion of the Company's management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period. Following this decision, on April 1, 2003, the government issued a regulation providing for a voluntary election on the part of depositors with reprogrammed/

restricted balances to receive their peso deposits, including indexation, from their respective banks, as well as a ten-year bond issued directly by the government (the April 2003 Plan). During the election period, which expired on May 23, 2003, 41% of Citicorp's eligible deposit liabilities in Argentina elected to redeem their deposits under the terms of the April 2003 Plan. The redemption of deposits was effected with no significant impact on the Company's net income or liquidity. Additional costs to the Company will depend on future actions or decisions by the Argentine government or judiciary. Further, any voluntary actions the Company might undertake, such as the settlement of reprogrammed deposits completed in January 2003, could mitigate such cost.

The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina.

As the economic situation as well as legal and regulatory issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our corporate borrowers, as well as the impact on consumer deposits and insurance liabilities of potential government actions, including re-dollarization. Another item we continue to monitor is the realizability of the government obligations such as the compensation instruments, held by Corporate and Consumer businesses, and the guaranteed promissory notes held by the insurance subsidiary. The initial principal payment under certain compensation instruments issued to the Company is expected in August 2003. We are currently evaluating the impact of a government decree issued on August 7, 2003 which will likely affect the valuation of the guaranteed promissory notes. This is not likely to have a material effect on the financial condition or operating results of the Company.

On July 3, 2003, an insurance subsidiary of the Company that issues annuities obtained approval from the Argentine Ministry of Insurance to offer a restructuring plan for its voluntary annuity holders. The plan offers three alternatives, from which its customers will be able to elect during the third quarter of 2003. The alternatives are settlement with local currency, a Company-issued U.S. dollar obligation with a maturity of up to 10 years or a government bond. Once the annuitants have made an election, the Company will be able to evaluate the impact this restructuring plan will have on its financial results.

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

ACCOUNTING CHANGES IN 2003

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively to all awards of Citigroup stock granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
		2003	2002	2003	2002
Compensation expense related to stock option	As reported	$10	$—	$19	$—
plans, net of tax	Pro forma	48	53	97	104
Net income	As reported	$3,219	$3,038	$6,336	$5,504
	Pro forma	3,181	2,985	6,258	5,400

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

        The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 is applicable beginning July 1, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

        The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company previously reported that the implementation of FIN 46 could increase both assets and liabilities by $55 billion. However, the Company has since restructured certain VIEs that enables them to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of approximately $3 billion to both assets and liabilities. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

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

Derivative Instruments and Hedging Activities

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Act. See "Forward-Looking Statements" on page 26.

Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on the Company's financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

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

GLOBAL CONSUMER

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$9,537	$8,686	10	$18,921	$17,193	10
Operating expenses	4,481	4,014	12	8,819	7,940	11
Provisions for benefits, claims, and credit losses	1,935	1,860	4	3,922	3,908	—

Income before taxes and minority interest	3,121	2,812	11	6,180	5,345	16
Income taxes	955	988	(3)	1,953	1,893	3
Minority interest, after-tax	12	9	33	31	19	63

Net income	$2,154	$1,815	19	$4,196	$3,433	22

        Global Consumer—which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world—reported net income of $2.154 billion and $4.196 billion in the 2003 second quarter and six months, up $339 million or 19% and $763 million or 22% from the comparable 2002 periods, driven by growth in Retail Banking and Cards that was partially offset by a decline in Consumer Finance. Retail Banking net income increased $395 million or 77% in the 2003 second quarter and $704 million or 67% in the 2003 six months from the prior-year periods, reflecting the impact of the Golden State Bancorp (GSB) acquisition, organic revenue growth and improved credit costs. Cards net income increased $46 million or 6% in the 2003 second quarter and $202 million or 16% in the 2003 six months from the 2002 periods primarily reflecting increases in North America. Consumer Finance net income of $508 million and $993 million in the 2003 second quarter and six months declined $60 million or 11% and $105 million or 10% from the 2002 periods, as the addition of the GSB auto finance business was more than offset by continued weakness in Japan.

Cards

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$3,309	$3,207	3	$6,642	$6,328	5
Operating expenses	1,463	1,381	6	2,909	2,708	7
Provision for credit losses	678	729	(7)	1,452	1,626	(11)

Income before taxes and minority interest	1,168	1,097	6	2,281	1,994	14
Income taxes	399	375	6	776	693	12
Minority interest, after-tax	1	—	—	2	—	—

Net income	$768	$722	6	$1,503	$1,301	16

Average assets (in billions of dollars)	$62	$60		$65	$59
Return on assets	4.97%	4.83%		4.66%	4.45%

        Cards—which includes bankcards, private-label cards and charge cards in 47 countries around the world—reported net income of $768 million and $1.503 billion in the 2003 second quarter and six months, respectively, up $46 million or 6% and $202 million or 16% from the 2002 periods, led by North America, which benefited from revenue growth that was driven by increases in average managed receivables. International Cards income declined $8 million or 7% compared to the prior-year quarter and increased $70 million or 50% compared to the 2002 six months, both reflecting changes in the allowance for credit losses related to Argentina in the 2002 periods.

        As shown in the following table, average managed loans grew 5% and 6% in the 2003 second quarter and six months, respectively, reflecting growth of 4% and 6% in North America and 12% and 13% in International Cards. Growth in North America was led by Citi Cards, reflecting a higher level of promotional rate balances and new product launches. Average loan growth in the 2003 second quarter was negatively impacted by a change in acquisition marketing strategies which resulted in a decline in promotional rate balances compared to the prior quarter. Growth in International Cards reflected increases in EMEA, driven by the U.K., and in Asia, led by Korea and Malaysia. The growth in International Cards also included the benefit of strengthening currencies and was partially offset by a decline in Latin America, which reflected lower loan volumes across the region. Sales in North America declined 4% in the 2003 second quarter, reflecting the change in acquisition marketing strategies partially offset by an increase in sales per active account. International Cards sales grew 10% from the prior-year quarter, reflecting strong growth in EMEA, which benefited from marketing and expansion efforts. In Asia, sales were up 2% as growth across the region was partially offset by the effect of Severe Acute Respiratory Syndrome (SARS), impacting mostly Hong Kong and Taiwan.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Sales
North America	$59.7	$61.9	(4)	$116.8	$116.8	—
International	9.0	8.2	10	17.6	15.6	13

Total Sales	$68.7	$70.1	(2)	$134.4	$132.4	2
Average managed loans
North America(1)	$112.7	$108.0	4	$114.0	$107.8	6
International	11.8	10.5	12	11.7	10.4	13

Total average managed loans(1)	$124.5	$118.5	5	$125.7	$118.2	6
Securitized receivables	(71.1)	(65.2)	9	(69.4)	(66.0)	5
Loans held-for-sale	(3.0)	(6.5)	(54)	(4.1)	(6.5)	(37)

On-balance sheet loans	$50.4	$46.8	8	$52.2	$45.7	14

(1)
Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business.

        Revenues, net of interest expense, of $3.309 billion and $6.642 billion in the 2003 second quarter and six months rose $102 million or 3% and $314 million or 5% from the 2002 periods, primarily reflecting growth in North America, EMEA and Asia. Revenue growth in North America was primarily due to the benefit of receivable growth and increased cardholder services fees and was partially offset by lower spreads. Managed net interest revenue as a percent of average managed loans in North America of 10.27% declined 19 bps from the prior-year quarter, as lower cost of funds was more than offset by the impact of increased promotional rate balances. Citi Cards revenues in the 2003 second quarter included gains from the sale of $1.7 billion in non-strategic portfolios. In addition, Citi Cards revenues included net gains of $69 million and $215 million, in the 2003 second quarter and six months, respectively, as a result of changes in estimates in the timing of revenue recognition on securitizations while prior-year revenues included $94 million and $115 million, in the quarter and six months, respectively, resulting from an increase in the amortization period for certain direct loan origination costs. Increases in EMEA and Asia were driven by growth in receivables and sales combined with the benefit of foreign currency translation.

        Operating expenses of $1.463 billion and $2.909 billion in the 2003 second quarter and six months, respectively, increased $82 million or 6% and $201 million or 7% from the prior-year periods. In North America, expenses increased 8% in both the 2003 second quarter and six months, respectively, driven by increased advertising expenditures and on-going business initiatives, including costs associated with the anticipated third quarter addition of the Home Depot private label card portfolio as well as the absence of a $19 million restructuring reserve release in the prior year. In International Cards, expenses were unchanged in the quarter and up 5% in the six months as disciplined expense management was offset by the impact of foreign currency translation and, in the six-month comparison, investments to support business growth, including costs associated with the consolidation of certain back office operations in Europe.

        The provision for credit losses in the 2003 second quarter and six months was $678 million and $1.452 billion, respectively, compared to $729 million and $1.626 billion in the 2002 periods. In the prior year, the provision for credit losses included a $117 million addition to the allowance for credit losses in the 2002 first quarter resulting from deteriorating credit in Argentina that was partially offset by a $31 million release in the 2002 second quarter resulting from a decline in the Argentine loan portfolio. Excluding the prior-year amounts related to Argentina, the decline in the provision for credit losses reflected credit improvement in North America and in the international markets overall and an increase in the level of securitized receivables, partially offset by the impact of higher loss rates in the U.K. and Korea. Net credit losses in the 2003 second quarter were $679 million with a related loss ratio of 5.41%, compared to $730 million and 5.49% for the 2003 first quarter and $760 million and 6.51% in the prior-year quarter. Loans delinquent 90 days or more were $870 million or 1.80% of loans at June 30, 2003, compared to $932 million or 1.81% at March 31, 2003 and $925 million or 1.87% at June 30, 2002.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At June 30, 2003, securitized credit card receivables were $72.0 billion, compared to $65.8 billion at June 30, 2002. Credit card receivables held-for-sale were $3.0 billion at June 30, 2003, compared to $6.5 billion a year ago. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. For a further discussion of the securitization of credit card receivables, see page 37.

        Including the effect of securitizations, managed net credit losses in the 2003 second quarter were $1.887 billion with a related loss ratio of 6.08%, compared to $1.832 billion and 5.86% in the 2003 first quarter and $1.841 billion and 6.23% in the 2002 second quarter. The increase in the rate from the first quarter of 2003 was primarily due to higher bankruptcy losses, including the impact of seasonality in North America, while the decline from the prior-year quarter reflected improvement in both North America and the international markets, despite higher loss rates in the United Kingdom and Korea. Loans delinquent 90 days or more on a managed basis were $2.313 billion or 1.88% at June 30, 2003, compared to $2.406 billion or 1.92% at March 31, 2003 and $2.260 billion or 1.86% at June 30, 2002.

Consumer Finance

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,431	$2,449	(1)	$4,963	$4,781	4
Operating expenses	835	789	6	1,700	1,544	10
Provisions for benefits, claims, and credit losses	957	775	23	1,887	1,525	24

Income before taxes	639	885	(28)	1,376	1,712	(20)
Income taxes	131	317	(59)	383	614	(38)

Net income	508	568	(11)	993	1,098	(10)

Average assets (in billions of dollars)	$105	$94	12	$105	$93	13
Return on assets	1.94%	2.42%		1.91%	2.38%

        Consumer Finance—which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses—reported net income of $508 million and $993 million in the 2003 second quarter and six months, respectively, down $60 million or 11% and $105 million or 10% from the 2002 periods, principally reflecting a decline in International Consumer Finance resulting from continued weakness in Japan that was partially offset by the acquisition of GSB in North America. International results in the 2003 second quarter also included a $94 million release of a tax reserve related to a settlement with tax authorities which increased income in Japan.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Average loans
Real estate-secured loans	$51.7	$47.3	9	$51.4	$46.9	10
Personal	22.2	21.4	4	22.4	20.8	8
Auto	11.1	7.9	41	11.0	7.7	43
Sales finance and other	4.8	4.1	17	4.5	3.6	25

Total average loans	$89.8	$80.7	11	$89.3	$79.0	13

        As shown in the preceding table, average loans grew 11% compared to the 2002 second quarter resulting from acquisitions, growth in real-estate secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets. Growth in real estate-secured loans mainly reflected the continued cross-selling of products through Primerica Financial Services as well as portfolio acquisitions in North America and growth in the U.K. Average auto loans for the 2003 second quarter increased $3.2 billion or 41% from 2002, primarily resulting from the addition of $2.0 billion from the acquisition of GSB, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans in the 2003 second quarter declined 3% from the prior-year quarter, as the benefit of foreign currency translation was offset by the impact of charge-offs, reduced loan demand and higher pay-downs.

        As shown in the following table, the average net interest margin of 9.99% in the 2003 second quarter declined 83 basis points from the 2002 second quarter, reflecting compression in both North America and the international markets, particularly in Japan. In North America, the average net interest margin was 8.36% in the 2003 second quarter, decreasing 9 basis points from the prior-year quarter as the benefit of lower cost of funds was more than offset by lower yields, reflecting the lower interest rate environment and the continued shift to higher-quality credits. The average net interest margin for International Consumer Finance was 15.40% in the 2003 second quarter, declining 277 basis points from the prior-year quarter, primarily driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with a change in the treatment of adjustments and refunds of interest and continued high levels of non-performing loans. Beginning in the second quarter of 2003, adjustments and refunds of interest charged to customer accounts are accounted for as reduction of net interest margin whereas, in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe which experienced increased yields as well as favorable funding.

	Three Months Ended June 30,
			% Change
	2003	2002
Average Net Interest Margin
North America	8.36%	8.45%	(9 bps	)
International	15.40%	18.17%	(277 bps	)
Total	9.99%	10.82%	(83 bps	)

        Revenues, net of interest expense, of $2.431 billion and $4.963 billion in the 2003 second quarter and six months, respectively, declined $18 million or 1% from the prior-year quarter and increased $182 million or 4% from the prior-year six months. Revenue in North America increased 7% from both the second quarter and six months of 2002 and was primarily driven by growth in receivables that included the addition of the GSB auto portfolio, partially offset by declines in insurance revenue and net interest margin. Revenue in International Consumer finance declined $125 million or 13% and $34 million or 2% from the 2002 periods mainly due to lower volumes and spreads in Japan partially offset by growth in EMEA and Asia, the benefit of foreign currency translation and, in the six-month comparison, the impact of acquisitions in Japan.

        Operating expenses of $835 million and $1.700 billion in the 2003 second quarter and six months, respectively, increased $46 million or 6% and $156 million or 10% from the prior-year periods. Operating expenses in North America increased $52 million or 11% and $98 million or 10%, respectively, from the prior-year periods, primarily due to increased volumes, including the acquisition of GSB, and increased credit and collection costs. Operating expenses for International Consumer Finance declined 2% from the prior-year quarter and increased 10% from the prior-year six months. The decline from the prior-year quarter reflected expense savings from branch closings and headcount reductions in Japan, partially offset by the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business in response to the continued challenging business environment and, in the six-month comparison, the addition of Taihei and Marufuku.

        The provisions for benefits, claims, and credit losses were $957 million in the 2003 second quarter, up from $930 million in the 2003 first quarter and $775 million in the prior-year second quarter primarily reflecting increases in the provision for credit losses in Japan, due to deteriorating credit conditions, and in North America, resulting from growth in the portfolio, including the impact of acquisitions. Net credit losses and the related loss ratio were $897 million and 4.01% in the 2003 second quarter, compared to $855 million and 3.91% in the 2003 first quarter and $724 million and 3.60% in the 2002 second quarter. In North America, the net credit loss ratio of 2.98% in the 2003 second quarter was down from 3.06% in the 2003 first quarter and 3.10% in the 2002 second quarter. The net credit loss ratio for International Consumer Finance was 7.43% in the 2003 second quarter, up from 6.69% in the 2003 first quarter and 5.16% in the 2002 second quarter, primarily due to conditions in Japan, including increased bankruptcy losses and deteriorating credit quality. The net credit loss ratio for International Consumer Finance in the 2003 second quarter was reduced by 62 basis points as a result of the change in treatment of adjustments and refunds as discussed above. Loans delinquent 90 days or more were $2.182 billion or 2.41% of loans at June 30, 2003, compared to $2.183 billion or 2.45% at March 31, 2003 and $2.166 billion or 2.62% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America.

        In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 second quarter as a result of economic conditions and credit performance of the unsecured loan portfolio, including increased bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Retail Banking

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$3,720	$2,896	28	$7,158	$5,900	21
Operating expenses	2,058	1,727	19	3,982	3,488	14
Provisions for benefits, claims, and credit losses	300	356	(16)	583	757	(23)

Income before taxes and minority interest	1,362	813	68	2,593	1,655	57
Income taxes	442	290	52	817	593	38
Minority interest, after-tax	11	9	22	29	19	53

Net income	$909	$514	77	$1,747	$1,043	67

Average assets (in billions of dollars)	$222	$171	30	$221	$170	30
Return on assets	1.64%	1.21%		1.59%	1.24%

        Retail Banking—which delivers banking, lending, including leasing and equipment financing, investment and insurance services to customers through retail branches and electronic delivery systems—reported net income of $909 million and $1.747 billion in the 2003 second quarter and six months, respectively, up $395 million or 77% and $704 million or 67% from the 2002 periods. The increase in Retail Banking was driven by growth in North America of $298 million or 91% and $531 million or 82% in the 2003 second quarter and six months, respectively, primarily due to the acquisition of GSB, organic revenue growth and improved credit costs. Net income in International Retail Banking increased $97 million or 52% and $173 million or 43% in the 2003 second quarter and six months, respectively, reflecting growth in Asia, as well as an increase in Latin America due to charges taken in the prior-year periods related to Argentina.

        As shown in the following table, Retail Banking grew average loans and customer deposits compared to 2002. The growth in North America primarily reflected the acquisition of GSB, partially offset by the negative impact of foreign currency translation in Mexico and the run-off of non-core portfolios in CitiCapital. North America also experienced organic growth in customer deposits in Citibanking North America and in average loans in Consumer Assets, primarily due to increased mortgages and student loans. In the international markets, average customer deposits grew 7% from the prior-year quarter driven by the impact of foreign currency translation and growth in Japan. International Retail Banking average loans increased 2% from the prior-year quarter as the impact of foreign currency translation and growth in installment loans in Germany were partially offset by the 2002 third quarter sale of the mortgage portfolio in Japan. Growth in both loans and customer deposits was negatively impacted by volume declines in Latin America.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Average customer deposits
North America	$112.9	$87.4	29	$112.4	$88.4	27
International	84.3	79.1	7	82.9	78.1	6

Total average customer deposits	$197.2	$166.5	18	$195.3	$166.5	17
Average loans
North America	$122.1	$91.4	34	$123.4	$91.6	35
International	35.6	34.8	2	35.2	34.3	3

Total average loans	$157.7	$126.2	25	$158.6	$125.9	26

        Revenues, net of interest expense, of $3.720 billion and $7.158 billion in the 2003 second quarter and six months, respectively, increased $824 million or 28% and $1.258 billion or 21% from the 2002 periods. The growth in revenues reflected increases across all regions. Revenues in North America increased $524 million or 27% and $903 million or 24% in the 2003 second quarter and six months, respectively, driven by the acquisition of GSB and growth in Consumer Assets and Mexico. Excluding the acquisition of GSB, growth in North America, excluding Mexico, was driven by higher mortgage securitization income and the benefit of increased loan and deposit volumes, partially offset by lower net funding and positioning spreads in Citibanking North America and lower revenue in CitiCapital resulting from the run-off of non-core portfolios. In Mexico, revenues benefited from revised estimates of reserves related to certain investments and increased deposit volumes and spreads and were negatively impacted by foreign currency translation. International Retail Banking revenues increased $300 million or 32% and $355 million or 17% in the 2003 second quarter and six months, respectively, reflecting strengthening currencies, growth in Asia and EMEA, and improvement in Latin America. Excluding the impact of foreign currency translation, increased loan volumes, mainly in Germany, drove growth in EMEA, while Asia benefited from strong investment and insurance products sales. The improvement in Latin America was due to events in Argentina including lower losses and reserves related to Amparos and government-mandated inflation indexed interest accruals. These improvements were partially offset in the six-month comparison by a benefit in the prior year resulting from a change in the allocation of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002.

        Operating expenses in the 2003 second quarter and six months increased $331 million or 19% and $494 million or 14%, respectively, from the comparable 2002 periods. In North America, growth of $243 million or 22% and $334 million or 15% from the 2002 second quarter and six months, respectively, was primarily due to the addition of GSB and volume-related increases in Consumer Assets, partially offset by the impact of foreign currency translation in Mexico. International Retail Banking operating expenses increased $88 million or 15% and $160 million or 13% from the 2003 second quarter and six months, respectively, mainly reflecting the impact of foreign currency translation, volume-related increases, costs (including severance) attributable to business repositioning in Latin America and, in the six-month comparison, costs associated with the consolidation of certain back office operations in Europe.

        The provisions for benefits, claims, and credit losses were $300 million and $583 million in the 2003 second quarter and six months, down from $356 million and $757 million in the prior-year periods, reflecting a lower provision for credit losses. The decline in the provision for credit loss from the prior-year second quarter was primarily due to lower credit costs in CitiCapital and Mexico, partially offset by the impact of foreign currency translation and an addition to the allowance for credit losses in Germany. The six-month comparison also reflected a $101 million addition to the allowance for credit losses in the first quarter of 2002 related to Argentina. Net credit losses (excluding Commercial Markets) were $165 million and the related loss ratio was 0.58% in the 2003 second quarter, compared to $120 million and 0.42% in the 2003 first quarter and $172 million and 0.79% in the prior-year second quarter. The increase in credit losses from the 2003 first quarter was mainly driven by higher bankruptcies in Germany. The decrease in the net credit loss ratio from the prior-year second quarter was primarily due to a reduction of losses in Argentina, higher recoveries in Mexico, and the addition of the GSB portfolio which is predominantly real estate secured loans. Commercial Markets net credit losses were $139 million and the related loss ratio was 1.30% in the 2003 second quarter, compared to $179 million and 1.65% in the 2003 first quarter and $250 million and 2.55% in the prior-year second quarter. The decline from the 2003 first quarter and 2002 second quarter reflected improvement in CitiCapital, Mexico and Citibanking North America.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.706 billion or 3.29% of loans at June 30, 2003, compared to $3.644 billion or 3.18% at March 31, 2003, and $3.037 billion or 3.46% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to increases in Consumer Assets and Germany, including the impact of foreign currency translation, and was partially offset by declines in Mexico and Asia, mainly in Taiwan. The increase in Consumer Assets reflected the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies. The decline in Mexico reflected improvement in the mortgage portfolio as well as the impact of foreign currency translation.

        Cash-basis loans in Commercial Markets were $1.165 billion or 2.76% of loans at June 30, 2003, $1.250 billion or 2.88% at March 31, 2003, and $1.161 billion or 2.95% at June 30, 2002. Cash-basis loans were essentially unchanged from the prior year and improved slightly from the prior quarter as improved credit and the impact of foreign currency translation in Mexico were essentially offset by increases in CitiCapital where the business continues to work through the liquidation of non-core portfolios.

        Average assets of $222 billion and $221 billion in the 2003 second quarter and six months, respectively, increased $51 billion from both comparable 2002 periods. The increase in average assets primarily reflected the acquisition of GSB, growth in mortgages and student loans in Consumer Assets, and the impact of foreign currency translation in EMEA.

Other Consumer

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$77	$134	$158	$184
Operating expenses	125	117	228	200

Income (loss) before tax benefits	(48)	17	(70)	(16)
Income taxes (benefits)	(17)	6	(23)	(7)

Net income (loss)	$(31)	$11	$(47)	$(9)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $31 million and $47 million for the 2003 second quarter and six months, respectively, compared to income of $11 million in the 2002 second quarter and a loss of $9 million in the 2002 six months. Income in the 2002 second quarter reflected a $40 million pre-tax release of a reserve related to unused travelers checks in a non-core business.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,946	$3,162	(7)	$5,855	$6,054	(3)
Operating expenses	1,476	1,345	10	2,920	2,679	9
Provision for credit losses	298	265	12	414	833	(50)

Income before taxes and minority interest	1,172	1,552	(24)	2,521	2,542	(1)
Income taxes	289	505	(43)	653	805	(19)
Minority interest, after-tax	5	5	—	10	8	25

Net income	$878	$1,042	(16)	$1,858	$1,729	7

        Global Corporate and Investment Bank (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of Capital Markets and Banking and Transaction Services. The primary businesses in Capital Markets and Banking include Fixed Income, Sales & Trading (which mainly operates in Asia, Latin America, EMEA and Mexico) and Lending.

        GCIB net income of $878 million and $1.858 billion in the 2003 second quarter and six months was down $164 million or 16% from the 2002 second quarter and up $129 million or 7% from the 2002 six months, respectively. The 2003 second quarter reflects net income declines from the comparable 2002 quarter of $135 million or 16% in Capital Markets and Banking and $29 million or 13% in Transaction Services. The 2003 six months reflects net income growth of $79 million or 26% in Transaction Services and $50 million or 4% in Capital Markets and Banking.

        The decrease in Capital Markets and Banking net income in the 2003 second quarter primarily reflects losses in credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened, partially offset by increases in Fixed Income. The increase in the 2003 six months reflects increases in Fixed Income and a lower provision for credit losses, partially offset by losses in credit derivatives as credit spreads tightened. The decrease in Transaction Services net income in the 2003 second quarter reflects lower gains from the sale of equity investments, as well as the continued decline in market capitalizations and interest rates, and a lower level of issuance activity as compared to the prior year, partially offset by gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking). The increase in the 2003 six months is primarily due to gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking), a lower provision for credit losses and the impact of expense control initiatives.

        The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Credit costs are expected to improve compared to 2002 levels despite continued weak global economic conditions. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

Capital Markets and Banking

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,038	$2,200	(7)	$4,034	$4,235	(5)
Operating expenses	842	715	18	1,661	1,396	19
Provision for credit losses	286	262	9	393	761	(48)

Income before taxes and minority interest	910	1,223	(26)	1,980	2,078	(5)
Income taxes	214	394	(46)	496	649	(24)
Minority interest, after-tax	5	3	67	10	5	100

Net income	$691	$826	(16)	$1,474	$1,424	4

        Capital Markets and Banking delivers a full range of global financial services and products including foreign exchange, structured products, derivatives and loans.

        Capital Markets and Banking net income of $691 million in the 2003 second quarter decreased $135 million or 16% from 2002, primarily due to losses in credit derivatives, partially offset by increases in Fixed Income. Net income was $1.474 billion in the 2003 six months, up $50 million or 4% from 2002, primarily due to a lower provision for credit losses and increases in Fixed Income. The 2002 six months were negatively impacted by Latin America, primarily Argentina.

        Revenues, net of interest expense, of $2.038 billion and $4.034 billion in the 2003 second quarter and six months decreased $162 million or 7% from the 2002 second quarter and $201 million or 5% from the 2002 six months, respectively. Revenue declines in the 2003 periods were driven by losses in credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened, partially offset by Fixed Income.

        Operating expenses of $842 million and $1.661 billion in the 2003 second quarter and six months increased $127 million or 18% from the 2002 second quarter and $265 million or 19% from the 2002 six months, respectively. The increase in operating expenses in 2003 reflects increased incentive compensation expense primarily related to Fixed Income performance, as well as costs associated with the repositioning of the Company's business in Latin America, primarily severance-related and higher legal fees.

        The provision for credit losses was $286 million in the 2003 second quarter, an increase of $24 million from the prior-year quarter, primarily reflecting deterioration in power and energy industry exposures. The provision for credit losses of $393 million in the 2003 six months decreased $368 million from the 2002 six months, primarily reflecting prior-year provisions for Argentina and the telecommunications industry.

        Cash-basis loans were $3.669 billion at June 30, 2003, $3.520 billion at March 31, 2003, $3.394 billion at December 31, 2002, and $3.187 billion at June 30, 2002. Cash-basis loans increased $482 million from June 30, 2002, primarily due to increases in the power and energy industry, as well as corporate borrowers in Brazil, Hong Kong, Australia, Mexico and Singapore. Cash-basis loans increased $149 million from March 31, 2003, primarily reflecting increases in the power and energy industry, as well as corporate borrowers in Singapore, Australia and Brazil.

Transaction Services

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$908	$962	(6)	$1,821	$1,819	—
Operating expenses	634	630	1	1,259	1,283	(2)
Provision for credit losses	12	3	NM	21	72	(71)

Income before taxes and minority interest	262	329	(20)	541	464	17
Income taxes	75	111	(32)	157	156	1
Minority interest, after-tax	—	2	(100)	—	3	(100)

Net income	$187	$216	(13)	$384	$305	26

NM
Not meaningful

        Transaction Services—which provides cash management, trade finance, custody, clearing and depository services globally—reported net income of $187 million in the 2003 second quarter, down $29 million or 13% from the 2002 second quarter. The decrease in the 2003 second quarter reflects lower gains from the sale of equity investments, as well as lower fees on assets under custody, a decline in interest rates and a lower level of issuance activity as compared to the prior year, partially offset by gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking). Net income in the 2003 six months increased $79 million or 26% from 2002, primarily due to gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking), lower provision for credit losses and the impact of expense control initiatives.

        As shown in the following table, average liability balances of $96 billion grew 14% compared to the 2002 second quarter primarily due to increases in Europe and Asia. Assets under custody reached $5.6 trillion, a 4% increase compared to the prior year.

	Three Months Ended June 30,	Three Months Ended June 30,
			% Change
	2003	2002
Liability balances (average in billions)	$96	$84	14
Assets under custody (EOP in trillions)	5.6	5.4	4

        Revenues, net of interest expense, of $908 million in the 2003 second quarter decreased $54 million or 6% from the 2002 second quarter, due to lower gains from the sale of equity investments, lower interest rates versus 2002, a decline in market capitalizations, and lower issuance activity. Revenues, net of interest expense, of $1.821 billion in the 2003 six months were essentially unchanged from the 2002 six months, as declines in the 2003 second quarter were offset by gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking) and a benefit from foreign exchange currency translation in the 2003 six-month period.

        Operating expenses of $634 million in the 2003 second quarter were held to a $4 million or 1% increase, primarily reflecting costs associated with the repositioning of the Company's business in Latin America, primarily severance-related, partially offset by staff reductions and continued efficiency gains. Operating expenses of $1.259 billion in the 2003 six months decreased $24 million or 2%

from the 2002 six months, primarily reflecting expense control initiatives, including prior-period staff reductions, reduced technology spending and absence of asset write-offs, as well as operational efficiency improvements resulting from prior-year investments in Internet initiatives.

        The provision for credit losses of $12 million in the 2003 second quarter increased by $9 million from the 2002 second quarter reflecting higher trade write-offs in Latin America. The provision for credit losses of $21 million in the 2003 six months decreased by $51 million from the 2002 six months, primarily reflecting prior-year write-offs in Argentina, partially offset by 2003 provisions in Brazil.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $513 million at June 30, 2003, $539 million at March 31, 2003, $572 million at December 31, 2002 and $639 million at June 30, 2002. Cash-basis loans were down $26 million from March 31, 2003 and $126 million from June 30, 2002, primarily due to trade finance receivables in Argentina.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$862	$787	10	$1,645	$1,509	9
Operating expenses	490	412	19	932	855	9
Provisions for benefits, claims and credit losses	100	93	8	197	185	6

Income before taxes	272	282	(4)	516	469	10
Income taxes	73	80	(9)	135	131	3

Net income	$199	$202	(1)	$381	$338	13

        Global Investment Management is comprised of Life Insurance and Annuities, Private Bank and Asset Management. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

        Global Investment Management net income of $199 million in the 2003 second quarter and $381 million in the 2003 six months decreased $3 million or 1% and increased $43 million or 13% from the comparable 2002 periods. Life Insurance and Annuities net income of $23 million in the 2003 second quarter and $42 million in the 2003 six months, which includes realized insurance investment portfolio gains/(losses), decreased $27 million or 54% and $18 million or 30% from the comparable 2002 periods. The decrease in income of $27 million in the 2003 second quarter primarily resulted from lower International Insurance Manufacturing (IIM) results of $32 million, driven by the absence of a 2002 second quarter Amparos reserve release in Latin America, and lower results in Mexico and Asia. The decrease in income of $18 million in the 2003 six-month period reflects lower IIM results of $21 million, primarily related to declines in Latin America. The decline in net income for Life Insurance and Annuities in both the 2003 second quarter and six-month periods was partially offset by declines in net realized insurance investment portfolio losses of $7 million, driven by prior-year impairments relating to WorldCom of $6 million.

        Private Bank net income was $138 million in the 2003 second quarter and $263 million in the 2003 six months, up $25 million or 22% and $39 million or 17% from the comparable 2002 periods, primarily resulting from increased client trading and lending revenues, partially offset by increased expenses including higher employee-related costs. Asset Management net income of $38 million in the 2003 second quarter decreased $1 million or 3% from the prior-year period, reflecting lower revenues largely offset by lower expenses. Net income of $76 million in the 2003 six months increased $22 million or 41% from the comparable 2002 six-month period, primarily reflecting decreased expenses, including the absence of prior-year charges related to Argentina, partially offset by lower revenues.

Life Insurance and Annuities

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$192	$199	(4)	$368	$327	13
Provision for benefits and claims	94	93	1	187	179	4
Operating expenses	66	31	NM	124	60	NM

Income before taxes	32	75	(57)	57	88	(35)
Income taxes	9	25	(64)	15	28	(46)

Net income	23	50	(54)	42	60	(30)
Less: realized insurance investment portfolio (gains)/losses, after-tax	(1)	6	NM	—	7	NM

Net income before realized investment portfolio gains/(losses)(1)	$22	$56	(61)	$42	$67	(37)

(1)
Net income from Continuing Operations before Realized Insurance Investment Portfolio Gains/(Losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized insurance investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

NM
Not meaningful

        Life Insurance and Annuities comprises International Insurance Manufacturing (IIM) and Citi Insurance Group (CIG). These businesses provide annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM primarily has operations in Mexico, EMEA, Latin America, Asia and Japan.

        Net income before realized insurance investment portfolio gains/(losses) of $22 million and $42 million for the 2003 second quarter and six months, respectively, decreased $34 million or 61% and $25 million or 37% from the comparable 2002 periods. The $34 million decrease in the 2003 second quarter primarily resulted from lower Latin America results of $25 million, lower Asia results of $3 million, lower Mexico results of $3 million and lower CIG results of $3 million. The Latin America decline primarily resulted from a 2002 second quarter Amparos reserve release. The $25 million decline in the six-month period reflects lower Latin America results of $22 million, primarily resulting from 2002 first quarter one-time items, including the impact of a benefits and claims reserve release of $6 million and foreign exchange gains on U.S. dollar-denominated investments of $11 million.

        Net realized insurance investment portfolio gains/(losses) decreased $7 million in both the 2003 second quarter and six-month periods, primarily due to prior-year impairments relating to WorldCom investments of $6 million.

        During the 2003 second quarter and six-month periods, Life Insurance and Annuities operating expenses of $66 million and $124 million increased $35 million and $64 million, respectively, from the comparable 2002 periods. These increases primarily reflect a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses and business volume growth. This change in presentation increased both revenues and expenses by $26 million and $51 million in the 2003 second quarter and six-month periods, respectively.

Private Bank

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$519	$428	21	$980	$851	15
Operating expenses	311	261	19	586	518	13
Provision for credit losses	6	—	NM	10	6	67

Income before taxes	202	167	21	384	327	17
Income taxes	64	54	19	121	103	17

Net income	$138	$113	22	$263	$224	17

Average assets (in billions of dollars)	$38	$29	31	$36	$29	24
Return on assets	1.46%	1.56%		1.47%	1.56%

Client business volumes under management (in billions of dollars)	$180	$163	10	$180	$163	10

NM
Not meaningful

        Private Bank provides personalized wealth management services for high-net-worth clients around the world. Private Bank net income was $138 million in the 2003 second quarter and $263 million in the 2003 six months, up $25 million or 22% and $39 million or 17% from the 2002 periods, primarily reflecting increased client trading and lending activity, partially offset by higher incentive compensation expense associated with higher revenues, higher technology related costs and an increase in the provision for credit losses.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits, and loans, were $180 billion at the end of the 2003 second quarter, up $17 billion or 10% from $163 billion at the end of the 2002 second quarter. The increase primarily reflects growth of $5 billion in other (principally custody) accounts and $4 billion in proprietary managed assets (collectively due to the inclusion of Banamex beginning August 2002, which added $8 billion to client business volumes as of June 30, 2003), and an increase of $5 billion in banking and fiduciary deposits and $5 billion in loans.

        Revenues, net of interest expense, were $519 million in the 2003 second quarter and $980 million in the 2003 six months, up $91 million or 21% and $129 million or 15% from the respective 2002 periods. The increases reflect higher client trading and lending activity in both the three- and six-month periods, partially offset by the absence of prior-year placement fees in the six-month period. In the 2003 second quarter and six months, the increased revenues reflect continued favorable trends in North America (including Mexico), up $37 million or 20% and $60 million or 16%, respectively, from the comparable 2002 periods, primarily in lending and client trading activity. International revenues increased $54 million or 22% from the 2002 second quarter and $69 million or 14% from the 2002 six months, primarily due to growth in Asia of $34 million or 44% and $38 million or 24% (client trading) and Japan of $17 million or 33% and $27 million or 27%, respectively (client trading).

        Operating expenses of $311 million and $586 million in the 2003 second quarter and six months were up $50 million or 19% and $68 million or 13% from the respective 2002 periods, primarily reflecting increased incentive compensation associated with higher revenues, and increased technology related costs. In the 2003 second quarter and six months, the increased expenses reflect the increase in revenues in North America (including Mexico), with expenses up $14 million or 16% and $24 million or 14%, respectively, from the comparable 2002 periods, driven by higher incentive compensation, severance and technology related costs. International expenses increased $36 million or 21% from the 2002 second quarter and $44 million or 13% from the 2002 six months, primarily due to growth in Asia of $18 million or 40% and $25 million or 28%, respectively (employee related costs including incentive compensation), and Japan of $8 million or 28% and $15 million or 26%, respectively (incentive compensation).

        The provision for credit losses was $6 million and $10 million in the 2003 second quarter and six months, up $6 million and $4 million from the respective 2002 periods. The increase primarily reflects higher write-offs in Japan and an increase in the loan loss reserve in Mexico during the 2003 second quarter. The 2003 six-month period was partially offset by lower write-offs in EMEA. Net credit losses in the 2003 second quarter remained at a nominal level of 0.05% of average loans outstanding. Loans 90 days or more past due as of June 30, 2003 were $140 million or 0.42% of total loans outstanding, compared with $193 million or 0.67% as of June 30, 2002. The decline of $53 million primarily reflects decreases in EMEA.

        Average assets of $38 billion in the 2003 second quarter increased $9 billion or 31% from $29 billion in the 2002 second quarter. The increase from the prior-year period was primarily related to increased lending activity (higher mortgage financing and re-financing, tailored loans and margin lending) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

Asset Management

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$151	$160	(6)	$297	$331	(10)
Operating expenses	113	120	(6)	222	277	(20)

Income before taxes	38	40	(5)	75	54	39
Income taxes (benefits)	—	1	NM	(1)	—	NM

Net income	$38	$39	(3)	$76	$54	41

Assets under management (in billions of dollars)(1)	$177	$159	11	$177	$159	11

(1)
Includes $31 billion and $28 billion in 2003 and 2002, respectively, for Private Bank clients.

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

        Net income of $38 million in the 2003 second quarter decreased $1 million or 3% from the prior-year period, reflecting lower revenues largely offset by lower expenses. Net income of $76 million in the 2003 six months increased $22 million or 41% from the comparable 2002 six-month period, primarily reflecting decreased expenses, including the absence of prior-year charges related to Argentina, partially offset by lower revenues.

        Assets under management for the 2003 second quarter were $177 billion, an increase of $18 billion or 11% from the 2002 second quarter, primarily reflecting Institutional long-term product flows.

        Revenues, net of interest expense, of $151 million and $297 million in the 2003 second quarter and six months decreased $9 million or 6% and $34 million or 10% from the respective 2002 periods. The decreases were primarily due to the impact of increased insurance costs on fees earned in a Latin America Retirement Services business and lower business volumes in Mexico, partially offset by the absence of a prior-year pesification loss in Argentina. The 2003 six-month period was negatively impacted by foreign currency translation in Argentina and Mexico, and reduced fee revenues due to changes in product mix, partially offset by the absence of significant peso devaluations in Argentina in the 2002 first quarter.

        Operating expenses of $113 million and $222 million in the 2003 second quarter and six months declined $7 million or 6% and $55 million or 20% from the respective 2002 periods, primarily reflecting continued expense management, including a decline in incentive compensation. The 2003 six-month period was additionally negatively impacted by foreign currency translation in Argentina and Mexico, partially offset by the absence of 2002 first-quarter restructuring charges in Argentina (Latin America Retirement Services).

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$117	($52)	$153	$55
Operating expenses	61	45	114	92
Provision for credit losses	1	(1)	1	(1)

Income before taxes and minority interest	55	(96)	38	(36)
Income taxes (benefits)	27	(35)	23	(9)
Minority interest, after-tax	17	9	25	8

Net Income (loss)	$11	($70)	($10)	($35)

        Proprietary Investment Activities is comprised of Citicorp's proprietary Private Equity investments, including venture capital activities, and Other Investment Activities which includes Citicorp's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and Citicorp's Alternative Investments (CAI) business, for which the net profits on products distributed through Citicorp's Asset Management and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

        Revenues, net of interest expense, in the 2003 second quarter of $117 million increased $169 million from the 2002 second quarter, reflecting higher Private Equity revenues of $159 million, primarily from higher net mark-to-market and realized gains and higher Other Investment Activities revenues of $10 million, primarily related to Hedge Funds, partially offset by higher net impairment write-downs in Private Equity. Operating expenses of $61 million in the 2003 second quarter increased $16 million from the 2002 second quarter primarily reflecting increased expenses in Private Equity of $11 million and in CAI of $5 million. Minority interest, after-tax, of $17 million in the 2003 second quarter increased $8 million from the prior-year period primarily due to the net impact of majority-owned hedge funds established in late 2002.

        For the 2003 six months, revenues, net of interest expense, of $153 million increased $98 million from the 2002 six-month period, primarily reflecting higher Private Equity results of $92 million, including lower funding costs, higher net realized gains and higher fee/dividend income, and higher Other Investment Activities results of $6 million. Operating expenses of $114 million in the 2003 six-month period increased $22 million from the 2002 six-month period primarily reflecting increased expenses in CAI of $11 million and in Private Equity of $10 million, primarily relating to higher variable costs associated with increased transaction volumes. Minority interest, after-tax, of $25 million in the 2003 six-month period increased $17 million from the comparable 2002 period primarily due to the net impact of majority-owned hedge funds established in late 2002.

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

        As of June 30, 2003 and June 30, 2002, Private Equity included assets of $6.100 billion and $6.861 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in assets reflects the impacts of sales, lower net mark-to-market valuations and impairment write-downs.

        Revenues for Private Equity, net of interest expense, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Net realized gains/(losses)(1)	$161	$114	$202	$181
Public mark-to-market	122	(98)	125	116
Net impairment (write-downs)/write-ups(2)	(220)	(71)	(236)	(232)
Other(3)	7	(34)	(11)	(77)

Revenues, net of interest expense	$70	($89)	$80	($12)

(1)
Includes the changes in unrealized gains/(losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes private valuation adjustments.

(3)
Includes net investment income, management fees and funding costs.

        Revenues, net of interest expense, of $70 million in the 2003 second quarter increased $159 million from the 2002 second quarter primarily relating to higher net public mark-to-market gains of $220 million, higher net realized gains on sales of investments of $47 million and higher other revenues of $41 million (lower funding costs and higher fees/dividends), partially offset by higher impairment write-downs of $149 million, primarily related to the write-down of a Latin American fund. The 2002 second quarter included impairments on investments related to Argentina of $53 million.

        For the 2003 six months, revenues, net of interest expense, of $80 million increased $92 million from the 2002 six-month period primarily relating to higher other revenues of $66 million (lower funding costs and higher fees/dividends) and higher net realized gains on sales of investments of $21 million.

        Other Investment Activities includes CAI, various proprietary investments, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

        As of June 30, 2003, Other Investment Activities included assets of $1.576 billion, including $945 million in hedge funds, the majority of which represents money managed for TPC, $511 million in the LDC Debt/Refinancing portfolios and $120 million in other assets. As of June 30, 2002, total assets of Other Investment Activities were $2.004 billion, including $1.058 billion in hedge funds, $691 million in the LDC Debt/Refinancing portfolios and $255 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
LDC Debt/Refinancing portfolios	$3	$3	$6	$8
Hedge fund investments	36	17	50	28
Other	8	17	17	31

Revenues, net of interest expense	$47	$37	$73	$67

        Revenues, net of interest expense, in the 2003 second quarter of $47 million, increased $10 million from the 2002 second quarter, primarily resulting from a $19 million increase in hedge fund results, resulting from higher mark-to-market valuations on an emerging markets fund, partially offset by lower CAI results of $8 million.

        For the 2003 six months, revenues, net of interest expense, of $73 million increased $6 million from the 2002 six-month period, primarily resulting from a $22 million increase in hedge fund results, partially offset by lower CAI results of $14 million.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

CORPORATE/OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$138	$200	$314	$393
Operating expenses	179	124	398	315
Provisions for benefits, claims, and credit losses	(2)	(6)	(2)	(15)

Income (loss) before taxes and minority interest	(39)	82	(82)	93
Income taxes (benefits)	(21)	29	(4)	43
Minority interest, after-tax	5	4	11	11

Net Income (loss)	$(23)	$49	$(89)	$39

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations and taxes not allocated to the individual businesses.

        Revenues, net of interest expense, of $138 million and $314 million in the 2003 second quarter and six months decreased $62 million and $79 million, respectively, from the 2002 periods. The decline in revenues primarily resulted from lower net treasury results of $57 million and $82 million in the 2003 second quarter and six-month periods, respectively, reflecting increased funding costs not allocated to the individual businesses and the impact of increased borrowing levels. The 2003 second quarter decline also reflects the impact of lower intersegment eliminations.

        Operating expenses of $179 million and $398 million in the 2003 second quarter and six months increased $55 million and $83 million, respectively, from the 2002 periods. The increases in expenses in both the 2003 second quarter and six-month periods reflect higher net unallocated corporate costs and higher employee-related expenses, partially offset by lower intersegment eliminations.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: weak global economic conditions; sovereign or regulatory actions; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the continued economic crisis in Argentina; future actions or decisions by the Argentine government or judiciary; the ultimate resolution of the redenomination issue in Argentina; the impact of the restructuring plan for voluntary annuity holders in Argentina; the realizability of government obligations in Argentina; possible changes to various stock-based compensation plan provisions for future awards; the effect of applying SFAS 123, SFAS 149, SFAS 150 and FIN 46; current economic conditions in Japan, including rising bankruptcy filings and unemployment rates; the credit performance of the portfolios, portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal proceedings and related matters.

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

        The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

  •
  Integration of Business and Risk Management—Risk management is integrated within the business plan and strategy.
  •
  Risk Ownership—All risks and resulting returns are owned and managed by an accountable business unit.
  •
  Independent Oversight—Risk limits are approved by both business management and independent risk management.
  •
  Policies—All risk management policies are clearly and formally documented.
  •
  Risk Identification and Measurement—All risks are measured using defined methodologies, including stress testing.
  •
  Limits and Metrics—All risks are managed within a limit framework.
  •
  Risk Reporting—All risks are comprehensively reported across the organization.

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

Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2003	1st Qtr. 2003	4th Qtr. 2002	3rd Qtr. 2002	2nd Qtr. 2002
Allowance for credit losses at beginning of period	$11,449	$11,501	$10,720	$10,437	$10,520

Provision for credit losses
Consumer	1,888	1,939	1,911	2,021	1,792
Corporate	296	113	779	668	265

	2,184	2,052	2,690	2,689	2,057

Gross credit losses:
Consumer
In U.S. offices	1,383	1,496	1,448	1,414	1,520
In offices outside the U.S.	832	726	747	797	679
Corporate
In U.S. offices	157	56	330	164	190
In offices outside the U.S.	174	173	268	369	178

	2,546	2,451	2,793	2,744	2,567

Credit recoveries:
Consumer
In U.S. offices	173	192	188	180	188
In offices outside the U.S.	158	144	162	130	106
Corporate(1)
In U.S. offices	19	—	47	19	81
In offices outside the U.S.	57	31	57	53	25

	407	367	454	382	400

Net credit losses
In U.S. offices	1,348	1,360	1,543	1,379	1,441
In offices outside the U.S.	791	724	796	983	726

	2,139	2,084	2,339	2,362	2,167

Other—net(2)	73	(20)	430	(44)	27

Allowance for credit losses at end of period	$11,567	$11,449	$11,501	$10,720	$10,437

Allowance for credit losses on letters of credit(3)	167	167	167	110	110

Total allowance for loans, leases, lending commitments and letters of credit	$11,734	$11,616	$11,668	$10,830	$10,547

Net consumer credit losses	$1,884	$1,886	$1,845	$1,901	$1,905
As a percentage of average consumer loans	2.28%	2.29%	2.30%	2.58%	2.70%

Net corporate credit losses	$255	$198	$494	$461	$262
As a percentage of average corporate loans	0.98%	0.78%	1.87%	1.75%	0.98%

(1)
Includes amounts recognized under credit default swaps purchased from third parties.

(2)
Primarily includes foreign currency translation effects and the addition of allowance for credit losses of $452 million related to the acquisition of Golden State Bancorp in the 2002 fourth quarter.

(3)
Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
Corporate cash-basis loans(1)
In U.S. offices	$955	$699	$848	$810	$697
In offices outside the U.S.	3,227	3,360	3,118	3,093	3,129

Total	$4,182	$4,059	$3,966	$3,903	$3,826

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$126	$105	$115	$202	$248
In offices outside the U.S.	52	52	55	65	69

Total	$178	$157	$170	$267	$317

Consumer loans on which accrual of interest has been suspended
In U.S. offices	$2,966	$3,077	$3,114	$3,017	$3,072
In offices outside the U.S.	2,800	2,883	2,792	2,582	2,373

Total	$5,766	$5,960	$5,906	$5,599	$5,445

Accruing loans 90 or more days delinquent(2)
In U.S. offices	$2,493	$2,488	$2,639	$2,063	$2,020
In offices outside the U.S.	436	353	447	562	718

Total	$2,929	$2,841	$3,086	$2,625	$2,738

(1)
Excludes cash-basis loans for the Investment Activities businesses for the second, third and fourth quarters of 2002 which were $51 million, $93 million and $18 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003, and CitiCapital for all periods, which is now included as part of Consumer loans on which accrual of interest has been suspended for all periods.

(2)
Substantially all consumer loans, of which $1.767 billion, $1.735 billion, $1.764 billion, $1.250 billion, and $1.257 billion are government-guaranteed student loans and Federal Housing Authority mortgages at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002, and June 30, 2002, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
Other real estate owned(1)
Consumer	$479	$509	$495	$473	$458
Corporate	60	59	53	81	123

Total other real estate owned	$539	$568	$548	$554	$581

Other repossessed assets(2)	$228	$255	$230	$227	$320

(1)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2)
Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

CONSUMER PORTFOLIO REVIEW

        In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The specific write-off criteria is set according to loan product and country.

        Commercial Markets, which is included within Retail Banking, includes loans and leases made principally to small and middle market businesses. Commercial Markets loans are placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Commercial Markets non-accrual loans are not strictly determined on a delinquency basis, therefore they have been presented as a separate component in the consumer credit disclosures.

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting see the Cards business on Page 11 and Note 10 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans		90 Days or More Past Due(1)		Average Loans	Net Credit Losses(1)
Product View:	June 30, 2003	June 30, 2003	Mar. 31, 2003	June 30, 2002	2nd Qtr. 2003	2nd Qtr. 2003	1st Qtr. 2003	2nd Qr. 2002
Cards	$123.2	$2,313	$2,406	$2,260	$124.5	$1,887	$1,832	$1,841
Ratio		1.88%	1.92%	1.86%		6.08%	5.86%	6.23%
North America	111.1	2,066	2,180	2,025	112.7	1,751	1,715	1,719
Ratio		1.86%	1.91%	1.83%		6.23%	6.04%	6.38%
International	12.1	247	226	235	11.8	136	117	122
Ratio		2.04%	1.97%	2.17%		4.60%	4.09%	4.64%
Consumer Finance	90.4	2,182	2,183	2,166	89.8	897	855	724
Ratio		2.41%	2.45%	2.62%		4.01%	3.91%	3.60%
North America	70.0	1,681	1,786	1,828	69.1	514	513	470
Ratio		2.40%	2.60%	2.97%		2.98%	3.06%	3.10%
International	20.4	501	397	338	20.7	383	342	254
Ratio		2.45%	1.93%	1.61%		7.43%	6.69%	5.16%
Retail Banking	112.6	3,706	3,644	3,037	114.7	165	120	172
Ratio		3.29%	3.18%	3.46%		0.58%	0.42%	0.79%
North America	79.5	2,385	2,357	1,890	81.7	60	34	95
Ratio		3.00%	2.87%	3.44%		0.29%	0.17%	0.69%
International	33.1	1,321	1,287	1,147	33.0	105	86	77
Ratio		3.99%	3.95%	3.50%		1.28%	1.07%	0.97%
Private Bank(2)	33.3	140	157	193	32.7	4	2	—
Ratio		0.42%	0.49%	0.67%		0.05%	0.03%	0.00%
Other Consumer	1.1	—	—	—	1.2	—	—	(1)

Managed loans (excluding Commercial Markets)(3)	$360.6	$8,341	$8,390	$7,656	$362.9	$2,953	$2,809	$2,736
Ratio		2.31%	2.31%	2.38%		3.26%	3.14%	3.48%

Securitized receivables (all in North America Cards)	(72.0)	(1,385)	(1,413)	(1,228)	(71.1)	(1,159)	(1,024)	(989)
Credit card receivables held-for-sale(4)	(3.0)	(58)	(61)	(107)	(3.0)	(49)	(78)	(92)

On-balance sheet loans (excluding Commercial Markets)(5)	$285.6	$6,898	$6,916	$6,321	$288.8	$1,745	$1,707	$1,655
Ratio		2.41%	2.40%	2.53%		2.42%	2.38%	2.72%

		Cash-Basis Loans				Net Credit Losses(1)
Commercial Markets Groups(6)	$42.3	$1,165	$1,250	$1,161	$43.0	$139	$179	$250
Ratio		2.76%	2.88%	2.95%		1.30%	1.65%	2.55%

Total Consumer Loans(5)	$327.9				$331.8	$1,884	$1,886	$1,905

Regional View:
North America (excluding Mexico)	$274.3	$5,860	$6,085	$5,400	$277.0	$2,306	$2,253	$2,214
Ratio		2.14%	2.19%	2.27%		3.34%	3.27%	3.80%
Mexico	6.6	358	323	429	6.7	19	12	69
Ratio		5.39%	5.03%	6.22%		1.12%	0.81%	3.89%
EMEA	30.2	1,412	1,304	1,064	30.1	169	114	101
Ratio		4.67%	4.52%	4.16%		2.26%	1.61%	1.66%
Japan	15.9	333	284	264	16.2	349	315	226
Ratio		2.10%	1.63%	1.32%		8.64%	7.28%	4.79%
Asia (excluding Japan)	30.6	325	329	389	29.9	104	99	97
Ratio		1.06%	1.13%	1.39%		1.40%	1.40%	1.39%
Latin America	3.0	53	65	110	3.0	6	16	29
Ratio		1.80%	2.19%	3.22%		0.83%	2.19%	3.31%

Managed loans (excluding Commercial Markets)(3)	$360.6	$8,341	$8,390	$7,656	$362.9	$2,953	$2,809	$2,736
Ratio		2.31%	2.31%	2.38%		3.26%	3.14%	3.48%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Investment Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting above.

(4)
Included within Other Assets on the Consolidated Statement of Financial Position.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $1.8 billion and $1.1 billion, respectively, for the second quarter of 2003, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

(6)
Includes CitiCapital collateral-dependent loans.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	June 30, 2003	Mar. 31, 2003	June 30, 2002	2nd Qtr. 2003	1st Qtr. 2003	2nd Qtr. 2002
Total managed(1) (including Commercial Markets)	$402.9	$405.8	$361.2	$405.9	$407.3	$354.8
Securitized receivables (all in North America Cards)	(72.0)	(71.0)	(65.8)	(71.1)	(67.7)	(65.2)
Credit card receivables held-for-sale(2)	(3.0)	(3.0)	(6.5)	(3.0)	(5.1)	(6.5)

On-balance sheet(3) (including Commercial Markets)	$327.9	$331.8	$288.9	$331.8	$334.5	$283.1

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting above.

(2)
Included within Other Assets on the Consolidated Statement of Financial Position.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $1.8 billion and $1.1 billion, respectively, for the second quarter of 2003 and approximately $0.8 billion and $1.0 billion, respectively, for the first quarter of 2003, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.341 billion or 2.31% of loans at June 30, 2003, compared to $8.390 billion or 2.31% of loans at March 31, 2003 and $7.656 billion or 2.38% at June 30, 2002. Total cash-basis loans in Commercial Markets were $1.165 billion or 2.76% of loans at June 30, 2003, compared to $1.250 billion or 2.88% of loans at March 31, 2003 and $1.161 billion or 2.95% of loans at June 30, 2002. Total managed net credit losses (excluding Commercial Markets) in the 2003 second quarter were $2.953 billion and the related loss ratio was 3.26%, compared to $2.809 billion and 3.14% in the 2003 first quarter and $2.736 billion and 3.48% in the 2002 second quarter. In Commercial Markets total net credit losses were $139 million and the related loss ratio was 1.30% in the 2003 second quarter, compared to $179 million and 1.65% in the 2003 first quarter and $250 million and 2.55% in the 2002 second quarter. For a discussion of trends by business, see business discussions on pages 11 - 16 and page 21.

        Citicorp's allowance for credit losses of $11.567 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $7.136 billion at June 30, 2003, $7.070 billion at March 31, 2003 and $6.386 billion at June 30, 2002. The increase in the allowance for credit losses from a year ago was primarily due to a $452 million addition associated with the acquisition of GSB and a $206 million increase in Citi Cards established in accordance with 2002 Federal Financial Institutions Examination Council (FFIEC) guidance related to past due interest and late fees. The level of the consumer allowance was also impacted by deteriorating credit in the Consumer Finance portfolio in Japan.

        On balance sheet consumer loans of $327.9 billion increased $39.0 billion or 13% from June 30, 2002. The increase from a year ago was primarily driven by the addition of GSB loans, mortgage and student loan growth in Consumer Assets, increases in real estate-secured loans in the Private Bank and Consumer Finance and the impact of strengthening currencies in EMEA and Asia. These increases were partially offset by declines in Japan, CitiCapital and North America Cards. The decline in Japan reflected the 2002 third quarter sale of the Retail Banking mortgage portfolio combined with continued contraction in the Consumer Finance portfolio. Loans in CitiCapital declined as the business continued to work through the liquidation of non-core portfolios. On-balance sheet loans in North America Cards, excluding Mexico, were down $2.7 billion or 7% from a year ago, reflecting the 2003 second quarter sale of $1.7 billion of non-strategic portfolios and increased levels of securitizations.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 second quarter due to current economic conditions in that country, including rising bankruptcy filings and unemployment rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

CORPORATE PORTFOLIO REVIEW

        Corporate loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value.

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	June 30, 2002
Corporate Cash-Basis Loans(1)
Capital Markets and Banking	$3,669	$3,520	$3,394	$3,187
Transaction Services	513	539	572	639

Total Corporate Cash-Basis Loans	$4,182	$4,059	$3,966	$3,826

Net Credit Losses
Capital Markets and Banking	$254	$189	$470	$258
Transaction Services	1	9	5	3
Other	—	—	19	1

Total Net Credit Losses	$255	$198	$494	$262

Corporate Allowance for Credit Losses	$4,431	$4,379	$4,480	$4,051
Corporate Allowance for Credit Losses on Letters of Credit(2)	167	167	167	110

Total Corporate Allowance for Loans, Leases, Lending Commitments and Letters of Credit	$4,598	$4,546	$4,647	$4,161

Corporate Allowance As a Percentage of Total Corporate Loans(3)	4.07%	4.17%	4.17%	3.61%

(1)
Excludes cash-basis loans for the Investment Activities businesses for the second quarter of 2002 and the fourth quarter of 2002 which totaled $51 million and $18 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003.

(2)
Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

(3)
Does not include the allowance for letters of credit.

        Corporate cash-basis loans were $4.182 billion, $4.059 billion, $3.966 billion and $3.826 billion at June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002, respectively. Cash-basis loans increased $356 million from June 30, 2002 due to increases in Capital Markets and Banking, partially offset by decreases in Transaction Services. The increase in Capital Markets and Banking primarily reflects increases in the power and energy industry, as well as corporate borrowers in Brazil, Hong Kong, Australia, Mexico and Singapore. Transaction Services decreased primarily due to decreases in trade finance receivables in Argentina. Cash-basis loans increased $123 million from March 31, 2003 primarily due to increases in Capital Markets and Banking, primarily reflecting increases in the power and energy industry, as well as corporate borrowers in Singapore, Australia, and Brazil.

        Total corporate Other Real Estate Owned (OREO) was $60 million, $59 million, $53 million and $123 million at June 30, 2003, March 31, 2003, December 31, 2002 and June 30, 2002, respectively. The $63 million decrease from June 30, 2002 is primarily due to continued improvements in the North America real estate portfolio.

        Total corporate loans outstanding at June 30, 2003 were $109 billion as compared to $105 billion at March 31, 2003, $107 billion at December 31, 2002 and $112 billion at June 30, 2002.

        Total corporate net credit losses of $255 million in the 2003 second quarter decreased $7 million compared to the 2002 second quarter, and increased $57 million compared to the 2003 first quarter, primarily due to Capital Markets and Banking. The $7 million decrease from the 2002 second quarter is primarily due to lower net credit losses in the telecommunications industry and Argentina, partially offset by higher net credit losses in the power and energy industry and various corporate borrowers in Brazil. The $57 million increase from the 2003 first quarter is primarily due to increased net credit losses in the power and energy industry and Brazil, partially offset by decreases in Argentina.

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

        Citicorp's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.734 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses for loans, leases, lending commitments and letters of credit attributed to the corporate portfolio was $4.598 billion at June 30, 2003, compared to $4.546 billion at March 31, 2003, $4.647 billion at December 31, 2002 and $4.161 billion at June 30, 2002.

The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 4.07% at June 30, 2003, as compared to 4.17%, 4.17%, and 3.61%, at March 31, 2003, December 31, 2002 and June 30, 2002, respectively. The $437 million increase in total corporate reserves from June 30, 2002 primarily reflects additional reserves established as a result of the impact of deterioration in the power and energy industry, partially offset by the utilization of reserves established for Argentina and the telecommunications industry. The $52 million increase in the total corporate allowance from the 2003 first quarter primarily reflects additional reserves for the power and energy industry, partially offset by the utilization of reserves established for Brazil and Argentina. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve compared to 2002 levels despite continued weak global economic conditions, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 26.

MARKET RISK MANAGEMENT PROCESS

        Market risk at Citicorp—like credit risk—is managed through corporate-wide standards and business policies and procedures. Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risks at the Citigroup-level. Each business is required to establish, and have approved by independent market risk management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	June 30, 2003								December 31, 2002
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments(2)
Germany	$4.7	$2.9	$2.0	$9.6	$8.9	$6.1	$15.7	$7.6	$11.9	$8.5
Italy	0.5	6.4	0.9	7.8	7.6	2.0	9.8	2.0	8.4	1.6
Mexico	0.3	2.8	4.4	7.5	3.6	1.0	8.5	0.6	8.8	0.5
Canada	0.7	—	1.4	2.1	1.9	4.7	6.8	1.7	5.1	1.9
Brazil	0.4	0.2	3.0	3.6	1.8	3.0	6.6	—	7.5	—
Switzerland	3.0	0.9	1.8	5.7	5.3	0.3	6.0	2.0	3.4	1.6

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% of total funding at June 30, 2003 and December 31, 2002, are broadly diversified by both geography and customer segments.

        Stockholder's equity, which grew $2.2 billion during the first six months of 2003 to $75.7 billion at June 30, 2003, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the second quarter was $82.6 billion, compared with $78.4 billion at year-end 2002.

        Asset securitization programs remain an important source of liquidity. Loans securitized and sold during the first six months of 2003 included $9.6 billion of U.S. credit cards and $28.9 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In the 2003 second quarter, the scheduled amortization of certain credit card securitization transactions made available $3.4 billion of new receivables. In addition, at least $6.9 billion of credit card securitization transactions are scheduled to amortize during 2003.

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

        Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citicorp, which is a bank holding company, maintains combined liquidity reserves of cash, securities and unused bank lines of credit to support its combined outstanding commercial paper.

        Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $2.6 billion as of June 30, 2003 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At June 30, 2003, this requirement was exceeded by approximately $61.1 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), indirect subsidiaries of Citicorp.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

        Citicorp, and some of its nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum comprised of Citigroup's Chief Financial Officer, Chief Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One objective of the Global ALCO is to monitor and review the overall liquidity and balance sheet position of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

        Liquidity limits establish boundaries for potential market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, the experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or net providers of liquidity.

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citicorp's liquidity. For bank entities these include measures of liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. In addition, several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and the Broker/Dealer, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citicorp's access to the markets. Citicorp market triggers are monitored by the Corporate Treasurer and the independent Senior Treasury Risk Officer and are discussed with the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

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

        Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent Company and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base, a significant portion of which is expected to be long-term and stable and is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citicorp's strong capital position. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates.

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

Securitization of Citicorp's Assets

        In certain off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations Citicorp is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position. Under generally accepted accounting principles, the assets and liabilities of these qualifying SPEs do not appear in Citicorp's Consolidated Statement of Financial Position. At June 30, 2003 and December 31, 2002, the total amount of loans securitized and outstanding was $211 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $2.131 billion at June 30, 2003.

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.5	$11.0	$0.2	$2.2	$7.7	$—
Proceeds from collections reinvested in new receivables	35.4	—	—	32.6	—	—
Servicing fees received	0.3	0.1	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.0	—	—	0.9	0.1	—

(1)
Other includes auto loans and other assets.

        The following table summarizes certain cash flows received from and paid to securitization trusts during the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$9.6	$19.7	$0.4	$5.7	$14.1	$0.2
Proceeds from collections reinvested in new receivables	69.1	—	—	65.9	—	—
Servicing fees received	0.6	0.1	—	0.6	0.2	—
Cash flows received on retained interests and other net cash flows	2.0	—	—	1.9	0.1	0.1

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

        At June 30, 2003 and December 31, 2002, total assets in the credit card trusts were $84 billion and $84 billion, respectively. Of that amount at June 30, 2003 and December 31, 2002, $72 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $12 billion and $17 billion, respectively, is included in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interests and reserves for credit losses inherent in the portfolio. Amounts receivable from the trusts were $1.123 billion and $1.112 billion, respectively, and amounts due to the trusts were $914 million and $889 million, respectively, at June 30, 2003 and December 31, 2002. The Company also holds an interest-only strip of $709 million at June 30, 2003 that arose from the calculation of gain or loss at the time assets were sold to the trusts. The Company recorded gains of $69 million and $215 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations during the second quarter and first six months of 2003, respectively.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $185 million and $59 million during the three months ended June 30, 2003 and 2002, respectively, and $321 million and $94 million during the first six months of 2003 and 2002, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. Following certain actions taken to restructure multi-seller finance companies, we have determined that they will not need to be consolidated under FIN 46. All fees are charged on a market basis. At June 30, 2003 and December 31, 2002, total assets in the conduits were $46 billion and $49 billion, respectively, and liabilities were $46 billion and $49 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions.

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

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitment as of June 30, 2003 and December 31, 2002.

In millions of dollars	June 30, 2003	December 31, 2002
Financial standby letters of credit and foreign office guarantees	$33,521	$31,670
Performance standby letters of credit and foreign office guarantees	8,374	7,320
Commercial and similar letters of credit	4,535	4,965
One- to four-family residential mortgages	3,687	3,990
Revolving open-end loans secured by one- to four-family residential properties	11,624	10,297
Commercial real estate, construction and land development	1,372	1,757
Credit card lines(1)	434,543	407,822
Commercial and other consumer loan commitments(2)	213,237	216,194

Total	$710,893	$684,015

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes $128 billion and $135 billion with original maturity of less than one year at June 30, 2003 and December 31, 2002, respectively.

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

Citicorp Ratios

	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002
Tier 1 capital	8.40%	8.51%	8.11%
Total capital (Tier 1 and Tier 2)	12.61%	12.81%	12.31%
Leverage(1)	6.44%	6.68%	6.82%
Common stockholders' equity	9.97%	10.08%	10.11%

(1)
Tier 1 capital divided by adjusted average assets.

        Citicorp maintained its well-capitalized capital position during the second quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $69.9 billion at June 30, 2003, representing 12.61% of risk-adjusted assets. This compares with $70.3 billion and 12.81% at March 31, 2003 and $68.7 billion and 12.31% at December 31, 2002. Tier 1 capital of $46.6 billion at June 30, 2003 represented 8.40% of risk-adjusted assets, compared to $46.7 billion and 8.51% at March 31, 2003 and $45.3 billion and 8.11% at December 31, 2002. The Tier 1 capital ratio at June 30, 2003 was above Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002
Tier 1 capital
Common stockholder's equity	$75,706	$74,784	$73,540
Qualifying mandatorily redeemable securities of subsidiary trusts	1,103	1,095	1,095
Minority interest(1)	802	779	1,275
Less: Net unrealized gains on securities available-for-sale(2)	(1,304)	(814)	(814)
Accumulated net gains on cash flow hedges, net of tax	(1,471)	(1,262)	(1,454)
Intangible assets:
Goodwill	(24,682)	(24,328)	(24,683)
Other intangible assets	(3,294)	(3,343)	(3,407)
Unrealized marketable equity securities losses(2)	—	(4)	—
Other	(262)	(217)	(270)

Total Tier 1 capital	46,598	46,690	45,282

Tier 2 capital
Allowance for credit losses(3)	7,106	7,050	7,183
Qualifying debt(4)	16,165	16,535	16,208
Unrealized marketable equity securities gains(2)	58	—	26

Total Tier 2 capital	23,329	23,585	23,417

Total capital (Tier 1 and Tier 2)	$69,927	$70,275	$68,699

Risk-adjusted assets(5)	$554,486	$548,617	$558,035

(1)
The decrease in minority interest during the first quarter reflects the redemption of $500 million of REIT preferred stock.

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

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $23.6 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 2003, compared to $23.5 billion as of March 31, 2003 and $25.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $5.5 billion at June 30, 2003 and $6.4 billion at March 31, 2003 and $6.3 billion at December 31, 2002. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

        Common stockholder's equity increased a net $2.2 billion during the first six months of 2003 to $75.7 billion at June 30, 2003, representing 9.97% of assets, compared to $73.5 billion and 10.11% at year-end 2002. The increase in common stockholder's equity during the first six months of 2003 principally reflected net income of $6.3 billion, offset by dividends declared on common stock of $4.1 billion. The decrease in the common stockholder's equity ratio during the first six months of 2003 reflected the above items, and was more than offset by the increase in total assets.

        The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at June 30, 2003 and December 31, 2002 were $1.103 billion and $1.095 billion, respectively. For both the six months ended June 30, 2003 and 2002, interest expense of the trust securities amounted to $38 million. The continued consolidation of the Issuer Trusts and the appropriate balance sheet classification of trust preferred securities is currently under review pursuant to FIN 46. Although the Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital. If Tier 2 capital treatment had been required at June 30, 2003, Citicorp would remain "well capitalized" under the Federal bank regulatory agencies definitions.

        Citicorp's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At June 30, 2003, all of Citicorp's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

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

        As of June 30, 2003, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $5.9 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, as of June 30, 2003, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $4.7 billion of the available $5.9 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

Citibank, N.A. Ratios

	June 30, 2003	March 31, 2003	December 31, 2002
Tier 1 capital	8.41%	8.46%	8.40%
Total capital (Tier 1 and Tier 2)	12.63%	12.69%	12.58%
Leverage(1)	6.39%	6.72%	7.00%
Common stockholder's equity	7.46%	7.56%	7.89%

(1)
Tier 1 capital divided by adjusted average assets.

        Citibank's net income for the second quarter of 2003 amounted to $1.8 billion. During the quarter, Citibank paid dividends of $2.3 billion to Citicorp (Citibank's parent company).

        Total subordinated notes issued to Citicorp that were outstanding at June 30, 2003, March 31, 2003 and December 31, 2002 and included in Citibank's Tier 2 Capital amounted to $11.5 billion at each date.

        The Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by the fourth quarter of 2003 and implement a new framework by year-end 2006. The U.S. banking regulators issued an advance notice of proposed rule making in July 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup, Citicorp and other large U.S. banks and bank holding companies. Citigroup and Citicorp are assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CONSOLIDATED FINANCIAL STATEMENTS
CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Interest revenue
Loans, including fees	$9,278	$9,480	$18,706	$18,611
Deposits with banks	293	247	556	522
Federal funds sold and securities purchased under agreements to resell	73	97	165	205
Investments, including dividends	1,102	1,344	2,306	2,306
Trading account assets	363	391	731	925
Loans held-for-sale	180	285	437	577

	11,289	11,844	22,901	23,146

Interest expense
Deposits	1,685	2,454	3,565	4,305
Trading account liabilities	12	15	23	28
Purchased funds and other borrowings	588	641	1,113	1,338
Long-term debt	885	994	1,822	1,977

	3,170	4,104	6,523	7,648

Net interest revenue	8,119	7,740	16,378	15,498
Benefits, claims, and credit losses
Policyholder benefits and claims	148	154	296	294
Provision for credit losses	2,184	2,057	4,236	4,616

Total benefits, claims, and credit losses	2,332	2,211	4,532	4,910

Net interest revenue after benefits, claims, and credit losses	5,787	5,529	11,846	10,588

Fees, commissions, and other revenue
Fees and commissions	2,787	2,857	5,490	5,689
Foreign exchange	930	748	1,837	1,293
Trading account	(296)	472	(313)	910
Investment transactions	128	(79)	240	(69)
Other revenue	1,932	1,045	3,256	1,883

	5,481	5,043	10,510	9,706

Operating expense
Salaries	2,658	2,332	5,246	4,638
Employee benefits	578	461	1,157	945

Total employee and related expenses	3,236	2,793	6,403	5,583
Net premises and equipment	903	796	1,778	1,573
Restructuring-related items	(1)	(40)	(13)	6
Other expense	2,549	2,391	5,015	4,719

	6,687	5,940	13,183	11,881

Income before income taxes and minority interest	4,581	4,632	9,173	8,413
Income taxes	1,323	1,567	2,760	2,863
Minority interest, net of income taxes	39	27	77	46
Net income	$3,219	$3,038	$6,336	$5,504

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

In millions of dollars	June 30, 2003 (Unaudited)	December 31, 2002(1)
Assets
Cash and due from banks	$16,921	$13,724
Deposits at interest with banks	18,757	16,382
Investments
Held to maturity	66	69
Available-for-sale and short-term and other (including $10,393 and $8,663 pledged to creditors at June 30, 2003 and December 31, 2002, respectively)	126,481	112,871
Venture capital	3,771	3,739

Total investments	130,318	116,679
Trading account assets (including $779 and $2,514 pledged to creditors at June 30, 2003 and December 31, 2002, respectively)	52,554	49,042
Loans held-for-sale	16,273	15,908
Federal funds sold and securities purchased under agreements to resell	12,787	5,277
Loans, net of unearned income
Consumer	329,695	337,681
Corporate	108,821	107,415

Loans, net of unearned income	438,516	445,096
Allowance for credit losses	(11,567)	(11,501)

Total loans, net	426,949	433,595
Goodwill	24,682	24,683
Intangible assets	6,821	7,525
Premises and equipment, net	6,500	6,573
Interest and fees receivable	5,177	5,453
Other assets	41,255	32,496

Total assets	$758,994	$727,337

Liabilities
Non-interest-bearing deposits in U.S. offices	$26,685	$29,746
Interest-bearing deposits in U.S. offices	152,119	146,859
Non-interest-bearing deposits in offices outside the U.S.	23,284	21,487
Interest-bearing deposits in offices outside the U.S.	252,576	238,644

Total deposits	454,664	436,736
Trading account liabilities	24,831	26,371
Purchased funds and other borrowings	67,268	68,852
Accrued taxes and other expense	10,425	10,533
Long-term debt	82,644	78,372
Other liabilities	43,456	32,933
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	39,955	39,966
Retained earnings	36,893	34,667
Accumulated other changes in equity from nonowner sources	(1,142)	(1,093)

Total stockholder's equity	75,706	73,540

Total liabilities and stockholder's equity	$758,994	$727,337

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars
	2003	2002
Balance at beginning of period	$73,540	$63,453
Net income	6,336	5,504
Net change in unrealized gains and losses on investment securities, after-tax	490	(161)
Net change in foreign currency translation adjustment, after-tax	(556)	(1,213)
Net change for cash flow hedges, after-tax	17	469

Total changes in equity from nonowner sources	6,287	4,599
Dividends paid	(4,110)	(2,013)
Employee benefit plans and other activity	(11)	10

Balance at end of period	$75,706	$66,049

Summary of changes in equity from nonowner sources
Net income	$6,336	$5,504
Other changes in equity from nonowner sources	(49)	(905)

Total changes in equity from nonowner sources	$6,287	$4,599

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars
	2003	2002
Cash flows from operating activities
Net income	$6,336	$5,504
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	4,236	4,616
Depreciation and amortization of premises and equipment	616	512
Restructuring-related items	(13)	6
Venture capital activity	(32)	333
Net (gain) loss on sale of securities	(240)	69
Changes in accruals and other, net	1,368	3,028
Net (increase) decrease in loans held for sale	(365)	389
Net increase in trading account assets	(3,512)	(14,846)
Net (decrease) increase in trading account liabilities	(1,540)	7,537

Total adjustments	518	1,644

Net cash provided by operating activities	6,854	7,148

Cash flows from investing activities
Net (increase) decrease in deposits at interest with banks	(2,375)	2,449
Securities—available for sale and short-term and other
Purchases	(99,879)	(224,601)
Proceeds from sales	50,259	194,910
Maturities	37,337	23,503
Net increase in federal funds sold and securities purchased under resale agreements	(7,510)	(767)
Net increase in loans	(8,270)	(19,820)
Proceeds from sales of loans	10,533	7,117
Business acquisitions	—	(2,682)
Capital expenditures on premises and equipment	(752)	(535)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	559	630

Net cash used in investing activities	(20,098)	(19,796)

Cash flows from financing activities
Net increase in deposits	17,928	20,264
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(2,235)	3,592
Net increase in commercial paper and funds borrowed	2,096	92
Proceeds from issuance of long-term debt	14,190	39,437
Repayment of long-term debt	(11,637)	(49,581)
Dividends paid	(4,110)	(2,013)

Net cash provided by financing activities	16,232	11,791

Effect of exchange rate changes on cash and due from banks	209	87

Net increase (decrease) in cash and due from banks	3,197	(770)
Cash and due from banks at beginning of period	13,724	13,568

Cash and due from banks at end of period	$16,921	$12,798

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,522	$7,297
Income taxes	2,329	3,057
Non-cash investing activities:
Transfers to repossessed assets	$543	$492

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

In millions of dollars	June 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and due from banks	$13,650	$10,522
Deposits at interest with banks	16,238	14,022
Investments
Held to maturity	59	59
Available-for-sale (including $1,253 and $871 pledged to creditors at June 30, 2003 and December 31, 2002, respectively)	87,759	76,917
Venture capital	790	1,211

Total investments	88,608	78,187
Trading account assets (including $54 and $203 pledged to creditors at June 30, 2003 and December 31, 2002, respectively)	48,501	45,612
Loans held-for-sale	2,069	9,920
Federal funds sold and securities purchased under agreements to resell	15,093	4,706
Loans, net of unearned income	297,517	302,650
Allowance for credit losses	(8,168)	(8,186)

Total loans, net	289,349	294,464
Goodwill	5,515	5,459
Intangible assets	4,436	4,174
Premises and equipment, net	3,882	4,078
Interest and fees receivable	3,323	3,395
Other assets	32,451	24,137

Total assets	$523,115	$498,676

Liabilities
Non-interest-bearing deposits in U.S. offices	$19,280	$19,155
Interest-bearing deposits in U.S. offices	93,060	90,243
Non-interest-bearing deposits in offices outside the U.S.	18,480	16,949
Interest-bearing deposits in offices outside the U.S.	220,195	206,327

Total deposits	351,015	332,674
Trading account liabilities	25,461	29,853
Purchased funds and other borrowings	48,631	48,517
Accrued taxes and other expense	6,431	5,821
Long-term debt and subordinated notes	17,868	18,903
Other liabilities	32,757	21,599
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	22,672	21,606
Retained earnings	16,393	17,523
Accumulated other changes in equity from nonowner sources(1)	(814)	(521)

Total stockholder's equity	40,952	41,309

Total liabilities and stockholder's equity	$523,115	$498,676

(1)
Amounts at June 30, 2003 and December 31, 2002 include the after-tax amounts for net unrealized gains on investment securities of $441 million and $408 million, respectively, for foreign currency translation of ($2.565) billion and ($2.089) billion, respectively, and for cash flow hedges of $1.310 billion and $1.160 billion, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three-and six-month periods ended June 30, 2003 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2002 Annual Report on Form 10-K.

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

2.     Accounting Changes

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively to all awards of Citigroup stock granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

        Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
		2003	2002	2003	2002
Compensation expense related to stock option	As reported	$10	$—	$19	$—
plans, net of tax	Pro forma	48	53	97	104
Net income	As reported	$3,219	$3,038	$6,336	$5,504
	Pro forma	3,181	2,985	6,258	5,400

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

        The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company previously reported that the implementation of FIN 46 could increase both assets and liabilities by $55 billion. However, the Company has since restructured certain VIEs that enables them to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of approximately $3 billion to both assets and liabilities. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

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

Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on the Company's financial statements.

3.     Business Developments and Combinations

Acquisition of Sears' Credit Card Business

        On July, 15, 2003, Citigroup announced that it will acquire Sears' $29 billion Credit Card business (the 8th largest portfolio in the U.S.) of private label and bankcard credit card receivables in a transaction in which Citigroup will pay a 10% premium or approximately $3 billion at closing. The acquisition will also include Sears' Financial Products business and credit card facilities with approximately 8,300 employees (5,800 full-time employees). In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The transaction is expected to close by year-end, subject to applicable regulatory approvals. The operations of Sears' credit card business will be integrated into the businesses of Citicorp.

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

Goodwill

        During the second quarters and six months of 2003 and 2002 no goodwill was impaired or written off. The Company recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marafuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in the 2002 first quarter, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and Afore Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment. Intangible assets amortization expense was $284 million and $188 million for the three months ended June 30, 2003 and 2002, respectively, and $572 million and $373 million for the six months ended June 30, 2003 and 2002, respectively.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by industry segments:

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss)(1)		Identifiable Assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							June 30, 2003	Dec. 31, 2002
	2003	2002	2003	2002	2003	2002
Global Consumer	$9,537	$8,686	$955	$988	$2,154	$1,815	$426	$403
Global Corporate and Investment Bank	2,946	3,162	289	505	878	1,042	276	275
Global Investment Management	862	787	73	80	199	202	43	36
Proprietary Investment Activities	117	(52)	27	(35)	11	(70)	8	8
Corporate/Other	138	200	(21)	29	(23)	49	6	5

Total	$13,600	$12,783	$1,323	$1,567	$3,219	$3,038	$759	$727

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss)(1)
	Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002	2003	2002
Global Consumer	$18,921	$17,193	$1,953	$1,893	$4,196	$3,433
Global Corporate and Investment Bank	5,855	6,054	653	805	1,858	1,729
Global Investment Management	1,645	1,509	135	131	381	338
Proprietary Investment Activities	153	55	23	(9)	(10)	(35)
Corporate/Other	314	393	(4)	43	(89)	39

Total	$26,888	$25,204	$2,760	$2,863	$6,336	$5,504

(1)
Results in the 2003 second quarter and six-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.9 billion and $3.9 billion, in Global Corporate and Investment Bank of $298 million and $414 million, in Global Investment Management of $100 million and $197 million, respectively, in Proprietary Investment Activities of $1 million in both periods and in Corporate/Other of ($2) million in both periods. The 2002 second quarter and six-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.9 billion and $3.9 billion, in Global Corporate and Investment Bank of $265 million and $833 million, in Global Investment Management of $93 million and $185 million, in Corporate/Other of ($6) million and ($15) million, respectively, and in Proprietary Investment Activities of ($1) million in both periods.

5.     Investments

In millions of dollars	June 30, 2003	December 31, 2002
Fixed maturities, primarily available-for-sale at fair value	$121,620	$106,901
Equity securities, primarily at fair value	4,707	5,741
Venture capital, at fair value	3,771	3,739
Short-term and other	220	298

	$130,318	$116,679

        The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003				December 31, 2002(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$66	$—	$—	$66	$69	$69

Fixed maturity securities available-for-sale
U.S. Treasury and Federal agencies	$48,310	$604	$51	$48,863	$41,025	$41,670
State and municipal	6,927	615	6	7,536	6,550	7,035
Foreign government	44,807	941	50	45,698	43,573	43,830
U.S. corporate	6,491	255	411	6,335	6,973	6,835
Other debt securities	13,108	119	105	13,122	7,458	7,462

	119,643	2,534	623	121,554	105,579	106,832

Total fixed maturities	$119,709	$2,534	$623	$121,620	$105,648	$106,901

Equity securities(3)	$4,579	$163	$35	$4,707	$5,682	$5,741

(1)
At December 31, 2002, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.034 billion and $722 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Six Months Ended June 30,
In millions of dollars
	2003	2002
Net realized investment gains	$116	($71)
Gross unrealized gains	246	298
Gross unrealized (losses)	(195)	(239)

Net realized and unrealized gains	$167	($12)

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	June 30, 2003	December 31, 2002
Trading Account Assets
U.S. Treasury and Federal agency securities	$732	$759
Foreign government securities	25,454	23,897
Derivative and other contractual commitments(1)	26,368	24,386

	$52,554	$49,042

Trading Account Liabilities
Securities sold, not yet purchased	$5,068	$3,022
Derivative and other contractual commitments(1)	19,763	23,349

	$24,831	$26,371

(1)
Net of master netting agreements.

7.    Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2002	2001	Total
Original charges	$65	$315	$380

Acquisitions during:(1)
2002	186	—	186
2001	—	112	112

	186	112	298

Utilization during:(2)
Second quarter 2003	(88)	(5)	(93)
First quarter 2003	(46)	(7)	(53)
2002	(68)	(120)	(188)
2001	—	(233)	(233)

	(202)	(365)	(567)

Other	(2)	(30)	(32)

Reserve balance at June 30, 2003	$47	$32	$79

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include translation effects on the restructuring reserve.

        There were no restructuring charges during the first six months of 2003. During 2002, Citicorp recorded restructuring charges of $65 million. Of the $65 million, $42 million was recorded in the first quarter of 2002 related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million was recorded in the fourth quarter of 2002 related to the acquisition of GSB and the integration of its operations within the Global Consumer business. In addition, a restructuring reserve of $186 million was recognized in the fourth quarter of 2002 as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citicorp's Global Consumer business in the United States. The 2002 restructuring reserve utilization of $202 million was related to severance and other costs which were paid in cash, including $88 million and $134 million in the second quarter and first six months of 2003, respectively. Through June 30, 2003, approximately 1,420 gross staff positions have been eliminated in connection with the GSB acquisition, including approximately 890 and 1,320 in the second quarter and first six months of 2003, respectively.

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

        Through June 30, 2003, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $300 million of severance and other costs (of which $231 million of employee severance and $37 million of leasehold and other exit costs have been paid in cash and $32 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2003 second quarter and six months were $5 million and $12 million, respectively. Through June 30, 2003, approximately 10,750 gross staff positions have been eliminated under these programs, including approximately 100 and 150 in the second quarter and first six months of 2003, respectively.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in the second quarter and first six months of 2003. However, $3 million and $7 million were recognized in the second quarter and first six months of 2002, respectively.

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the second quarter of 2003 resulted in a reduction of the reserve for prior restructuring initiatives of $1 million. Changes in estimates during the first quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $3 million and a reduction of reserves for prior restructuring initiatives of $9 million. Changes in estimates during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million and a reduction of reserves for prior restructuring initiatives of $37 million.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citicorp's 2002 Annual Report on Form 10-K.

8.    Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and six-month periods ended June 30, 2003 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2002	$814	$(3,361)	$1,454	$(1,093)
Unrealized gains on investment securities, after-tax	—	—	—	—
Less: Reclassification adjustment for gains included in net income, after-tax	—	—	—	—
Foreign currency translation adjustment, after-tax(1)	—	(845)	—	(845)
Cash flow hedges, after-tax	—	—	(192)	(192)

Period change	—	(845)	(192)	(1,037)

Balance, March 31, 2003	814	(4,206)	1,262	(2,130)
Unrealized gains on investment securities, after-tax(2)	573	—	—	573
Less: Reclassification adjustment for gains included in net income, after-tax(2)	(83)	—	—	(83)
Foreign currency translation adjustment, after-tax(3)	—	289	—	289
Cash flow hedges, after-tax	—	—	209	209

Current period change	490	289	209	988

Balance, June 30, 2003	$1,304	$(3,917)	$1,471	$(1,142)

(1)
Reflects, among other items, the decline in the Mexican peso against the U.S. dollar and changes in related tax effects.

(2)
Primarily reflects an increase in the investment portfolio due to incremental purchases and the impact of declining interest rates coupled with spread tightening, partially offset by realized gains resulting from the sale of securities.

(3)
Reflects, among other items, the strengthening of the Mexican peso against the U.S. dollar.

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$90	$20	$87	$29
Net gain (loss) excluded from assessment of effectiveness	(83)	3	(112)	(2)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	(11)	11	(15)	7
Amount excluded from assessment of effectiveness	2	—	2	—
Net Investment Hedges:
Net loss included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(789)	$(1,007)	$(970)	$(1,063)

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and six-month periods ended June 30, 2003 and 2002 can be summarized as follows (after-tax):

In millions of dollars	2003	2002
Balance at January 1,	$1,454	$312
Net gain (loss) from cash flow hedges	(28)	115
Net amounts reclassified to earnings	(164)	(99)

Balance at March 31,	$1,262	$328
Net gain from cash flow hedges	429	593
Net amounts reclassified to earnings	(220)	(140)

Balance at June 30,	$1,471	$781

10.    Securitizations

Securitization Activities

        Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include auto loans and student loans.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.5	$11.0	$0.2	$2.2	$7.7	$—
Proceeds from collections reinvested in new receivables	35.4	—	—	32.6	—	—
Servicing fees received	0.3	0.1	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.0	—	—	0.9	0.1	—

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$9.6	$19.7	$0.4	$5.7	$14.1	$0.2
Proceeds from collections reinvested in new receivables	69.1	—	—	65.9	—	—
Servicing fees received	0.6	0.1	—	0.6	0.2	—
Cash flows received on retained interests and other net cash flows	2.0	—	—	1.9	0.1	0.1

(1)
Other includes auto loans and other assets.

        The Company recognized gains on securitizations of mortgages of $168 million and $38 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $298 million and $54 million during the first six months of 2003 and 2002, respectively. In the second quarter and first six months of 2003 the Company recorded gains of $69 million and $215 million, respectively, related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the second quarter of 2003 and 2002 were $17 million and $21 million, respectively, and $23 million and $40 million during the first six months of 2003 and 2002, respectively.

        Key assumptions used for credit cards and mortgages during the three months ended June 30, 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages
Discount rate	10.0%	11.8%
Constant prepayment rate	17.46%	7.6%
Anticipated net credit losses	5.62%	0.01%

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

        At June 30, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at June 30, 2003:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 5.6%
Mortgages	11.36%	49.0%	0.04%
Auto loans	15.0%	18.1% to 23.6%	10.2% to 18.8%

In millions of dollars	June 30, 2003
Carrying value of retained interests	$2,131

Discount rate
+10%	($51)
+20%	($96)

Constant prepayment rate
+10%	($218)
+20%	($420)

Anticipated net credit losses
+10%	($180)
+20%	($360)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2003 and December 31, 2002, and credit losses, net of recoveries, for the three-and six-month periods ended June 30, 2003 and 2002.

Credit Card Receivables

In billions of dollars	June 30, 2003	December 31, 2002
Principal amounts, at period end:
Total managed	$123.2	$130.2
Securitized amounts	(72.0)	(67.1)
Loans held-for-sale	(3.0)	(6.5)

On-balance sheet	$48.2	$56.6

In millions of dollars
Delinquencies, at period end:
Total managed	$2,313	$2,397
Securitized amounts	(1,385)	(1,285)
Loans held-for-sale	(58)	(121)

On-balance sheet	$870	$991

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Credit losses, net of recoveries:
Total managed	$1,887	$1,841	$3,719	$3,633
Securitized amounts	(1,159)	(989)	(2,183)	(1,924)
Loans held-for-sale	(49)	(92)	(127)	(170)

On-balance sheet	$679	$760	$1,409	$1,539

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $1.086 billion and $1.632 billion at June 30, 2003 and December 31, 2002, respectively. The following table summarizes the changes in net capitalized mortgage servicing rights (MSR):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2003	2002	2003	2002
Balance, beginning of period	$1,530	$1,314	$1,632	$1,173
Originations	128	134	331	242
Purchases	—	153	—	190
Amortization	(134)	(44)	(259)	(85)
Gain (loss) on change in MSR value(1)	(173)	(53)	(191)	24
Provision for impairment(2)(3)	(265)	(123)	(427)	(163)

Balance, end of period	$1,086	$1,381	$1,086	$1,381

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.
(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. The valuation allowance on MSRs was $910 million, $1.475 billion and $1.313 billion at June 30, 2003, March 31, 2003 and December 31, 2002, respectively, and $316 million, $193 million and $153 million at June 30, 2002, March 31, 2002 and December 31, 2001, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.
(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

11.    Guarantees

      The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at June 30, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

In billions of dollars at June 30, 2003	Expire within 1 year	Expire after 1 year	Total amount outstanding	Maximum potential amount of future payments
Financial standby letters of credit	$17.9	$15.6	$33.5	$33.5
Market value guarantees	0.3	0.2	0.5	0.5
Derivative instruments	20.4	63.8	84.2	84.2
Guarantees of collection of contractual cash flows	—	0.4	0.4	0.4
Performance guarantees	4.6	3.8	8.4	8.4
Securities lending indemnifications	39.2	—	39.2	39.2
Other indemnifications	—	16.4	16.4	16.4
Loans sold with recourse	1.7	2.4	4.1	4.1
Other	—	0.3	0.3	0.3

Total	$84.1	$102.9	$187.0	$187.0

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

        At June 30, 2003, the Company's maximum potential amount of future payments under these guarantees is approximately $187.0 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of June 30, 2003, related to these indemnifications. These potential obligations are not included in the table above.

        At June 30, 2003, the carrying amounts of the liabilities related to these guarantees and indemnifications amounted to $9.7 billion. In addition, other liabilities include an allowance for credit losses of $167 million relating to unfunded letters of credit at June 30, 2003. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $42.8 billion at June 30, 2003. Securities and other marketable assets held as collateral amounted to $9.2 billion and letters of credit in favor of the Company held as collateral amounted to $0.9 billion at June 30, 2003. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        AFCC has a combination of unutilized credit facilities of $2.6 billion as of June 30, 2003 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At June 30, 2003, this requirement was exceeded by approximately $61.1 billion. Citicorp also has guaranteed various debt obligations of AFCC and CCC.

Condensed Consolidating Income Statement (Unaudited)

	Three Months Ended June 30, 2003
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$2,285	$—	$—	$—	($2,285)	$—
Interest from subsidiaries	352	—	—	(352)	—	—
Interest on loans, including fees—third party	—	1,684	1,970	7,308	(1,684)	9,278
Interest on loans, including fees—intercompany	—	48	(3)	3	(48)	—
Other interest revenue	—	36	55	1,956	(36)	2,011
Fees, commissions and other revenue—third party	—	169	224	5,257	(169)	5,481
Fees, commissions and other revenue—intercompany	—	12	13	(13)	(12)	—

	2,637	1,949	2,259	14,159	(4,234)	16,770

Expense
Interest on other borrowed funds—third party	440	—	12	148	—	600
Interest on other borrowed funds—intercompany	—	84	4	(4)	(84)	—
Interest and fees paid to subsidiaries	17	—	—	(17)	—	—
Interest on long-term debt—third party	—	57	278	607	(57)	885
Interest on long-term debt—intercompany	—	457	259	(259)	(457)	—
Interest on deposits	—	3	3	1,682	(3)	1,685
Benefits, claims and credit losses	—	462	547	1,785	(462)	2,332
Other expense—third party	10	431	547	6,130	(431)	6,687
Other expense—intercompany	—	—	7	(7)	—	—

	467	1,494	1,657	10,065	(1,494)	12,189

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	2,170	455	602	4,094	(2,740)	4,581
Income tax (benefit)	(171)	169	231	1,263	(169)	1,323
Minority interest, net of income taxes	—	—	—	39	—	39
Equity in undistributed income of subsidiaries	878	—	—	—	(878)	—

Net income	$3,219	$286	$371	$2,792	($3,449)	$3,219

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Income Statement (Unaudited)

	Three Months Ended June 30, 2002
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$9	$—	$—	$—	$(9)	$—
Interest from subsidiaries	290	—	—	(290)	—	—
Interest on loans, including fees—third party	(1)	1,722	2,048	7,433	(1,722)	9,480
Interest on loans, including fees—intercompany	—	93	107	(107)	(93)	—
Other interest revenue	—	40	70	2,294	(40)	2,364
Fees, commissions and other revenue—third party	37	149	248	4,758	(149)	5,043
Fees, commissions and other revenue—intercompany	—	3	6	(6)	(3)	—

	335	2,007	2,479	14,082	(2,016)	16,887

Expense
Interest on other borrowed funds—third party	318	1	—	338	(1)	656
Interest on other borrowed funds—intercompany	—	91	124	(124)	(91)	—
Interest and fees paid to subsidiaries	37	—	—	(37)	—	—
Interest on long-term debt—third party	—	70	385	609	(70)	994
Interest on long-term debt—intercompany	—	381	191	(191)	(381)	—
Interest on deposits	—	4	4	2,450	(4)	2,454
Benefits, claims and credit losses	—	422	540	1,671	(422)	2,211
Other expense—third party	6	392	521	5,413	(392)	5,940
Other expense—intercompany	—	—	5	(5)	—	—

	361	1,361	1,770	10,124	(1,361)	12,255

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	(26)	646	709	3,958	(655)	4,632
Income tax (benefit)	(5)	229	239	1,333	(229)	1,567
Minority interest, net of income taxes	—	—	—	27	—	27
Equity in undistributed income of subsidiaries	3,059	—	—	—	(3,059)	—

Net income	$3,038	$417	$470	$2,598	$(3,485)	$3,038

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Income Statement (Unaudited)

	Six Months Ended June 30, 2003
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$4,884	$—	$—	$—	$(4,884)	$—
Interest from subsidiaries	704	—	—	(704)	—	—
Interest on loans, including fees—third party	1	3,393	3,956	14,749	(3,393)	18,706
Interest on loans, including fees—intercompany	—	115	42	(42)	(115)	—
Other interest revenue	—	72	110	4,085	(72)	4,195
Fees, commissions and other revenue—third party	4	340	439	10,067	(340)	10,510
Fees, commissions and other revenue—intercompany	—	16	18	(18)	(16)	—

	5,593	3,936	4,565	28,137	(8,820)	33,411

Expense
Interest on other borrowed funds—third party	873	—	25	238	—	1,136
Interest on other borrowed funds—intercompany	—	113	4	(4)	(113)	—
Interest and fees paid to subsidiaries	26	—	—	(26)	—	—
Interest on long-term debt—third party	—	115	563	1,259	(115)	1,822
Interest on long-term debt—intercompany	—	966	574	(574)	(966)	—
Interest on deposits	—	6	7	3,558	(6)	3,565
Benefits, claims and credit losses	—	922	1,081	3,451	(922)	4,532
Other expense—third party	22	881	1,119	12,042	(881)	13,183
Other expense—intercompany	—	—	11	(11)	—	—

	921	3,003	3,384	19,933	(3,003)	24,238

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	4,672	933	1,181	8,204	(5,817)	9,173
Income tax (benefit)	(220)	339	432	2,548	(339)	2,760
Minority interest, net of income taxes	—	—	—	77	—	77
Equity in undistributed income of subsidiaries	1,444	—	—	—	(1,444)	—

Net income	$6,336	$594	$749	$5,579	($6,922)	$6,336

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Income Statement (Unaudited)

	Six Months Ended June 30, 2002
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$4,824	$—	$—	$—	$(4,824)	$—
Interest from subsidiaries	743	—	—	(743)	—	—
Interest on loans, including fees—third party	10	3,462	4,005	14,596	(3,462)	18,611
Interest on loans, including fees—intercompany	—	140	123	(123)	(140)	—
Other interest revenue	—	87	135	4,400	(87)	4,535
Fees, commissions and other revenue—third party	(39)	316	448	9,297	(316)	9,706
Fees, commissions and other revenue—intercompany	—	3	6	(6)	(3)	—

	5,538	4,008	4,717	27,421	(8,832)	32,852

Expense
Interest on other borrowed funds—third party	803	2	25	538	(2)	1,366
Interest on other borrowed funds—intercompany	—	125	113	(113)	(125)	—
Interest and fees paid to subsidiaries	71	—	—	(71)	—	—
Interest on long-term debt—third party	—	146	762	1,215	(146)	1,977
Interest on long-term debt—intercompany	—	830	493	(493)	(830)	—
Interest on deposits	—	8	9	4,296	(8)	4,305
Benefits, claims and credit losses	—	859	1,039	3,871	(859)	4,910
Other expense—third party	41	822	1,061	10,779	(822)	11,881
Other expense—intercompany	—	—	5	(5)	—	—

	915	2,792	3,507	20,017	(2,792)	24,439

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	4,623	1,216	1,210	7,404	(6,040)	8,413
Income tax (benefit)	(63)	437	444	2,482	(437)	2,863
Minority interest, net of income taxes	—	—	—	46	—	46
Equity in undistributed income of subsidiaries	818	—	—	—	(818)	—

Net income	$5,504	$779	$766	$4,876	$(6,421)	$5,504

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Statement of Financial Position (Unaudited)

	June 30, 2003
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$3	$436	$625	$16,293	$(436)	$16,921
Cash and due from banks—intercompany	6	117	210	(216)	(117)	—
Deposits at interest with banks—third party	—	—	—	18,757	—	18,757
Deposits at interest with banks—intercompany	3,022	—	—	(3,022)	—	—
Investments	89	2,558	4,256	125,973	(2,558)	130,318
Loans, net of unearned income—third party	—	58,453	68,220	370,296	(58,453)	438,516
Loans, net of unearned income—intercompany	—	2,850	4,261	(4,261)	(2,850)	—
Allowance for credit losses	—	(895)	(1,129)	(10,438)	895	(11,567)

Total loans, net	—	60,408	71,352	355,597	(60,408)	426,949
Advances to subsidiaries	44,656	—	—	(44,656)	—	—
Investments in subsidiaries	85,100	—	—	—	(85,100)	—
Other assets—third party	239	4,467	8,346	157,464	(4,467)	166,049
Other assets—intercompany	—	35	44	(44)	(35)	—

Total assets	$133,115	$68,021	$84,833	$626,146	$(153,121)	$758,994

Liabilities and stockholder's equity
Deposits	$—	$985	$1,196	$453,468	$(985)	$454,664
Purchased funds and other borrowings—third party	11,675	6	1,220	54,373	(6)	67,268
Purchased funds and other borrowings—intercompany	—	5,954	798	(798)	(5,954)	—
Long-term debt—third party	42,033	3,142	20,685	19,926	(3,142)	82,644
Long-term debt—intercompany	—	46,716	53,031	(53,031)	(46,716)	—
Advances from subsidiaries	2,823	—	—	(2,823)	—	—
Other liabilities—third party	771	2,022	3,074	74,867	(2,022)	78,712
Other liabilities—intercompany	107	879	238	(345)	(879)	—
Stockholder's equity	75,706	8,317	4,591	80,509	(93,417)	75,706

Total liabilities and stockholder's equity	$133,115	$68,021	$84,833	$626,146	$(153,121)	$758,994

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

Condensed Consolidating Statement of Financial Position

	December 31, 2002
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$3	$463	$675	$13,046	$(463)	$13,724
Cash and due from banks—intercompany	19	67	174	(193)	(67)	—
Deposits at interest with banks—third party	2	—	—	16,380	—	16,382
Deposits at interest with banks—intercompany	2,208	—	—	(2,208)	—	—
Investments	360	2,490	4,851	111,468	(2,490)	116,679
Loans, net of unearned income—third party	—	58,205	68,084	377,012	(58,205)	445,096
Loans, net of unearned income—intercompany	—	3,178	3,956	(3,956)	(3,178)	—
Allowance for credit losses	—	(908)	(1,131)	(10,370)	908	(11,501)

Total loans, net	—	60,475	70,909	362,686	(60,475)	433,595
Advances to subsidiaries	42,540	—	—	(42,540)	—	—
Investments in subsidiaries	81,640	—	—	—	(81,640)	—
Other assets—third party	345	4,876	7,579	139,033	(4,876)	146,957
Other assets—intercompany	—	66	278	(278)	(66)	—

Total assets	$127,117	$68,437	$84,466	$597,394	$(150,077)	$727,337

Liabilities and stockholder's equity
Deposits	$—	$1,005	$1,215	$435,521	$(1,005)	$436,736
Purchased funds and other borrowings—third party	14,960	36	1,563	52,329	(36)	68,852
Purchased funds and other borrowings—intercompany	—	3,858	680	(680)	(3,858)	—
Long-term debt—third party	32,861	3,342	22,624	22,887	(3,342)	78,372
Long-term debt—intercompany	—	49,403	47,023	(47,023)	(49,403)	—
Advances from subsidiaries	3,746	—	—	(3,746)	—	—
Other liabilities—third party	1,902	2,071	3,366	64,569	(2,071)	69,837
Other liabilities—intercompany	108	997	140	(248)	(997)	—
Stockholder's equity	73,540	7,725	7,855	73,785	(89,365)	73,540

Total liabilities and stockholder's equity	$127,117	$68,437	$84,466	$597,394	$(150,077)	$727,337

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2003
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$3,382	$2,288	$1,439	$2,033	$(2,288)	$6,854

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	(2)	(1,161)	(1,306)	(98,571)	1,161	(99,879)
Proceeds from sales	273	900	925	49,061	(900)	50,259
Maturities	—	217	217	37,120	(217)	37,337
Changes in investments and advances—intercompany	(4,225)	328	—	4,225	(328)	—
Net increase in loans	—	(1,670)	(1,679)	(6,591)	1,670	(8,270)
Proceeds from sales of loans	—	—	—	10,533	—	10,533
Other investing activities	—	—	778	(10,856)	—	(10,078)

Net cash (used in) provided by investing activities	(3,954)	(1,386)	(1,065)	(15,079)	1,386	(20,098)

Cash flows from financing activities
Net (decrease) increase in deposits	—	(20)	—	17,928	20	17,928
Net change in purchased funds and other borrowings—third party	(3,285)	(30)	(343)	3,489	30	(139)
Net change in purchased funds, other borrowings and advances—intercompany	(1,218)	2,096	1,894	(676)	(2,096)	—
Proceeds from issuance of long-term debt—third party	12,140	—	—	2,050	—	14,190
Repayment of long-term debt—third party	(2,968)	(8,578)	(1,939)	(6,730)	8,578	(11,637)
Proceeds from issuance of long-term debt—intercompany, net	—	5,691	—	—	(5,691)	—
Dividends paid	(4,110)	—	—	—	—	(4,110)
Contributions from parent company	—	(38)	—	—	38	—

Net cash provided by (used in) financing activities	559	(879)	(388)	16,061	879	16,232

Effect of exchange rate changes on cash and due from banks	—	—	—	209	—	209

Net (decrease) increase in cash and due from banks	(13)	23	(14)	3,224	(23)	3,197
Cash and due from banks at beginning of period	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of period	$9	$553	$835	$16,077	$(553)	$16,921

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$648	$1,635	$1,817	$3,057	$(1,635)	$5,522
Income taxes	1,042	246	565	722	(246)	2,329
Non-cash investing activities:
Transfers to repossessed assets	—	565	290	253	(565)	543
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	4,000	(4,664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the AFCC column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2002
In millions of dollars	Citicorp parent company	CCC	AFCC	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$5,104	$1,434	$3,627	$(1,583)	$(1,434)	$7,148

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	(33)	(1,038)	(1,038)	(223,530)	1,038	(224,601)
Proceeds from sales	71	935	900	193,939	(935)	194,910
Maturities	—	195	239	23,264	(195)	23,503
Changes in investments and advances—intercompany	(1,336)	(1,266)	(5,757)	7,093	1,266	—
Net increase in loans	—	(1,482)	(3,797)	(16,023)	1,482	(19,820)
Proceeds from sales of loans	—	—	—	7,117	—	7,117
Business acquisitions	—	—	—	(2,682)	—	(2,682)
Other investing activities	(355)	—	449	1,683	—	1,777

Net cash used in investing activities	(1,653)	(2,656)	(9,004)	(9,139)	2,656	(19,796)

Cash flows from financing activities
Net increase in deposits	—	82	157	20,107	(82)	20,264
Net change in purchased funds and other borrowings—third party	(3,054)	(47)	(240)	6,978	47	3,684
Net change in purchased funds, other borrowings and advances—intercompany	192	(4,197)	11,109	(11,301)	4,197	—
Proceeds from issuance of long-term debt—third party	44,462	—	—	(5,025)	—	39,437
Repayment of long-term debt—third party	(43,033)	(420)	(6,717)	169	420	(49,581)
Proceeds from issuance of long-term debt—intercompany, net	—	5,671	—	—	(5,671)	—
Dividends paid	(2,013)	—	—	—	—	(2,013)

Net cash (used in) provided by financing activities	(3,446)	1,089	4,309	10,928	(1,089)	11,791

Effect of exchange rate changes on cash and due from banks	—	—	—	87	—	87

Net increase (decrease) in cash and due from banks	5	(133)	(1,068)	293	133	(770)
Cash and due from banks at beginning of period	18	639	1,736	11,814	(639)	13,568

Cash and due from banks at end of period	$23	$506	$668	$12,107	$(506)	$12,798

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$713	$1,094	$1,821	$4,763	$(1,094)	$7,297
Income taxes	1,312	745	487	1,258	(745)	3,057
Non-cash investing activities:
Transfers to repossessed assets	—	399	399	93	(399)	492

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the AFCC column.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis—Quarterly(1)(2)(3) Citicorp and Subsidiaries

	Average volume			Interest revenue/expense			% Average rate
In millions of dollars	2nd Qtr. 2003	1st Qtr. 2003	2nd Qtr. 2002	2nd Qtr. 2003	1st Qtr. 2003	2nd Qtr. 2002	2nd Qtr. 2003	1st Qtr. 2003	2nd Qtr. 2002
Loans (net of unearned income)(4)(5)
Consumer loans
In U.S. offices	$238,744	$243,899	$193,182	$5,080	$5,202	$4,829	8.53	8.65	10.03
In offices outside the U.S.(6)	94,201	91,538	90,141	2,636	2,665	2,661	11.22	11.81	11.84

Total consumer loans	332,945	335,437	283,323	7,716	7,867	7,490	9.30	9.51	10.60

Corporate loans
In U.S. offices
Commercial and industrial	19,731	20,073	18,716	237	222	249	4.82	4.49	5.34
Lease financing	1,997	2,051	1,838	35	39	36	7.03	7.71	7.86
Mortgage and real estate	299	312	468	3	3	5	4.02	3.90	4.29
In offices outside the U.S.(6)	82,762	81,134	86,375	1,287	1,297	1,700	6.24	6.48	7.89

Total corporate loans	104,789	103,570	107,397	1,562	1,561	1,990	5.98	6.11	7.43

Total loans	437,734	439,007	390,720	9,278	9,428	9,480	8.50	8.71	9.73

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	3,803	4,120	5,599	11	11	24	1.16	1.08	1.72
In offices outside the U.S.(6)	6,971	4,840	2,765	62	81	73	3.57	6.79	10.59

Total	10,774	8,960	8,364	73	92	97	2.72	4.16	4.65

Investments, at fair value
In U.S. offices
Taxable	59,200	55,798	36,731	391	418	388	2.65	3.04	4.24
Exempt from U.S. income tax	7,274	6,991	6,158	122	122	115	6.73	7.08	7.49
In offices outside the U.S.(6)	61,556	56,473	52,403	624	702	876	4.07	5.04	6.71

Total	128,030	119,262	95,292	1,137	1,242	1,379	3.56	4.22	5.80

Trading account assets(7)
In U.S. offices	7,456	6,536	6,879	114	92	65	6.13	5.71	3.79
In offices outside the U.S.(6)	17,417	17,238	15,031	249	276	326	5.73	6.49	8.70

Total	24,873	23,774	21,910	363	368	391	5.85	6.28	7.16

Loans held-for-sale, in U.S. offices	13,345	14,467	11,620	180	257	285	5.41	7.20	9.84

Deposits at interest with banks(6)	19,463	16,925	18,030	293	263	247	6.04	6.30	5.49

Total interest-earning assets	634,219	622,395	545,936	$11,324	$11,650	$11,879	7.16	7.59	8.73

Non-interest-earning assets(7)	122,457	108,602	96,092

Total assets	$756,676	$730,997	$642,028

Deposits
In U.S. offices
Savings deposits(8)	$114,677	$111,255	$91,222	$265	$264	$279	0.93	0.96	1.23
Other time deposits	35,785	36,939	26,928	142	194	154	1.59	2.13	2.29
In offices outside the U.S.(6)	250,716	245,806	229,611	1,278	1,422	2,021	2.04	2.35	3.53

Total	401,178	394,000	347,761	1,685	1,880	2,454	1.68	1.94	2.83

Trading account liabilities(7)
In U.S. offices	4,010	2,887	2,948	9	9	11	0.90	1.26	1.50
In offices outside the U.S.(6)	939	584	568	3	2	4	1.28	1.39	2.82

Total	4,949	3,471	3,516	12	11	15	0.97	1.29	1.71

Purchased funds and other borrowings
In U.S. offices	41,000	43,768	38,467	139	127	256	1.36	1.18	2.67
In offices outside the U.S.(6)	21,003	16,735	20,524	449	398	385	8.57	9.65	7.52

Total	62,003	60,503	58,991	588	525	641	3.80	3.52	4.36

Long-term debt
In U.S. offices	73,690	72,415	61,876	837	842	848	4.56	4.72	5.50
In offices outside the U.S.(6)	8,673	8,658	11,567	48	95	146	2.22	4.45	5.06

Total	82,363	81,073	73,443	885	937	994	4.31	4.69	5.43

Total interest-bearing liabilities	550,493	539,047	483,711	$3,170	$3,353	$4,104	2.31	2.52	3.40

Demand deposits in U.S. offices	7,442	11,817	7,578
Other non-interest-bearing liabilities(7)	122,368	105,737	84,571
Total stockholder's equity	76,373	74,396	66,168

Total liabilities and stockholder's equity	$756,676	$730,997	$642,028

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS(9)
In U.S. offices	$351,917	$354,347	$281,355	$4,705	$4,844	$4,429	5.36	5.54	6.31
In offices outside the U.S.	282,302	268,048	264,581	3,449	3,453	3,346	4.90	5.22	5.07

Total	634,219	$622,395	$545,936	$8,154	$8,297	$7,775	5.16	5.41	5.71

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

(4)
Prior periods have been restated for comparative purposes.

(5)
Includes cash-basis loans.

(6)
Average rates reflect prevailing local interest rates including inflationary effects and foreign exchange impact in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

(8)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.

(9)
Includes allocations for capital and funding costs based on the location of the asset.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis—Six Months(1)(2)(3) Citicorp and Subsidiaries

	Average Volume		Interest Revenue/Expense		% Average Rate
In millions of dollars	Six Months 2003	Six Months 2002	Six Months 2003	Six Months 2002	Six Months 2003	Six Months 2002

Loans (net of unearned income)(4)(5)
Consumer loans
In U.S. offices	$241,321	$190,514	$10,282	$9,670	8.59	10.24
In offices outside the U.S.(6)	92,870	88,668	5,301	5,136	11.51	11.68

Total consumer loans	334,191	279,182	15,583	14,806	9.40	10.69

Corporate loans
In U.S. offices
Commercial and industrial	19,902	20,414	459	526	4.65	5.20
Lease financing	2,024	1,845	74	72	7.37	7.87
Mortgage and real estate	306	481	6	9	3.95	3.77
In offices outside the U.S.(6)	81,948	85,312	2,584	3,199	6.36	7.56

Total corporate loans	104,180	108,052	3,123	3,806	6.05	7.10

Total loans	438,371	387,234	18,706	18,612	8.61	9.69

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	3,962	6,432	22	56	1.12	1.76
In offices outside the U.S.(6)	5,905	2,692	143	149	4.88	11.16

Total	9,867	9,124	165	205	3.37	4.53

Investments, at fair value
In U.S. offices
Taxable	57,499	34,286	809	689	2.84	4.05
Exempt from U.S. income tax	7,132	6,043	244	228	6.90	7.61
In offices outside the U.S.(6)	59,015	53,313	1,326	1,463	4.53	5.53

Total	123,646	93,642	2,379	2,380	3.88	5.13

Trading account assets(7)
In U.S. offices	6,996	6,347	206	128	5.94	4.07
In offices outside the U.S.(6)	17,327	13,753	525	797	6.11	11.69

Total	24,323	20,100	731	925	6.06	9.28

Loans held-for-sale, in U.S. offices	13,906	12,054	437	577	6.34	9.65

Deposits at interest with banks(6)	18,194	18,304	556	522	6.16	5.75

Total interest-earning assets	628,307	540,458	$22,974	$23,221	7.37	8.66

Non-interest-earning assets(7)	115,530	101,892

Total assets	$743,837	$642,350

Deposits
In U.S. offices
Savings deposits(8)	$112,966	$91,358	$529	$553	0.94	1.22
Other time deposits	36,362	26,520	336	281	1.86	2.14
In offices outside the U.S.(6)	248,261	224,638	2,700	3,471	2.19	3.12

Total	397,589	342,516	3,565	4,305	1.81	2.53

Trading account liabilities(7)
In U.S. offices	3,448	3,109	18	22	1.05	1.43
In offices outside the U.S.(6)	762	597	5	6	1.32	2.03

Total	4,210	3,706	23	28	1.10	1.52

Purchased funds and other borrowings
In U.S. offices	42,384	38,213	266	515	1.27	2.72
In offices outside the U.S.(6)	18,869	20,960	847	823	9.05	7.92

Total	61,253	59,173	1,113	1,338	3.66	4.56

Long-term debt
In U.S. offices	73,053	65,320	1,679	1,720	4.63	5.31
In offices outside the U.S.(6)	8,665	11,121	143	257	3.33	4.66

Total	81,718	76,441	1,822	1,977	4.50	5.22

Total interest-bearing liabilities	544,770	481,836	$6,523	$7,648	2.41	3.20

Demand deposits in U.S. offices	9,630	7,825
Other non-interest-bearing liabilities(7)	114,053	87,116
Total stockholder's equity	75,384	65,573

Total liabilities and stockholder's equity	$743,837	$642,350

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS(9)
In U.S. offices	$353,132	$278,546	$9,549	$8,844	5.45	6.40
In offices outside the U.S.	275,175	261,912	6,902	6,729	5.06	5.18

Total	$628,307	$540,458	$16,451	$15,573	5.28	5.81

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

(4)
Prior periods have been restated for comparative purposes.

(5)
Includes cash-basis loans.

(6)
Average rates reflect prevailing local interest rates including inflationary effects and foreign exchange impact in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

(8)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.

(9)
Includes allocations for capital and funding costs based on the location of the asset.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Enron

        On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission (SEC) to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency (OCC) and Citigroup entered into an agreement with the Federal Reserve Bank of New York (FED) to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions

        Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. (CGMI), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Dynegy Inc.

        On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGMI, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation

        On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

        In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

        See Exhibit Index.

(b)
Reports on Form 8-K

        On April 17, 2003, the Company filed a Current Report on Form 8-K, dated April 17, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter ended March 31, 2003.

        No other reports on Form 8-K were filed during the second quarter of 2003; however,

        On July 15, 2003, the Company filed a Current Report on Form 8-K, dated July 15, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2003.

CITIGROUP INC.
(Registrant)

By	/s/ TODD S. THOMSON Todd S. Thomson Chief Financial Officer (Principal Financial Officer)

By	/s/ WILLIAM P. HANNON William P. Hannon Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.01
Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).
3.02	Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

        The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

REDUCED DISCLOSURE FORMAT
Available on the Web at www.citigroup.com
Citicorp TABLE OF CONTENTS
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CITIGROUP INC. (Registrant)
EXHIBIT INDEX