Form 10-Q
period 2003-09-30
CITICORP
filed 2003-11-13
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

Citicorp

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Nine Months Ended September 30, 2003 and 2002	44
	Consolidated Statement of Financial Position—September 30, 2003 (Unaudited) and December 31, 2002	45
	Consolidated Statement of Changes in Stockholder's Equity(Unaudited)—Nine Months Ended September 30, 2003 and 2002	46
	Consolidated Statement of Cash Flows (Unaudited)—Nine Months Ended September 30, 2003 and 2002	47
	Consolidated Statement of Financial Position of Citibank, N.A. and Subsidiaries—September 30, 2003 (Unaudited) and December 31, 2002	48
	Notes to Consolidated Financial Statements (Unaudited)	49
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2–43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
		57
Item 4.	Controls and Procedures	43
Part II—Other Information
Item 1.	Legal Proceedings	75
Item 6.	Exhibits and Reports on Form 8-K	76
Signatures		77
Exhibit Index		78

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

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense(1)	$13,767	$12,970	$40,655	$38,174
Operating expenses	6,633	5,672	19,816	17,553
Benefits, claims, and credit losses(1)	1,727	2,811	6,259	7,721

Income before income taxes and minority interest	5,407	4,487	14,580	12,900
Income taxes	1,579	1,482	4,339	4,345
Minority interest, after-tax	162	32	239	78

Net Income	$3,666	$2,973	$10,002	$8,477

Return on Average Common Equity	19.0%	17.5%	17.7%	17.1%
Total Assets (in billions)	$786.0	$655.3
Total Equity (in billions)	$78.4	$66.6
Tier 1 Capital	8.88%	8.55%
Total Capital Ratio	13.01%	12.73%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.210 billion and $960 million in the 2003 and 2002 third quarters, respectively, and by $3.520 billion and $3.062 billion in the respective nine-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 10.

Business Focus

        The following table shows the net income (loss) for Citicorp's businesses on a product view:

Citicorp Net Income—Product View

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002(1)	2003	2002(1)
Global Consumer
Cards	$985	$849	$2,488	$2,150
Consumer Finance	467	539	1,460	1,637
Retail Banking	947	738	2,694	1,781
Other	(17)	(32)	(64)	(41)

Total Global Consumer	2,382	2,094	6,578	5,527

Global Corporate and Investment Bank
Capital Markets and Banking	770	660	2,244	2,084
Transaction Services	203	129	587	434

Total Global Corporate and Investment Bank	973	789	2,831	2,518

Global Investment Management
Life Insurance and Annuities	(73)	16	(31)	76
Private Bank	143	117	406	341
Asset Management	(3)	33	73	87

Total Global Investment Management	67	166	448	504

Proprietary Investment Activities	80	(129)	70	(164)
Corporate/Other	164	53	75	92

Net Income	$3,666	$2,973	$10,002	$8,477

(1)
Reclassified to conform to the current period's presentation.

Results of Operations

Income

        Citicorp reported net income of $3.666 billion in the 2003 third quarter, up 23% from $2.973 billion in the 2002 third quarter. Return on average common equity was 19.0% compared to 17.5% a year ago.

        Net income in the 2003 nine months of $10.002 billion was up 18% from $8.477 billion in the 2002 period. Return on average common equity was 17.7% compared to 17.1% a year ago.

        Global Consumer net income increased $288 million or 14% and $1.1 billion or 19% in the 2003 third quarter and nine months compared to the 2002 periods. Global Corporate and Investment Bank (GCIB) income increased $184 million or 23% and $313 million or 12% in the 2003 third quarter and nine months compared to the 2002 periods. Global Investment Management income declined $99 million or 60% and $56 million or 11% from the respective 2002 periods, while Proprietary Investment Activities increased $209 million and $234 million from the 2002 third quarter and nine-month periods.

        See individual segment and product discussions on pages 10–26 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $13.8 billion and $40.7 billion in the 2003 third quarter and nine months were up $797 million or 6% and $2.5 billion or 6%, respectively, from the 2002 periods. Global Consumer revenues were up $409 million or 4% in the 2003 third quarter to $9.7 billion, and were up $2.1 billion or 8% in the 2003 nine months to $28.6 billion. Increases in Retail Banking revenues of $547 million or 18% and $1.8 billion or 20% from the 2002 third quarter and nine months, respectively, were driven by the impact of the Golden State acquisition as well as increases in most regions. Compared to the 2002 periods, Cards was down $172 million or 5% in the 2003 third quarter and was up $142 million or 1% in the 2003 nine months, while Consumer Finance revenue increased $37 million or 2% in the 2003 third quarter and $219 million or 3% in the 2003 nine months, reflecting growth in North America that was partially offset by declines in Japan.

        Compared to the 2002 periods, GCIB revenues were down $188 million or 6% to $2.8 billion in the 2003 third quarter and were down $387 million or 4% in the 2003 nine months, driven by Capital Markets and Banking, down $170 million or 8% and $371 million or 6% in the 2003 third quarter and nine-month periods.

        Global Investment Management revenues of $732 million in the 2003 third quarter and $2.4 billion in the 2003 nine months were up $37 million or 5% and $173 million or 8% from the comparable 2002 periods, primarily due to higher portfolio gains, in addition to higher client trading and lending revenue in Private Bank. Revenues in Proprietary Investment Activities increased $510 million and $608 million from the 2002 third quarter and nine months, respectively, primarily reflecting higher net recognized gains and lower impairment write-downs.

Selected Revenue Items

        Net interest revenue rose $601 million or 8% from the 2002 third quarter to $8.4 billion and increased $1.5 billion or 6% from the 2002 nine months to $24.8 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth. Total fees and commissions of $3.1 billion and $8.6 billion were up $530 million or 21% and $331 million or 4% from the 2002 periods, primarily as a result of increases in volumes.

        Foreign exchange revenues of $775 million were up $462 million from the 2002 third quarter and were up $1.0 billion from the 2002 nine months to $2.6 billion, reflecting continued strong foreign exchange trading in 2003. Trading account revenues of $92 million for the 2003 third quarter were down $687 million from the 2003 third quarter, reflecting declines in interest rate products. For the nine months trading account revenues of ($221) million decreased $1.9 billion from the same period in 2002. Investment transactions of $80 million were up $226 million from the 2002 third quarter and $535 million from the 2002 nine months.

        Other revenue of $1.3 billion in the 2003 third quarter decreased $335 million from the year-ago quarter, primarily reflecting the 2002 gain on sale of 399 Park Avenue, partially offset by higher venture capital activity and higher securitization gains and activity, which in turn was partially offset by increased credit losses on securitized credit card receivables. Other revenue of $4.6 billion was up $1.0 billion in the 2003 nine months, primarily reflecting higher venture capital activity and higher securitization gains and activity, partially offset by the sale of 399 Park Avenue.

Operating Expenses

        Operating expenses of $6.6 billion and $19.8 billion in the 2003 third quarter and nine months, respectively, were up $961 million or 17% in the 2003 third quarter and were up $2.3 billion or 13% in the 2003 nine months, compared to year-ago levels. The increase primarily reflects the addition of GSB, increased compensation expenses in the GCIB, costs associated with the repositioning of our Latin America business, higher pension and insurance costs and the additional cost of expensing stock options.

        Global Consumer expenses in the 2003 third quarter and nine months were up 13% and 12%, respectively. GCIB expenses were up 23% in the quarter and were up 13% in the nine months while Global Investment Management expenses were up 36% and 17% from the year-ago periods.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $1.7 billion and $6.3 billion in the 2003 third quarter and nine months, down $1.1 billion and $1.5 billion from the 2002 third quarter and nine months, respectively. Policyholder benefits and claims in the 2003 third quarter decreased 7% from the 2002 third quarter to $113 million, and were down 2% to $409 million in the 2003 nine months. The provision for credit losses decreased 40% from the 2002 third quarter to $1.6 billion in the 2003 third quarter and decreased 20% from the 2002 nine months to $5.9 billion in the 2003 nine months, reflecting improved credit quality in both consumer and corporate businesses.

        Global Consumer provisions for benefits, claims, and credit losses of $1.6 billion in the 2003 third quarter were down 24% from the 2002 third quarter, reflecting decreases in Cards and Retail Banking, partially offset by increases in Consumer Finance. Total net credit losses (excluding Commercial Markets) were $1.691 billion and the related loss ratio was 2.31% in the 2003 third quarter, as compared to $1.745 billion and 2.42% in the preceding quarter and $1.755 billion and 2.75% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.28% at September 30, 2003 from 2.41% at June 30, 2003 and 2.47% a year ago. See page 31 for a reconciliation of total consumer credit information.

        The GCIB provision for credit losses of $78 million in the 2003 third quarter decreased $586 million or 88% and the nine-month provision of $492 million decreased $1.0 billion or 67% from year-ago levels. The decreases reflect this year's improving credit environment contrasted with prior-year provisions for Argentina and exposures in the telecommunications industry.

        Corporate cash-basis loans at September 30, 2003 and 2002 were $3.772 billion and $3.903 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $59 million and $81 million, respectively. The decrease in cash-basis loans from the 2002 third quarter reflects write-offs against previously established reserves, as well as paydowns, offset by increases to borrowers in the power and energy industry. Corporate cash-basis loans at September 30, 2003 decreased $410 million from June 30, 2003 primarily due to write-offs taken against previously established reserves and paydowns from borrowers in the power and energy and telecommunications industries as well as corporate borrowers in Argentina, Brazil and Hong Kong. The decrease in OREO from the 2002 third quarter was primarily due to continued improvements in the North America real estate portfolio.

Income Taxes

        The Company's effective tax rate of 29.2% in the 2003 third quarter declined from 33.0% in the 2002 third quarter. The decline primarily represented benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested and a $200 million release of a tax reserve that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. The Company's effective tax rate was 28.9% in the 2003 second quarter.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $73.4 billion or 13.01% of net risk-adjusted assets, and Tier 1 capital was $50.1 billion or 8.88% at September 30, 2003, compared to $68.7 billion or 12.31% and $45.3 billion or 8.11%, respectively, at December 31, 2002.

EVENTS IN 2002 and 2003

Acquisition of Sears' Credit Card Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (the 8th largest portfolio in the U.S.). The purchase price of $31.8 billion included Sears' private label and bank card credit card receivables of $28.6 billion (prior to any FFIEC and other purchase adjustments) plus a 10% premium of approximately $2.9 billion and $0.3 billion for other assets, business facilities and employees (approximately 8,000 employees, 6,000 full-time). In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The operations of Sears' Credit Card and Financial Products business will be integrated into the businesses of Citicorp.

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission (SEC) to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. Citigroup has made full payment to the SEC. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency (OCC) and Citigroup entered into an agreement with the Federal Reserve Bank of New York (FED) to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have submitted plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED. Citigroup has made full payment to the Manhattan District Attorney's Office. The Company and certain other Citigroup subsidiaries had previously established reserves for the cost of these settlements.

Impact from Argentina's Economic Changes

        Throughout 2002 Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty.

        During the full year of 2002, Citicorp recorded a total of $1.704 billion in net pretax charges. Of these charges, Citicorp recorded a total of $531 million in pretax charges in the 2002 third quarter and $1.5 billion (pretax) in the 2002 nine-month period. In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citicorp's equity by $595 million, net of tax, during 2002.

        The Argentine Supreme Court determined that the 2002 redenomination of certain bank deposits of the Province of San Luis with Banco de la Nacion Argentina from dollars to pesos was unconstitutional. The parties to that litigation did not reach an agreement on the timing and manner of the repayment of the referred deposits within the timeframe set forth by the Supreme Court in its ruling, therefore, the Supreme Court is to decide the terms and conditions of such repayment. In the opinion of the Company's management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company. Following this decision on April 1, 2003, the government issued a regulation providing for a voluntary election on the part of depositors with reprogrammed/restricted balances to receive their peso deposits, including indexation, from their respective banks, as well as a ten-year bond issued directly by the government. During the election period, which expired on May 23, 2003, 41% of Citicorp's eligible deposit liabilities in Argentina elected to redeem their deposits. The redemption of deposits was effected with no significant impact on the Company's net income or liquidity.

        In the 2003 third quarter, Citicorp recorded a total of $95 million in net after-tax charges, as follows: $120 million in write-downs resulting from the mandatory exchange of Argentine Government Promissory Notes (GPNs) for Argentine government bonds denominated in U.S. dollars; a $42 million write-off of impaired Deferred Acquisition Costs reflecting changes in underlying cash flow estimates for the business; $20 million of loss related to the restructuring of customer annuity liability balances; a $62 million after-tax reduction ($100 million pre-tax) in the consumer allowance for credit losses as a result of an improving consumer credit environment; and a $25 million after-tax reduction ($40 million pre-tax) in reserves for customer deposit liabilities reflecting improving trends in those settlements.

        Also in the 2003 third quarter, the Company wrote off $127 million of its compensation instruments against previously established reserves. This action was triggered by, among other things, the government's disallowance during the quarter of compensation for pesification of certain credit card and overdraft loans. The initial principal payment of approximately $57 million under certain compensation instruments issued to the Company was paid in August 2003.

        On July 3, 2003, an insurance subsidiary of the Company that issues annuities obtained approval from the Argentine Ministry of Insurance to offer a restructuring plan for its voluntary annuity holders. The election period will expire on November 30, 2003. As of October 29, 2003, 70% of the voluntary annuity customers have elected to participate in the plan.

        The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina.

        As the economic situation, as well as legal and regulatory issues, in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. In particular, we are watching the potential impact that the continued economic crisis may have on our corporate borrowers and how consumer deposits and our pension and insurance businesses will be affected by potential government actions. Other items we continue to monitor include the realizability of government obligations such as the compensation instruments held by Corporate and Consumer businesses and the government obligations held by the insurance subsidiaries, the potential for re-dollarization of pension annuities and further debt restructurings, and the liquidity and capital needs of the insurance subsidiaries. Additional costs to the Company will depend on future actions by the Argentine government and the Company. Additional losses may be incurred.

        The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

Acquisition of Golden State Bancorp

        On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced. The operations of GSB were integrated into the businesses of Citicorp.

        GSB was the parent company of California Federal Bank, the second-largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth-largest mortgage servicer.

Sale of 399 Park Avenue

        During the 2002 third quarter, the Company sold its 399 Park Avenue, New York City Headquarters building. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in the 2002 third quarter and the remainder to be recognized over the term of Citigroup's lease agreements. Citigroup is currently the lessee of approximately 40% of the building with terms averaging 15 years.

Changes in Credit Card Receivables and Securitizations

        During the 2002 third quarter, the Company increased the loan loss reserve by $206 million related to past due interest and late fees on its on-balance sheet credit card receivables in accordance with recent guidance from the Federal Financial Institutions Examination Council (FFIEC).

        Cards revenues included net gains of $64 million and $279 million in the 2003 third quarter and nine months, respectively, and $239 million in both the 2002 third quarter and nine months as a result of changes in estimates in the timing of revenue recognition on securitizations. See Note 13 to the Consolidated Financial Statements.

ACCOUNTING CHANGES IN 2003

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

        Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

		Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars
		2003	2002		2003	2002
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$19 49	$	— 51	$38 146	$	— 155
Net income	As reported Pro forma	$3,666 3,636		$2,973 2,922	$10,002 9,894		$8,477 8,322

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

Consolidation of Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. Citicorp elected to adopt the remaining provisions of FIN 46 in the 2003 third quarter, with the exception of the deferral related to certain investment company subsidiaries. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003 resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $955 million.

        The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial statements.

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and its adoption did not have a material impact on the Company's financial statements.

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

GLOBAL CONSUMER

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$9,716	$9,307	4	$28,637	$26,500	8
Operating expenses	4,513	3,977	13	13,332	11,917	12
Provisions for benefits, claims, and credit losses	1,584	2,074	(24)	5,506	5,982	(8)

Income before taxes and minority interest	3,619	3,256	11	9,799	8,601	14
Income taxes	1,228	1,154	6	3,181	3,047	4
Minority interest, after-tax	9	8	13	40	27	48

Net income	$2,382	$2,094	14	$6,578	$5,527	19

        Global Consumer—which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world—reported net income of $2.382 billion and $6.578 billion in the 2003 third quarter and nine months, respectively, up $288 million or 14% and $1.051 billion or 19% from the comparable 2002 periods, driven by growth in Retail Banking and Cards that was partially offset by a decline in Consumer Finance. Retail Banking net income increased $209 million or 28% in the 2003 third quarter and $913 million or 51% in the 2003 nine months from the prior-year periods, reflecting the impact of the Golden State Bancorp (GSB) acquisition, growth in Consumer Assets, EMEA and Asia combined with improvements in Argentina. Cards net income increased $136 million or 16% in the 2003 third quarter and $338 million or 16% in the 2003 nine months from the 2002 periods, reflecting growth in Citi Cards, Mexico and Asia, the addition of the Home Depot private-label portfolio, combined with improvements in credit quality in Argentina. Consumer Finance net income of $467 million and $1.460 billion in the 2003 third quarter and nine months declined $72 million or 13% and $177 million or 11% from the comparable 2002 periods, as continued weakness in Japan was partially offset by growth in North America, including the acquisition of GSB, and EMEA.

Cards

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$3,542	$3,714	(5)	$10,184	$10,042	1
Operating expenses	1,508	1,418	6	4,417	4,126	7
Provision for credit losses	540	978	(45)	1,992	2,604	(24)

Income before taxes and minority interest	1,494	1,318	13	3,775	3,312	14
Income taxes	508	469	8	1,284	1,162	11
Minority interest, after-tax	1	—	—	3	—	—

Net income	$985	$849	16	$2,488	$2,150	16

Average assets (in billions of dollars)	$64	$66		$65	$61
Return on assets	6.11%	5.10%		5.12%	4.71%

        Cards—which includes bankcards, private-label cards and charge cards in 47 countries around the world—reported net income of $985 million and $2.488 billion in the 2003 third quarter and nine months, respectively, up $136 million or 16% and $338 million or 16% from the 2002 periods. North America Cards reported net income of $819 million and $2.113 billion for the 2003 third quarter and nine months, respectively, up $91 million or 13% and $223 million or 12% from the 2002 periods, reflecting increased spreads, improved credit costs and the addition of the Home Depot private-label portfolio. International Cards income increased $45 million or 37% compared to the prior-year quarter and increased $115 million or 44% compared to the 2002 nine months, both reflecting the impact of changes in the allowance for credit losses related to Argentina, as well as growth in Asia.

        During the 2003 third quarter, Citigroup completed the acquisition of the Home Depot private-label portfolio, adding $6 billion in receivables and 12 million accounts. On July 29, 2003, Citigroup completed the acquisition of a majority stake in Diners Club Europe adding approximately 1 million accounts, bringing Citigroup's ownership to 100%. The acquisition included the Diners Club franchises in the U.K., Ireland, Belgium, Luxembourg, the Netherlands, Italy, France, Germany and Switzerland. The operations of the Home Depot private-label portfolio and Diners Club Europe businesses will be integrated into the businesses of Citicorp.

        As shown in the following table, average managed loans grew 4% and 5% in the 2003 third quarter and nine months, respectively, reflecting growth of 2% and 5% in North America and 18% and 14% in International Cards. Growth in North America was led by Citi Cards, where the addition of the Home Depot private-label portfolio was partially offset by a decline in introductory promotional rate balances that was driven by a change in acquisition marketing strategies, as well as the sale of $1.7 billion of non-strategic portfolios. Growth in International Cards reflected increases in EMEA and Asia. The growth in International Cards also included the benefit of strengthening currencies and was partially offset by a decline in Latin America, which experienced lower loan volumes across the region. Sales in North America were flat to the 2002 third quarter, reflecting the change in acquisition marketing strategies offset by the addition of Home Depot and improved purchase sales. International Cards sales grew 18% from the prior-year quarter, reflecting growth in EMEA, Asia and Japan as well as the addition of Diners Club Europe.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Sales
North America	$62.3	$62.4	—	$179.1	$179.2	—
International	10.3	8.7	18	27.9	24.3	15

Total Sales	$72.6	$71.1	2	$207.0	$203.5	2
Average managed loans
North America(1)	$113.7	$111.1	2	$113.9	$108.9	5
International	12.7	10.8	18	12.0	10.5	14

Total average managed loans(1)	$126.4	$121.9	4	$125.9	$119.4	5
Securitized receivables	(72.1)	(64.6)	12	(70.3)	(65.5)	7
Credit card receivables held-for-sale(2)	(4.1)	(6.5)	(37)	(4.1)	(6.5)	(37)

On-balance sheet loans	$50.2	$50.8	(1)	$51.5	$47.4	9

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

(2)
Included within Other assets on the Consolidated Statement of Financial Position.

        Revenues, net of interest expense, of $3.542 billion for the 2003 third quarter declined by $172 million or 5% from 2002, reflecting a decline of $271 million or 9% in North America that was partially offset by growth of $99 million or 17% in the international markets. Revenues in North America included net gains of $64 million and $239 million in the 2003 and 2002 third quarters, respectively, as a result of changes in estimates related to the timing of revenue recognition on securitizations. Excluding these items, the decline in North America was primarily due to increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized) that was partially offset by the addition of the Home Depot portfolio, net interest margin expansion and the benefit of increased purchase sales and cardholder services fees. Revenue growth in International Cards was mainly driven by receivable and sales increases in Asia and EMEA, the addition of Diners Club Europe as well as the benefit of foreign currency translation. Revenues, net of interest expense, for the 2003 nine-month period of $10.184 billion rose $142 million or 1% as growth in EMEA and Asia was partially offset by a decline in North America. Revenue in North America included net gains of $279 million and $239 million in the 2003 and 2002 nine-month periods, respectively, as a result of changes in estimates related to the timing of revenue recognition on securitizations. Revenues in the 2003 nine months also included gains from the sale of $1.7 billion in non-strategic portfolios. Revenues in the 2002 nine months also included $128 million resulting from an increase in the amortization period for certain direct loan origination costs.

        Operating expenses of $1.508 billion and $4.417 billion in the 2003 third quarter and nine months, respectively, increased $90 million or 6% and $291 million or 7% from the prior-year periods. In North America, expenses increased 3% in the third quarter and 6% in the nine-month comparisons. The increase in the third quarter comparison was driven by the addition of the Home Depot portfolio, which was partially offset by lower advertising and marketing expenditures. In the nine-month comparison, expense growth reflected the addition of the Home Depot portfolio and increased advertising and marketing expenditures combined with the absence of a $19 million restructuring reserve release in the prior year. In International Cards, expenses increased 20% compared to the prior-year quarter and 10% compared to the 2002 nine months, driven by the addition of Diners Club Europe and the impact of foreign currency translation.

        The provision for credit losses in the 2003 third quarter and nine months was $540 million and $1.992 billion, respectively, compared to $978 million and $2.604 billion in the 2002 periods. The 2003 third quarter provision for credit losses included a $44 million reduction in the allowance for credit losses due to improvement in credit experience and lower portfolio volumes in Argentina. In the prior year, the provision for credit losses included a $206 million addition to the allowance for credit losses established in accordance with FFIEC guidance related to past due interest and late fees on the on-balance sheet credit card receivables in Citi Cards and, in the nine-month period, a $70 million net addition to the allowance resulting from deteriorating credit in Argentina. Excluding the prior-year amounts related to FFIEC guidance and Argentina, the decline in the provision for credit losses reflected credit improvement in North America and in the international markets overall and an increase in the level of securitized receivables, partially offset by the impact of higher loss rates in the U.K. and Korea. Net credit losses in the 2003 third quarter were $579 million with a related loss ratio of 4.58%, compared to $679 million and 5.41% for the 2003 second quarter and $804 million and 6.28% in the prior-year quarter. Loans delinquent 90 days or more were $819 million or 1.57% of loans at September 30, 2003, compared to $870 million or 1.80% at June 30, 2003 and $917 million or 1.74% at September 30, 2002.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At September 30, 2003, securitized credit card receivables were $73.6 billion, compared to $64.6 billion at September 30, 2002. Credit card receivables held-for-sale were $3.0 billion at September 30, 2003, compared to $6.5 billion a year ago. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. For a further discussion of the securitization of credit card receivables, see page 58.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the 2003 third quarter were $1.789 billion with a related loss ratio of 5.62%, compared to $1.887 billion and 6.08% in the 2003 second quarter and $1.764 billion and 5.74% in the 2002 third quarter. The decrease in the ratio from the second quarter of 2003 was primarily due to improvements in North America and in the international markets. Contributing to the improvement in North America was the addition of the Home Depot portfolio which at acquisition was recorded at fair market value, and represented $4.2 billion of average loans in the net credit loss ratio calculation for the 2003 third quarter. Excluding the Home Depot portfolio acquisition the loss ratio for the 2003 third quarter would have been 5.81%. The decline in the ratio from the prior-year quarter was primarily driven by improvements in the international markets, particularly in Hong Kong, Taiwan, and Argentina. Loans delinquent 90 days or more on a managed basis were $2.353 billion or 1.83% at September 30, 2003, compared to $2.313 billion or 1.88% at June 30, 2003 and $2.309 billion or 1.86% at September 30, 2002.

Consumer Finance

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,499	$2,462	2	$7,462	$7,243	3
Operating expenses	867	776	12	2,567	2,320	11
Provisions for benefits, claims, and credit losses	925	844	10	2,812	2,369	19

Income before taxes	707	842	(16)	2,083	2,554	(18)
Income taxes	240	303	(21)	623	917	(32)

Net income	$467	$539	(13)	$1,460	$1,637	(11)

Average assets (in billions of dollars)	$104	$98	6	$104	$94	11
Return on assets	1.78%	2.18%		1.88%	2.33%

        Consumer Finance—which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses—reported net income of $467 million and $1.460 billion in the 2003 third quarter and nine months, respectively, down $72 million or 13% and $177 million or 11%, respectively, from the comparable 2002 periods, principally reflecting a decline in International Consumer Finance resulting from continued weakness in Japan, which was partially offset by growth in North America, which also benefited from the acquisition of GSB, and EMEA. International results in the 2003 nine months included a $94 million release of a tax reserve related to a settlement with tax authorities, which increased income in Japan.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Average loans
Real estate-secured loans	$52.2	$48.2	8	$51.6	$47.3	9
Personal	22.1	22.7	(3)	22.3	21.4	4
Auto	11.2	8.4	33	11.0	7.9	39
Sales finance and other	5.3	4.1	29	4.9	3.8	29

Total average loans	$90.8	$83.4	9	$89.8	$80.4	12

        As shown in the preceding table, average loans grew 9% compared to the 2002 third quarter resulting from acquisitions, growth in real-estate secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets. Growth in real estate-secured loans mainly reflected the continued cross-selling of products through Primerica as well as portfolio acquisitions in North America and growth in the U.K. Average auto loans for the 2003 third quarter increased $2.8 billion or 33% from 2002, primarily resulting from the addition of $2.0 billion through the acquisition of GSB, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans in the 2003 third quarter declined 11% from the prior-year quarter, as the benefit of foreign currency translation was more than offset by the impact of charge-offs, reduced loan demand and higher pay-downs.

Average loans in Japan are expected to continue to decline from the 2003 third quarter levels. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

        As shown in the following table, the average net interest margin of 9.96% in the 2003 third quarter declined 66 basis points from the 2002 third quarter, reflecting compression in the international markets, particularly in Japan. In North America, the average net interest margin was 8.34% in the 2003 third quarter, increasing 5 basis points from the prior-year quarter as the benefit of lower cost of funds was partially offset by lower yields, reflecting the lower interest rate environment and the continued shift to higher-quality credits. The average net interest margin for International Consumer Finance was 15.53% in the 2003 third quarter, declining 200 basis points from the prior-year quarter, primarily driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with a change in the treatment of adjustments and refunds of interest and continued high levels of non-performing loans. Beginning in the second quarter of 2003, adjustments and refunds of interest charged to customer accounts are accounted for as a reduction of net interest margin whereas, in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe, which was driven by lower cost of funds and the benefit of growth in higher-yielding personal loans.

	Three Months Ended September 30,
			Basis Point Change
	2003	2002
Average Net Interest Margin
North America	8.34%	8.29%	5 bps
International	15.53%	17.53%	(200 bps)
Total	9.96%	10.62%	(66 bps)

        Revenues, net of interest expense, of $2.499 billion and $7.462 billion in the 2003 third quarter and nine months, respectively, increased $37 million or 2% from the prior-year quarter and $219 million or 3% from the prior-year nine months. Revenue in North America increased 11% from the third quarter of 2002 and 9% from the first nine months of 2002 and was primarily driven by growth in receivables that included the addition of the GSB auto portfolio and the absence of prior-year realized insurance investment portfolio losses, partially offset by declines in insurance premium revenue. Revenue in International Consumer Finance declined $133 million or 14% and $167 million or 6% from the 2002 periods mainly due to lower volumes and spreads in Japan, partially offset by growth in EMEA and Asia, the benefit of foreign currency translation and, in the nine-month comparison, the impact of acquisitions in Japan.

        Operating expenses of $867 million and $2.567 billion in the 2003 third quarter and nine months, respectively, increased $91 million or 12% and $247 million or 11% from the prior-year periods. Operating expenses in North America increased $61 million or 13% and $159 million or 11%, respectively, from the prior-year periods, primarily due to increased volumes and the addition of the GSB auto portfolio, as well as increased staffing costs and collection and compliance expenses. Operating expenses for International Consumer Finance increased 10% from both the prior-year quarter and nine months. These increases reflected the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business in response to the continued challenging business environment and, in the nine-month comparison, the addition of Taihei and Marufuku, partially offset by expense savings from branch closings and headcount reductions in Japan.

        The provisions for benefits, claims, and credit losses were $925 million in the 2003 third quarter, down from $957 million in the 2003 second quarter and up from $844 million in the prior-year third quarter. The decline from the second quarter of 2003 primarily reflected improved credit conditions. The increase from the prior-year third quarter primarily reflected increases in the provision for credit losses in Japan, due to deteriorating credit conditions, and in North America, where the addition of GSB and growth in the portfolio were partially offset by a decline in policyholder benefits and claims. Net credit losses and the related loss ratio were $898 million and 3.92% in the 2003 third quarter, compared to $897 million and 4.01% in the 2003 second quarter and $779 million and 3.71% in the 2002 third quarter. In North America, the net credit loss ratio of 2.93% in the 2003 third quarter was down from 2.98% in the 2003 second quarter and up from 2.79% in the 2002 third quarter. The net credit loss ratio for International Consumer Finance was 7.34% in the 2003 third quarter, down from 7.43% in the 2003 second quarter and up from 6.42% in the 2002 third quarter. The increase in the ratio from the prior-year quarter was due to higher credit losses and lower loan balances in Japan, while the improvement from the prior quarter was mainly due to a decline in losses in EMEA and Japan which experienced a decline in bankruptcy losses during the quarter. The net credit loss ratio for International Consumer Finance in the 2003 second and third quarters was reduced by 62 and 66 basis points, respectively, as a result of the change in treatment of adjustments and refunds as discussed above. Net credit losses in the 2002 third quarter included $25 million for changes in loss recognition criteria in Japan that accelerated the timing of contractual write-offs in the personal loan portfolio. Loans delinquent 90 days or more were $2.127 billion or 2.30% of loans at September 30, 2003, compared to $2.182 billion or 2.41% at June 30, 2003 and $2.179 billion or 2.60% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America.

        In Japan, net credit losses and the related loss ratio may increase from the 2003 third quarter as a result of economic conditions, credit performance of the unsecured loan portfolio, including increased bankruptcy filings, and the impact of regulatory changes. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

Retail Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$3,600	$3,053	18	$10,758	$8,953	20
Operating expenses	2,038	1,653	23	6,020	5,141	17
Provisions for benefits, claims, and credit losses	119	252	(53)	702	1,009	(30)

Income before taxes and minority interest	1,443	1,148	26	4,036	2,803	44
Income taxes	488	402	21	1,305	995	31
Minority interest, after-tax	8	8	—	37	27	37

Net income	$947	$738	28	$2,694	$1,781	51

Average assets (in billions of dollars)	$225	$175	29	$222	$172	29
Return on assets	1.67%	1.67%		1.62%	1.38%

        Retail Banking—which delivers banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems—reported net income of $947 million and $2.694 billion in the 2003 third quarter and nine months, respectively, up $209 million or 28% and $913 million or 51% from the 2002 periods. The increase in Retail Banking was driven by growth in North America of $120 million or 27% and $651 million or 60% in the 2003 third quarter and nine months, respectively, primarily due to the acquisition of GSB and strong growth in mortgage originations and deposit volumes, partially offset by a decline in Mexico. Net income in International Retail Banking increased $89 million or 30% and $262 million or 38% in the 2003 third quarter and nine months, respectively, as improvements in Argentina combined with growth in EMEA and Asia more than offset the prior-year gain on sale of the mortgage portfolio in Japan.

        As shown in the following table, Retail Banking grew average loans and customer deposits compared to 2002. The growth in North America primarily reflected the acquisition of GSB, partially offset by the negative impact of foreign currency translation in Mexico. North America also experienced organic growth in customer deposits in Citibanking North America and in average loans in Consumer Assets, primarily due to increased mortgages. Average loan growth in North America was negatively impacted by a decline in CitiCapital resulting from the run-off of non-core portfolios. At the end of the 2003 third quarter, CitiCapital's non-core portfolios were also reduced by approximately $1.2 billion resulting from the sale of CitiCapital Fleet Services. In the international markets, average customer deposits grew 9% from the prior-year quarter driven by the impact of foreign currency translation and growth in Asia, EMEA and Japan. International Retail Banking average loans increased 2% from the prior-year quarter as the impact of foreign currency translation and growth in installment loans in Germany were partially offset by the 2002 third quarter sale of the mortgage portfolio in Japan. Growth in both loans and customer deposits was negatively impacted by volume declines in Latin America, reflecting declines across the region.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Average customer deposits
North America	$113.3	$84.7	34	$112.7	$87.2	29
International	87.0	79.5	9	84.2	78.5	7

Total average customer deposits	$200.3	$164.2	22	$196.9	$165.7	19
Average loans
North America	$121.3	$93.1	30	$122.7	$92.1	33
International	35.8	35.2	2	35.4	34.6	2

Total average loans	$157.1	$128.3	22	$158.1	$126.7	25

        Revenues, net of interest expense, of $3.600 billion and $10.758 billion in the 2003 third quarter and nine months, respectively, increased $547 million or 18% and $1.805 billion or 20% from the 2002 periods. Revenues in North America increased $354 million or 19% and $1.257 billion or 22% in the 2003 third quarter and nine months, respectively, driven by the acquisition of GSB and growth in Consumer Assets. Excluding the acquisition of GSB, growth in North America, excluding Mexico, was driven by the benefit of increased loan and deposit volumes and higher mortgage servicing and securitization income, which was partially offset by lower net funding and positioning spreads in Citibanking North America and the impact of run-off of non-core portfolios in CitiCapital. Revenues in Mexico declined $122 million or 25% and $84 million or 6% in the 2003 third quarter and nine months, respectively, primarily reflecting the write-down of an investment security and the negative effect of foreign currency translation which were partially offset by improved spreads and volumes. International Retail Banking revenues increased $193 million or 17% and $548 million or 17% in the 2003 third quarter and nine months, respectively, reflecting the impact of strengthening currencies, improvements in Latin America and growth in EMEA and Asia. Excluding the impact of foreign currency translation, increased loan volumes, mainly in Germany, drove growth in EMEA, while Asia benefited from strong investment and insurance products sales. The increase in Latin America reflected improvements in Argentina resulting from lower losses and the release of reserves related to customer deposit liabilities and a decline in government-mandated inflation indexed interest accruals. These improvements were partially offset in the nine-month comparison by a benefit in the prior year resulting from a change in the allocation of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002. International Retail Banking revenue growth was negatively impacted by a decline in Japan resulting from a $55 million gain on sale of the $2.0 billion mortgage portfolio in the prior year.

        Operating expenses in the 2003 third quarter and nine months increased $385 million or 23% and $879 million or 17% from the comparable 2002 periods. In North America, growth of $313 million or 30% and $647 million or 19% from the 2002 third quarter and nine months, respectively, was primarily due to the addition of GSB and volume-related increases in Consumer Assets, partially offset by the impact of foreign currency translation in Mexico. International Retail Banking operating expenses increased $72 million or 12% and $232 million or 13% from the 2002 third quarter and nine months, respectively, mainly reflecting the impact of foreign currency translation, volume-related increases, higher advertising and marketing costs, and, in the nine-month comparison, costs (including severance) attributable to business repositioning in Latin America and the consolidation of certain back office operations in Europe.

        The provisions for benefits, claims, and credit losses were $119 million and $702 million in the 2003 third quarter and nine months, respectively, down from $252 million and $1.009 billion in the prior-year periods, reflecting a lower provision for credit losses. The decline in the provision for credit losses from the prior-year periods primarily reflected lower credit costs in Mexico, which includes a credit recovery of $64 million, and in CitiCapital, a $56 million reduction in the allowance for credit losses due to improvement in credit experience and lower portfolio volumes in Argentina, and was partially offset by the impact of foreign currency translation and additions to the allowance for credit losses in Germany. The nine-month comparison also reflected a $101 million addition to the allowance for credit losses in the first quarter of 2002 related to Argentina. Net credit losses (excluding commercial markets) were $210 million and the related loss ratio was 0.72% in the 2003 third quarter, compared to $165 million and 0.58% in the 2003 second quarter and $166 million and 0.74% in the prior-year quarter. The increase in credit losses (excluding commercial markets) in the 2003 third quarter was primarily driven by an $87 million write-down of the Argentina compensation note (which was written down against previously established reserves), and was partially offset by improvements in all product lines in North America. Commercial Markets net credit losses were $50 million and the related loss ratio was 0.47% in the 2003 third quarter, compared to $139 million and 1.30% in the 2003 second quarter and $147 million and 1.50% in the prior-year quarter. The decline in Commercial Markets net credit losses in the 2003 third quarter was mainly due to a recovery in Mexico, and improvements in CitiCapital.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.707 billion or 3.19% of loans at September 30, 2003, compared to $3.706 billion or 3.29% at June 30, 2003, and $2.969 billion or 3.39% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to increases in Consumer Assets and Germany, including the impact of foreign currency translation, and was partially offset by declines in Taiwan, Argentina and Mexico. The increase in Consumer Assets was mainly due to the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies.

        Cash-basis loans in Commercial Markets were $1.283 billion at September 30, 2003, $1.165 billion at June 30, 2003, and $1.234 billion at September 30, 2002. The increase in cash-basis loans from the prior year and prior quarter mainly reflected increases in the vehicle leasing and transportation portfolios in CitiCapital and was partially offset by improvements in Mexico and Citibanking North America.

        Average assets of $225 billion and $222 billion in the 2003 third quarter and nine months, respectively, increased $50 billion from both comparable 2002 periods. The increase in average assets primarily reflected the acquisition of GSB, growth in mortgages and loans held for sale in Consumer Assets, and the impact of foreign currency translation in the international markets.

Other Consumer

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$75	$78	$233	$262
Operating expenses	100	130	328	330

Loss before tax benefits	(25)	(52)	(95)	(68)
Income tax benefits	(8)	(20)	(31)	(27)

Net (loss)	$(17)	$(32)	$(64)	$(41)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $17 million and $64 million for the 2003 third quarter and nine months, respectively, compared to losses of $32 million and $41 million in the 2002 third quarter and nine months, respectively. The reduction in losses in the quarterly comparison was mainly due to lower global marketing costs while the increase in losses in the nine-month comparison was driven by a $40 million pre-tax release of a reserve related to unused travelers checks in a non-core business in the prior year.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,764	$2,952	(6)	$8,619	$9,006	(4)
Operating expenses	1,357	1,102	23	4,277	3,781	13
Provision for credit losses	78	664	(88)	492	1,497	(67)

Income before taxes and minority interest	1,329	1,186	12	3,850	3,728	3
Income taxes	352	393	(10)	1,005	1,198	(16)
Minority interest, after-tax	4	4	—	14	12	17

Net income	$973	$789	23	$2,831	$2,518	12

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

        GCIB net income of $973 million and $2.831 billion in the 2003 third quarter and nine months was up $184 million or 23% from the 2002 third quarter and up $313 million or 12% from the 2002 nine months, respectively. The 2003 third quarter reflects net income growth from the comparable 2002 quarter of $110 million or 17% in Capital Markets and Banking and $74 million or 57% in Transaction Services. The 2003 nine months reflects income growth of $160 million or 8% in Capital Markets and Banking and $153 million or 35% in Transaction Services.

        The increase in Capital Markets and Banking net income in the 2003 periods primarily reflects a lower provision for credit losses and increases in the Fixed Income business, partially offset by mark-to-market losses in credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened. The increase in the 2003 nine months also reflects the absence of prior-year redenomination losses in Argentina. The increase in Transaction Services net income in the 2003 third quarter is due to a lower provision for credit losses, lower taxes related to a benefit on the sale of an investment and lower expenses resulting from expense control initiatives. Net income in the 2003 nine months increased primarily due to a lower provision for credit losses.

        The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Credit costs are expected to continue to improve compared to 2002 levels as the global economy strengthens. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

Capital Markets and Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$1,871	$2,041	(8)	$5,905	$6,276	(6)
Operating expenses	739	469	58	2,400	1,865	29
Provision for credit losses	75	576	(87)	468	1,337	(65)

Income before taxes and minority interest	1,057	996	6	3,037	3,074	(1)
Income taxes	283	331	(15)	779	980	(21)
Minority interest, after-tax	4	5	(20)	14	10	40

Net income	$770	$660	17	$2,244	$2,084	8

        Capital Markets and Banking delivers a full range of global financial services and products including foreign exchange, structured products, derivatives and lending.

        Capital Markets and Banking net income of $770 million in the 2003 third quarter and $2.244 billion in the 2003 nine months increased $110 million or 17% and $160 million or 8%, respectively, from the 2002 periods primarily due to a lower provision for credit losses, partially offset by losses in credit derivatives as credit spreads tightened. The increase in the 2003 nine months also reflects the absence of prior-year redenomination losses in Argentina.

        Revenues, net of interest expense, of $1.871 billion and $5.905 billion in the 2003 third quarter and nine months decreased $170 million or 8% from the 2002 third quarter and $371 million or 6% from the 2002 nine months, respectively. Revenue declines in the 2003 periods were driven by mark-to-market losses in credit derivatives as credit spreads tightened, partially offset by increases in Fixed Income and the absence of a prior-year write-down of Argentine sovereign securities.

        Operating expenses of $739 million and $2.400 billion in the 2003 third quarter and nine months increased $270 million or 58% from the 2002 third quarter and $535 million or 29% from the 2002 nine months, respectively, driven by increased Compensation and Benefits expense. The increase in the 2003 nine months also reflects costs associated with the repositioning of the Company's business in Latin America (primarily severance-related and higher legal fees).

        The provision for credit losses of $75 million in the 2003 third quarter is composed of net credit losses of $332 million offset by net reserve releases of $257 million. Net releases include $196 million of writeoffs against specific borrowers as well as additional reserve reductions of $35 million in Mexico, $32.5 million in North America, $16.25 million in Asia and $16.25 million in Latin America, reflecting improving credit trends, offset in part by new reserves of $39 million for specific borrowers. The provision for credit losses of $75 million in the 2003 third quarter and $468 million in the nine months decreased $501 million and $869 million, respectively, primarily due to the absence of prior-year provisions for Argentina and exposures in the telecommunications industry as well as reserve reductions, reflecting improved credit trends.

        Cash-basis loans were $3.571 billion at September 30, 2003, $3.669 billion at June 30, 2003, $3.394 billion at December 31, 2002 and $3.394 billion at September 30, 2002. Cash-basis loans net of write-offs increased $177 million from September 30, 2002, primarily due to increases to borrowers in the power and energy industry, as well as the transfer of loans from Transactions Services ($248 million) offset by decreases due to charge-offs against reserves as well as paydowns. Cash-basis loans decreased $98 million from June 30, 2003, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy and telecommunications industries as well as corporate borrowers in Argentina, Brazil and Hong Kong, offset by increases in Mexico resulting from the transfer of loans from Transaction Services.

Transaction Services

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$893	$911	(2)	$2,714	$2,730	(1)
Operating expenses	618	633	(2)	1,877	1,916	(2)
Provision for credit losses	3	88	(97)	24	160	(85)

Income before taxes and minority interest	272	190	43	813	654	24
Income taxes	69	62	11	226	218	4
Minority interest, after-tax	—	(1)	100	—	2	(100)

Net income	$203	$129	57	$587	$434	35

        Transaction Services—which provides cash management, trade finance, custody and clearing services globally—reported net income of $203 million in the 2003 third quarter, up $74 million or 57% from the 2002 third quarter. The increase in the 2003 third quarter is due primarily to a lower provision for credit losses, lower effective tax rates related to a benefit on the sale of an investment and lower expenses resulting from expense control initiatives. Net income in the 2003 nine months increased $153 million or 35% from 2002, primarily due to a lower provision for credit losses and a lower effective tax rate.

        As shown in the following table, average liability balances of $101 billion grew 17% compared to the 2002 third quarter primarily due to increases in Europe and Asia. Assets under custody reached $5.7 trillion, an increase of $0.4 trillion or 8% compared to the prior year.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	% Change
Liability balances (average in billions)	$101	$86	17
Assets under custody (EOP in trillions)	5.7	5.3	8

        Revenues, net of interest expense, of $893 million in the 2003 third quarter decreased $18 million or 2% from the 2002 third quarter, primarily reflecting an unfavorable interest rate environment compared to 2002. Revenues, net of interest expense, of $2.714 billion in the 2003 nine months, decreased $16 million or 1%, primarily due to lower interest rates, and overall market weakness. These were partially offset by increased business volumes reflected by higher liability balances, gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking) and a benefit from foreign exchange currency translation.

        Operating expenses of $618 million in the 2003 third quarter decreased $15 million or 2%, primarily reflecting staff related reduction. Operating expenses of $1.877 billion in the 2003 nine months decreased $39 million or 2% primarily reflecting expense control initiatives, partially offset by costs associated with the repositioning of the Company's business in Latin America, primarily severance-related.

        The provision for credit losses of $3 million in the 2003 third quarter decreased by $85 million from the 2002 third quarter, primarily due to higher trade finance write-offs in Argentina in the prior-year quarter. The provision for credit losses of $24 million in the 2003 nine months decreased by $136 million from the 2002 nine months, primarily reflecting prior-year write-offs in Argentina, partially offset by 2003 provisions for selected borrowers in Brazil.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $201 million at September 30, 2003, $513 million at June 30, 2003, $572 million at December 31, 2002 and $509 million at September 30, 2002. Cash-basis loans were down $312 million from June 30, 2003 and $308 million from September 30, 2002, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Poland and Argentina.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$732	$695	5	$2,377	$2,204	8
Operating expenses	539	397	36	1,471	1,252	17
Provisions for benefits, claims and credit losses	67	68	(1)	264	253	4

Income before taxes	126	230	(45)	642	699	(8)
Income taxes	59	64	(8)	194	195	(1)

Net income	$67	$166	(60)	$448	$504	(11)

        Global Investment Management is comprised of Life Insurance and Annuities, Private Bank and Asset Management. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

        Global Investment Management net income of $67 million in the 2003 third quarter and $448 million in the 2003 nine months decreased $99 million or 60% and $56 million or 11% from the comparable 2002 periods. Life Insurance and Annuities net loss of $73 million in the 2003 third quarter and $31 million in the 2003 nine months represents a decrease in income of $89 million and $107 million from the comparable 2002 periods. The decrease in income of $89 million in the 2003 third quarter resulted from lower International Insurance Manufacturing (IIM) results of $90 million, primarily driven by impairments of Argentina Government Promissory Notes (GPNs) of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million. The decrease in Life Insurance and Annuities income of $107 million in the 2003 nine-month period reflects lower IIM results of $110 million partially offset by higher Citi Insurance Group results of $3 million. The IIM decline was driven by the Argentina actions of $131 million recorded in the 2003 third quarter, partially offset by an $18 million benefit from lower taxes in Asia due to the application of APB 23's indefinite investment criteria, as well as higher business volumes and lower tax rates in Mexico.

        Private Bank net income was $143 million in the 2003 third quarter and $406 million in the 2003 nine months, up $26 million or 22% and $65 million or 19% from the comparable 2002 periods, primarily reflecting increased client trading and lending activity, partially offset by higher employee-related expenses and a higher cost of funds.

        Asset Management net loss of $3 million in the 2003 third quarter and net income of $73 million in the 2003 nine months represents a decrease in income of $36 million and $14 million from the comparable 2002 periods. The 2003 third quarter income decline primarily reflects the impact of a $42 million impairment of a Deferred Acquisition Cost (DAC) asset relating to a Retirement Services business in Argentina, a $9 million impairment of Argentina GPNs and reduced fee revenues, partially offset by the impact of continued expense management. The decline in the nine-month period was the result of the 2003 third quarter impairments in Argentina and reduced fee revenues, partially offset by lower expenses, including the absence of prior-year charges related to Argentina.

Life Insurance and Annuities

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$60	$118	(49)	$428	$445	(4)
Provision for benefits and claims	65	63	3	252	242	4
Operating expenses	80	33	NM	204	93	NM

Income before taxes	(85)	22	NM	(28)	110	NM
Income taxes (benefits)	(12)	6	NM	3	34	(91)

Net income (loss)	($73)	$16	NM	($31)	$76	NM

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

        Net losses of $73 million and $31 million in the 2003 third quarter and nine months reflect a decrease in income of $89 million and $107 million from the respective 2002 periods. The $89 million decrease in the 2003 third quarter reflects lower IIM results of $90 million, partially offset by higher CIG results of $1 million. The $107 million decrease in the 2003 nine-month period reflects lower IIM results of $110 million, partially offset by higher CIG results of $3 million.

        IIM's net loss of $77 million in the 2003 third quarter was a decline in income of $90 million and primarily resulted from impairments of GPNs of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million. The GPN impairment was the result of an Argentine government decree, which required the mandatory exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the assets were considered impaired and written down to fair market value based on prevailing market prices on the decree date. Certain GPNs, which were held in general accounts, were considered impaired through recognition as an insurance investment portfolio loss ($53 million). See Impact from Argentina's Economic Changes on page 6 for a further discussion of these actions. Other income items which offset the Argentina actions were an $18 million benefit of lower taxes due to the application of APB 23 indefinite investment criteria in Asia, higher investment income due to timing of $13 million, and higher business volumes and the impact of a lower tax rate in Mexico. IIM's net loss of $45 million in the 2003 nine-month period was a decline in income of $110 million and was driven by the Argentina actions of $131 million, partially offset by the application of APB 23 in Asia and higher business volumes and lower taxes in Mexico.

        During the 2003 third quarter and nine-month periods, Life Insurance and Annuities operating expenses of $80 million and $204 million increased $47 million and $111 million, from the respective 2002 periods. IIM's expenses increased $45 million and $106 million from the respective 2002 periods, driven by a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses. This change in presentation increased both revenues and expenses by $22 million and $73 million in the 2003 third quarter and nine-month periods, respectively. The remaining expense increase in IIM in both the 2003 third quarter and nine-month periods was primarily the result of higher business volumes.

Private Bank

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$510	$414	23	$1,490	$1,265	18
Operating expenses	298	237	26	884	755	17
Provision for credit losses	2	5	(60)	12	11	9

Income before taxes	210	172	22	594	499	19
Income taxes	67	55	22	188	158	19

Net income	$143	$117	22	$406	$341	19

Average assets (in billions of dollars)	$39	$29	34	$37	$29	28
Return on assets	1.45%	1.60%		1.47%	1.57%

Client business volumes under management (in billions of dollars)	$186	$163	14	$186	$163	14

        Private Bank provides personalized wealth management services for high-net-worth clients around the world. Private Bank net income was $143 million in the 2003 third quarter and $406 million in the 2003 nine months, up $26 million or 22% and $65 million or 19% from the 2002 periods, primarily reflecting increased client trading and lending activity, partially offset by higher incentive compensation expense associated with higher revenues, higher other employee related costs and the impact of a narrowing of Treasury spreads.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $186 billion at the end of the 2003 third quarter, up $23 billion or 14% from $163 billion at the end of the 2002 third quarter. The increase primarily reflects growth of $9 billion in other (principally custody) accounts, $6 billion in loans, $6 billion in banking and fiduciary deposits and $2 billion in assets under fee based management.

        Revenues, net of interest expense, were $510 million in the 2003 third quarter and $1.49 billion in the 2003 nine months, up $96 million or 23% and $225 million or 18% from the respective 2002 periods. The increases reflect higher client trading, lending and banking activity in both the three- and nine-month periods, partially offset by the impact of a narrowing of Treasury spreads. The three-month period was additionally impacted by higher placement, management and performance fees. In the 2003 third quarter and nine months, the increased revenues reflect continued favorable trends in North America (including Mexico), up $24 million or 13% and $84 million or 15%, respectively, from the comparable 2002 periods, primarily in lending and client trading activity. International revenues increased $72 million or 32% from the 2002 third quarter and $141 million or 20% from the 2002 nine months, primarily due to growth in Japan of $29 million or 64% and $56 million or 38%, respectively (client trading), in Asia of $28 million or 37% and $66 million or 28%, respectively (client trading), and in Latin America of $11 million or 24% and $20 million or 14%, respectively (client trading).

        Operating expenses of $298 million and $884 million in the 2003 third quarter and nine months were up $61 million or 26% and $129 million or 17% from the respective 2002 periods, primarily reflecting increased incentive compensation associated with higher revenues, and higher other employee related costs including severance and increased salary and benefits costs due to a change in employee mix of front end sales staff. In the 2003 third quarter and nine months, the increased expenses reflect the increase in revenues in North America (including Mexico), with expenses up $12 million or 15% and $36 million or 15%, respectively, from the comparable 2002 periods, driven by higher incentive compensation and the impact of the inclusion of Banamex into Private Bank's results beginning in August 2002. International expenses increased $49 million or 31% from the 2002 third quarter and $93 million or 18% from the 2002 nine months, primarily due to higher employee- related costs, including incentive compensation in Asia and Japan, and higher severance costs in EMEA. In the 2003 third quarter and nine months, Asia increased $17 million or 40% and $42 million or 32%, respectively; Japan increased $14 million or 52% and $29 million or 35%, respectively; and EMEA increased $13 million or 24% and $17 million or 9%, respectively.

        The provision for credit losses was $2 million and $12 million in the 2003 third quarter and nine months, a decrease of $3 million from the 2002 third quarter and an increase of $1 million from the 2002 nine-month period. Net credit losses in the 2003 third quarter remained at a nominal level of 0.05% of average loans outstanding. Loans 90 days or more past due as of September 30, 2003 were $124 million or 0.36% of total loans outstanding, compared with $201 million or 0.70% as of September 30, 2002. The decline of $77 million primarily reflects decreases in EMEA and North America (excluding Mexico).

        Average assets of $39 billion in the 2003 third quarter increased $10 billion or 34% from $29 billion in the 2002 third quarter. The increase from the prior-year period primarily related to increased lending activity (higher mortgage financing and re-financing activity, tailored loans and margin lending) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

Asset Management

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$162	$163	(1)	$459	$494	(7)
Operating expenses	161	127	27	383	404	(5)

Income before taxes	1	36	(97)	76	90	(16)
Income taxes	4	3	33	3	3	—

Net income (loss)	($3)	33	NM	$73	$87	(16)

Assets under management (in billions of dollars)(1)	$171	$155	10	$171	$155	10

(1)
Includes $32 billion and $29 billion in 2003 and 2002, respectively, for Private Bank clients.

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

        Net loss of $3 million in the 2003 third quarter and net income of $73 million in the 2003 nine months represented a decline of $36 million and $14 million from the comparable 2002 periods, primarily reflecting impairments of DAC asset relating to the Retirement Services business in Argentina of $42 million and of GPNs of $9 million. The GPN impairment was the result of an Argentine government decree, which required the Exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the asset was considered impaired and written down to fair market value based on prevailing market prices on the decree date. See Impact from Argentina's Economic Changes on page 6 for a further discussion of these actions. Excluding the 2003 third-quarter Argentina actions, income in the 2003 third quarter and nine-months increased $15 million and $37 million from the comparable 2002 periods. The increase in the 2003 third quarter benefited from higher revenues and the impact of continued expense management. The increase in the 2003 nine-month period reflected lower expenses, including the absence of prior-year charges in Argentina, partially offset by lower revenues.

        Assets under management for the 2003 third quarter rose 10% from the 2002 third quarter to $171 billion, driven by increases in Institutional managed accounts of $12 billion, Banamex of $2 billion and CAI of $2 billion. The net increase of $12 billion in Institutional managed accounts reflects a transfer of certain managed accounts to a non-Citicorp entity of $3 billion during the quarter.

        Revenues, net of interest expense, of $162 million and $459 million in the 2003 third quarter and nine months decreased $1 million or 1% and $35 million or 7% from the respective 2002 periods. The $1 million decline in the 2003 third quarter primarily resulted from the impact of reduced fee revenues due to changes in product mix and the GPN impairments in Argentina of $9 million. The $35 million decline in the 2003 nine-month period primarily resulted from reduced fee revenues, the impact of weakness in global equity markets over prior year, the impact of increased insurance costs on fees earned in the Retirement Services business in Argentina and foreign currency translation in Argentina and Mexico, partially offset by the absence of a prior-year pesofication loss in Argentina and significant peso devaluations in Argentina in the 2002 first quarter.

        Operating expenses of $161 million in the 2003 third quarter increased $34 million or 27% from the prior-year period, primarily reflecting the DAC impairment in Argentina of $42 million partially offset by the continued impact of expense management. Operating expenses of $383 million in the 2003 nine-month period decreased $21 million or 5% from the comparable 2002 period driven by the impact of continued expense management, including a decline in incentive compensation, and the absence of 2002 first quarter restructuring charges in the Retirement Services business in Argentina, partially offset by the DAC impairment and the impact of foreign currency translation in Mexico.

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$412	$(98)	$565	$(43)
Operating expenses	59	59	173	151
Provision for credit losses	—	9	1	8

Income (loss) before taxes and minority interest	353	(166)	391	(202)
Income taxes (benefits)	128	(51)	151	(60)
Minority interest, after-tax	145	14	170	22

Net income (loss)	$80	$(129)	$70	$(164)

        Proprietary Investment Activities is comprised of Citicorp's proprietary Private Equity investments, including venture capital activities and Other Investment Activities which includes Citicorp's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and Citicorp's Alternative Investments (CAI) business, for which the net profits on products distributed through Citicorp's Asset Management and Private Bank businesses are reflected in the respective distributors' income statement through net revenues.

        Revenues, net of interest expense, in the 2003 third quarter of $412 million increased $510 million from the 2002 third quarter, reflecting higher Private Equity revenues of $1.053 billion, primarily from higher net mark-to-market revenues on public investments, higher net impairment/valuation revenues and higher dividend/fee revenues, partially offset by lower Other Investment Activities revenues of $543 million. The decline in Other Investment Activities was driven by the absence of the 2002 third quarter gain on the sale of 399 Park Avenue of $527 million related to the portion of the building that the Company did not occupy. Operating expenses of $59 million in the 2003 third quarter was flat from the 2002 third quarter. Minority interest, after-tax, of $145 million in the 2003 third quarter increased $131 million from the prior-year period primarily due to the impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the Citigroup Venture Capital (CVC) Equity Partners Fund, a majority-owned private equity fund.

        For the 2003 nine months, revenues, net of interest expense, of $565 million increased $608 million from the 2002 nine-month period, primarily reflecting higher Private Equity revenues of $1.145 billion, driven by higher net mark-to-market revenues on public investments, higher net impairment/valuation revenues and higher dividend/fee revenues, offset by lower Other Investment Activities revenues of $537 million, resulting from the absence of the prior-year gain on the sale of 399 Park Avenue. Operating expenses of $173 million in the 2003 nine-month period increased $22 million from the 2002 nine-month period primarily reflecting increased expenses in CAI of $12 million and in Private Equity of $14 million, primarily relating to higher variable costs associated with increased transaction volumes. Minority interest, after-tax, of $170 million in the 2003 nine-month period increased $148 million from the comparable 2002 period primarily due to the 2003 third-quarter impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities:

        Private Equity includes equity and mezzanine debt financing on both a direct and indirect basis, including investments made by CVC Equity Partners Fund, to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001 and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citicorp co-invests in companies that were privatized by the government of Brazil in the mid-1990s.

        As of September 30, 2003 and September 30, 2002, Private Equity included assets of $5.964 billion and $6.171 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies.

        Revenues for Private Equity, net of interest expense, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Net realized gains/(losses)(1)	$87	$26	$289	$207
Public mark-to-market	90	(428)	215	(312)
Net impairments/valuations(2)	8	(235)	(228)	(467)
Other(3)	207	(24)	196	(101)

Revenues, net of interest expense	$392	$(661)	$472	$(673)

(1)
Includes the changes in unrealized gains/(losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees and funding costs.

        Revenues, net of interest expense, of $392 million in the 2003 third quarter increased $1.053 billion from the 2002 third quarter primarily relating to higher net mark-to-market gains on public securities of $518 million, higher net impairment/valuation revenues of $243 million, higher net realized gains on sales of investments of $61 million and higher other revenues of $231 million. The higher net mark-to-market gains on public securities primarily resulted from the absence of prior-year mark-to-market losses due to the existing equity market conditions in the 2002 third quarter. The higher net impairment/valuation revenues largely represent the absence of 2002 third quarter impairments on emerging markets investments (including Argentina) of $141 million. The increase in other revenues primarily related to dividends in the current quarter through an investment in the CVC Equity Partners Fund, from a private equity investment that was recapitalized and from an investment that had an initial public offering.

        For the 2003 nine months, revenues, net of interest expense, of $472 million increased $1.145 billion from the 2002 nine-month period primarily relating to higher net mark-to-market gains on public securities of $527 million due to the prior-year market conditions, higher net impairment/valuation revenues of $239 million primarily due to the absence of 2002 impairments on emerging markets investments, and higher other revenues of $297 million due to the 2003 third quarter dividends received in the CVC Equity Partners Fund.

        Other Investment Activities includes CAI, various proprietary investments, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

        As of September 30, 2003, Other Investment Activities included assets of $1.445 billion, $927 million in hedge funds, the majority of which represents money managed for TPC, $409 million in the LDC Debt/Refinancing portfolios and $109 million in other assets. As of September 30, 2002, total assets of Other Investment Activities were $1.762 billion, $922 million in hedge funds, $621 million in the LDC Debt/Refinancing portfolios and $219 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
LDC Debt/Refinancing portfolios	$2	$2	$8	$10
Hedge fund investments	8	20	58	48
Other	10	541	27	572

Revenues, net of interest expense	$20	$563	$93	$630

        Revenues, net of interest expense, in the 2003 third quarter of $20 million, decreased $543 million from the 2002 third quarter, primarily resulting from the absence of the prior-year gain of $527 million on the sale of 399 Park Avenue and lower hedge fund results of $12 million.

        For the 2003 nine months, revenues, net of interest expense, of $93 million decreased $537 million from the 2002 nine-month period, primarily resulting from the absence of the prior-year gain on the sale of 399 Park Avenue and lower CAI results of $18 million, partially offset by a $10 million increase from improved hedge fund results.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

CORPORATE/OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$143	$114	$457	$507
Operating expenses	165	137	563	452
Provisions for benefits, claims, and credit losses	(2)	(4)	(4)	(19)

Income (loss) before taxes and minority interest	(20)	(19)	(102)	74
Income tax benefits	(188)	(78)	(192)	(35)
Minority interest, after-tax	4	6	15	17

Net Income	$164	$53	$75	$92

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations and taxes not allocated to the individual businesses.

        Revenues, net of interest expense, of $143 million and $457 million in the 2003 third quarter and nine months increased $29 million and decreased $50 million, respectively, from the 2002 periods. The three-month increase was driven primarily by higher intersegment eliminations. The decrease in the nine-month period was driven by lower net treasury results, reflecting increased funding costs not allocated to the individual businesses.

        Operating expenses of $165 million and $563 million in the 2003 third quarter and nine months increased $28 million and $111 million, respectively, from the 2002 periods. The increase in expenses in both the 2003 third quarter and nine-month periods reflect increases in net unallocated corporate costs, including employee-related expenses, and a $24 million expense for the contribution of appreciated venture capital securities to the Citigroup Foundation. The Citigroup Foundation contribution had minimal impact on Citicorp's earnings after related tax benefits. The nine-month period increase also reflects higher intersegment eliminations. The provisions for benefits, claims, and credit losses in both the 2003 third quarter and nine-month periods are the result of intersegment eliminations.

        Income tax benefits of $188 million and $192 million in the 2003 third quarter and nine-month periods include the impact of a tax reserve release of $200 million that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. Income tax benefits of $78 million and $35 million in the 2002 third quarter and nine months, respectively, includes the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off in the 2002 third quarter.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: signs of strengthening in the global economy; sovereign or regulatory actions; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the continued economic crisis in Argentina; future actions or decisions by the Argentine government or judiciary; the ultimate resolution of the redenomination issue in Argentina; the impact of the restructuring plan for voluntary annuity holders in Argentina; the realizability of government obligations in Argentina; the effect of applying FIN 46; current economic conditions in Japan, including rising bankruptcy filings and unemployment rates; the credit performance of the portfolios, portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal proceedings and related matters.

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

        Policies—All risk management policies are clearly and formally documented.

        Risk Identification and Measurement—All risks are measured using defined methodologies, including stress testing.

        Limits and Metrics—All risks are managed within a limit framework.

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

Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2003	2nd Qtr. 2003	1st Qtr. 2003	4th Qtr. 2002	3rd Qtr. 2002
Allowance for credit losses at beginning of period	$11,567	$11,449	$11,501	$10,720	$10,437

Provision for credit losses
Consumer	1,538	1,888	1,939	1,911	2,021
Corporate	76	296	113	779	668

	1,614	2,184	2,052	2,690	2,689

Gross credit losses:
Consumer
In U.S. offices	1,264	1,383	1,496	1,448	1,415
In offices outside the U.S.	891	832	726	747	797
Corporate
In U.S. offices	111	157	56	330	164
In offices outside the U.S.	302	174	173	268	369

	2,568	2,546	2,451	2,793	2,745

Credit recoveries:
Consumer
In U.S. offices	186	173	192	188	180
In offices outside the U.S.	228	158	144	162	130
Corporate(1)
In U.S. offices	3	19	—	47	19
In offices outside the U.S.	78	57	31	57	53

	495	407	367	454	382

Net credit losses
In U.S. offices	1,186	1,348	1,360	1,543	1,380
In offices outside the U.S.	887	791	724	796	983

	2,073	2,139	2,084	2,339	2,363

Other—net(2)	135	73	(20)	430	(43)

Allowance for credit losses at end of period	$11,243	$11,567	$11,449	$11,501	$10,720

Allowance for credit losses on letters of credit(3)	126	167	167	167	110

Total allowance for loans, leases, lending commitments and letters of credit	$11,369	$11,734	$11,616	$11,668	$10,830

Net consumer credit losses	$1,741	$1,884	$1,886	$1,845	$1,902
As a percentage of average consumer loans	2.08%	2.28%	2.29%	2.30%	2.58%

Net corporate credit losses	$332	$255	$198	$494	$461
As a percentage of average corporate loans	1.30%	0.98%	0.78%	1.87%	1.75%

(1)
Includes $12 million in the second quarter 2003 and $46 million in the fourth quarter 2002 recognized under credit default swaps purchased from third parties reclassed from trading account revenue.

(2)
Primarily includes foreign currency translation effects and the addition of allowance for credit losses of $452 million and $85 million, respectively, associated with the acquisitions of Golden State Bancorp in the 2002 fourth quarter and Diners Club Europe in the 2003 third quarter.

(3)
Represents additional credit reserves recorded as Other Liabilities on the Consolidated Statement of Financial Position.

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
Corporate cash-basis loans(1)
In U.S. offices	$839	$955	$699	$848	$810
In offices outside the U.S.	2,933	3,227	3,360	3,118	3,093

Total	$3,772	$4,182	$4,059	$3,966	$3,903

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$110	$126	$105	$115	$202
In offices outside the U.S.	51	52	52	55	65

Total	$161	$178	$157	$170	$267

Consumer loans on which accrual of interest has been suspended
In U.S. offices	$3,086	$2,966	$3,077	$3,114	$3,017
In offices outside the U.S.	2,690	2,800	2,883	2,792	2,582

Total	$5,776	$5,766	$5,960	$5,906	$5,599

Accruing loans 90 or more days delinquent(2)
In U.S. offices	$2,322	$2,493	$2,488	$2,639	$2,063
In offices outside the U.S.	490	436	353	447	562

Total	$2,812	$2,929	$2,841	$3,086	$2,625

(1)
Excludes cash-basis loans for the Investment Activities business for the third and fourth quarters of 2002 which were $93 million and $18 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003, and CitiCapital for all periods, which is now included as part of Consumer loans on which accrual of interest has been suspended for all periods.

(2)
Substantially all consumer loans, of which $1.672 billion, $1.767 billion, $1.735 billion, $1.764 billion and $1.250 billion are government-guaranteed student loans and Federal Housing Authority mortgages at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
Other real estate owned(1)
Consumer	$460	$479	$509	$495	$473
Corporate	59	60	59	53	81

Total other real estate owned	$519	$539	568	548	554

Other repossessed assets(2)	$182	$228	$255	$230	$227

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting see the Cards business on Page 10 and Note 10 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans
						Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions
	Sept. 30, 2003	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	3rd Qtr. 2003	3rd Qtr. 2003	2nd Qtr. 2003	3rd Qtr. 2002
Product View:
Cards	$128.7	$2,353	$2,313	$2,309	$126.4	$1,789	$1,887	$1,764
Ratio		1.83%	1.88%	1.86%		5.62%	6.08%	5.74%
North America	115.1	2,098	2,066	2,107	113.7	1,653	1,751	1,616
Ratio		1.82%	1.86%	1.87%		5.77%	6.23%	5.77%
International	13.6	255	247	202	12.7	136	136	148
Ratio		1.88%	2.04%	1.85%		4.27%	4.60%	5.41%
Consumer Finance	92.6	2,127	2,182	2,179	90.8	898	897	779
Ratio		2.30%	2.41%	2.60%		3.92%	4.01%	3.71%
North America	71.7	1,642	1,681	1,777	70.4	520	514	438
Ratio		2.29%	2.40%	2.82%		2.93%	2.98%	2.79%
International	20.9	485	501	402	20.4	378	383	341
Ratio		2.32%	2.45%	1.94%		7.34%	7.43%	6.42%
Retail Banking	116.3	3,707	3,706	2,969	115.2	210	165	166
Ratio		3.19%	3.29%	3.39%		0.72%	0.58%	0.74%
North America	82.9	2,318	2,385	1,837	82.4	21	60	59
Ratio		2.80%	3.00%	3.20%		0.10%	0.29%	0.41%
International	33.4	1,389	1,321	1,132	32.8	189	105	107
Ratio		4.16%	3.99%	3.76%		2.28%	1.28%	1.31%
Private Bank(2)	34.6	124	140	201	33.6	4	4	5
Ratio		0.36%	0.42%	0.70%		0.05%	0.05%	0.08%
Other Consumer	1.1	—	—	—	1.1	—	—	1

Managed loans (excluding Commercial Markets)(3)	$373.3	$8,311	$8,341	$7,658	$367.1	$2,901	$2,953	$2,715
Ratio		2.23%	2.31%	2.36%		3.14%	3.26%	3.32%

Securitized receivables (all in North America Cards)	(73.6)	(1,414)	(1,385)	(1,256)	(72.1)	(1,127)	(1,159)	(874)
Credit card receivables held-for-sale(4)	(3.0)	(120)	(58)	(135)	(4.1)	(83)	(49)	(86)

On-balance sheet loans (excluding Commercial Markets)(5)	$296.7	$6,777	$6,898	$6,267	$290.9	$1,691	$1,745	$1,755
Ratio		2.28%	2.41%	2.47%		2.31%	2.42%	2.75%

		Cash-Basis Loans				Net Credit Losses(1)
Commercial Markets Groups(6)	$40.4	$1,283	$1,165	$1,234	$41.9	$50	$139	$147
Ratio		3.17%	2.76%	3.23%		0.47%	1.30%	1.50%

Total Consumer Loans	$337.1				$332.8	$1,741	$1,884	$1,902

Regional View:
North America (excluding Mexico)	$284.0	$5,752	$5,860	$5,447	$280.3	$2,190	$2,306	$2,073
Ratio		2.02%	2.14%	2.23%		3.10%	3.34%	3.41%
Mexico	6.5	374	358	387	6.9	10	19	44
Ratio		5.77%	5.39%	6.16%		0.58%	1.12%	2.74%
EMEA	31.0	1,489	1,412	1,130	29.8	160	169	135
Ratio		4.80%	4.67%	4.34%		2.13%	2.26%	2.07%
Japan	17.0	343	333	260	16.3	343	349	309
Ratio		2.02%	2.10%	1.51%		8.36%	8.64%	6.21%
Asia (excluding Japan)	31.8	307	325	340	30.9	101	104	116
Ratio		0.96%	1.06%	1.22%		1.29%	1.40%	1.64%
Latin America	3.0	46	53	94	2.9	97	6	38
Ratio		1.56%	1.80%	3.00%		13.13%	0.83%	4.68%

Managed loans (excluding Commercial Markets)(3)	$373.3	$8,311	$8,341	$7,658	$367.1	$2,901	$2,953	$2,715
Ratio		2.23%	2.31%	2.36%		3.14%	3.26%	3.32%

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

(4)
Included within Other Assets on the Consolidated Statement of Financial Position.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion, respectively, for the third quarter of 2003, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

(6)
Includes CitiCapital collateral-dependent loans.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	3rd Qtr. 2003	2nd Qtr. 2003	3rd Qtr. 2002
Total managed(1) (including Commercial Markets)	$413.7	$402.9	$363.1	$409.0	$405.9	$363.2
Securitized receivables (all in North America Cards)	(73.6)	(72.0)	(64.6)	(72.1)	(71.1)	(64.6)
Credit card receivables held-for-sale(2)	(3.0)	(3.0)	(6.5)	(4.1)	(3.0)	(6.5)

On-balance sheet(3) (including Commercial Markets)	$337.1	$327.9	$292.0	$332.8	$331.8	$292.1

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting above.

(2)
Included within Other Assets on the Consolidated Statement of Financial Position.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion, respectively, for the third quarter of 2003, approximately $2 billion and $1 billion, respectively, for the second quarter of 2003, and approximately $1 billion and $1 billion, respectively, for the third quarter of 2002, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.311 billion or 2.23% of loans at September 30, 2003, compared to $8.341 billion or 2.31% of loans at June 30, 2003 and $7.658 billion or 2.36% at September 30, 2002. Total cash-basis loans in Commercial Markets were $1.283 billion or 3.17% of loans at September 30, 2003, compared to $1.165 billion or 2.76% of loans at June 30, 2003 and $1.234 billion or 3.23% of loans at September 30, 2002. Total managed net credit losses (excluding Commercial Markets) in the 2003 third quarter were $2.901 billion and the related loss ratio was 3.14%, compared to $2.953 billion and 3.26% in the 2003 second quarter and $2.715 billion and 3.32% in the 2002 third quarter. In Commercial Markets, total net credit losses were $50 million and the related loss ratio was 0.47% in the 2003 third quarter, compared to $139 million and 1.30% in the 2003 second quarter and $147 million and 1.50% in the 2002 third quarter. For a discussion of trends by business, see business discussions on pages 10 - 16 and page 21.

        Citicorp's allowance for credit losses of $11.243 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $7.038 billion at September 30, 2003, $7.136 billion at June 30, 2003 and $6.476 billion at September 30, 2002. The increase in the allowance for credit losses from a year ago was primarily due to additions of $452 million and $85 million associated with the acquisitions of GSB and Diners Club Europe, respectively, as well as the impact of foreign currency translation, partially offset by the write-off of Argentine compensation notes. The level of the consumer allowance also reflected improved credit conditions in Latin America, mainly in Argentina, and North America that were partially offset by deteriorating credit conditions in Japan and Germany.

        On balance sheet consumer loans of $337.1 billion increased $45.1 billion or 15% from September 30, 2002. The increase from a year ago was primarily driven by the additions of the GSB and Home Depot portfolios, combined with growth in mortgage and real estate-secured loans in Consumer Assets, Consumer Finance and the Private Bank and the impact of strengthening currencies. These increases were partially offset by declines in North America Cards, CitiCapital and Japan. On-balance sheet loans in North America Cards declined $3.3 billion or 8% as increased securitization levels and the 2003 second quarter sale of $1.7 billion of non-strategic portfolios were partially offset by the addition of the Home Depot private-label portfolio. Loans in CitiCapital declined reflecting the continued liquidation of non-core portfolios including a decline of approximately $1.2 billion resulting from the 2003 third quarter sale of CitiCapital Fleet Services. The decline in Japan reflected continued contraction in the Consumer Finance portfolio.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio may increase from the 2003 third quarter as a result of current economic conditions, including rising bankruptcy filings and unemployment rates, and the impact of statutory changes. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002
Corporate Cash-Basis Loans(1)
Capital Markets and Banking	$3,571	$3,669	$3,394	$3,394
Transaction Services	201	513	572	509

Total Corporate Cash-Basis Loans	$3,772	$4,182	$3,966	$3,903

Net Credit Losses
Capital Markets and Banking	$332	$254	$470	$363

Transaction Services	—	1	5	88
Other	—	—	19	10

Total Net Credit Losses	$332	$255	$494	$461

Corporate Allowance for Credit Losses	$4,205	$4,431	$4,480	$4,244
Corporate Allowance for Credit Losses on Letters of Credit(2)	126	167	167	110

Total Corporate Allowance for Loans, Leases, Lending Commitments and Letters of Credit	$4,331	$4,598	$4,647	$4,354

Corporate Allowance As a Percentage of Total Corporate Loans(3)	4.04%	4.07%	4.17%	3.91%

(1)
Excludes cash-basis loans for Investment Activities business for the third and fourth quarters of 2002 which totaled $93 million and $18 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003.

(2)
Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

(3)
Does not include the allowance for letters of credit.

        Corporate cash-basis loans were $3.772 billion, $4.182 billion, $3.966 billion and $3.903 billion at September 30, 2003, June 30, 2003, December 31, 2002 and September 30, 2002, respectively. Corporate cash-basis loans decreased $410 million and $131 million from June 30, 2003 and September 30, 2002, respectively. The decrease in Capital Markets and Banking from June 30, 2003 to September 30, 2003 ($98 million) was the result of charge-offs taken against reserves and paydowns from borrowers in the power and energy and telecommunications industries as well as corporate borrowers in Argentina, Brazil and Hong Kong offset by increases in Mexico resulting from the transfer of loans from Transaction Services. The increase in Capital Markets and Banking from September 30, 2002 to September 30, 2003 ($177 million) was due to borrowers in the power and energy industry as well as the transfer of loans from Transaction Services ($248 million) offset by decreases due to charge-offs against reserves as well as paydowns. Transaction Services cash-basis loans as of September 30, 2003 decreased for the periods noted principally from the transfer of loans to Capital Markets and Banking referenced above along with charge-offs in Poland and Argentina.

        Total corporate Other Real Estate Owned (OREO) was $59 million, $60 million, $53 million and $81 million at September 30, 2003, June 30, 2003, December 31, 2002 and September 30, 2002, respectively. The $22 million decrease from September 30, 2002 is primarily due to continued improvements in the North America real estate portfolio.

        Total corporate loans outstanding at September 30, 2003 were $104 billion as compared to $109 billion at June 30, 2003, $107 billion at December 31, 2002 and $109 billion at September 30, 2002.

        Total corporate net credit losses of $332 million in the 2003 third quarter decreased $129 million compared to the 2002 third quarter, primarily due to an $88 million decrease in Transaction Services reflecting prior-year trade finance write-offs in Argentina. Net credit losses increased $77 million compared to the 2003 second quarter, primarily due to a $78 million increase in Capital Markets and Banking driven by higher write-offs in the power and energy industry.

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

        Citicorp's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.369 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses for loans, leases, lending commitments and letters of credit attributed to the corporate portfolio was $4.331 billion at September 30, 2003, compared to $4.598 billion at June 30, 2003, $4.647 billion at December 31, 2002 and $4.354 billion at September 30, 2002. Included in the $4.331 billion of reserves at September 30, 2003, $297 million is held for unfunded commitments and $126 million for letters of credit. The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 4.04% at September 30, 2003, as compared to 4.07%, 4.17%, and 3.91%, at June 30, 2003, December 31, 2002 and September 30, 2002, respectively. The $267 million decrease in total corporate reserves from June 30, 2003 primarily reflects write-offs against previously established reserves in the power and energy industry and Argentina and a $100 million reserve release. The $100 million release was geographically attributed to Mexico ($35 million), North America ($32.5 million), Asia, excluding Japan ($16.25 million), and Latin America ($16.25 million). The $100 million reserve release was primarily due to an improving credit environment as evidenced by a decline in the estimates of probable losses inherent in the portfolio and declines in classified and cash-basis loans. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to continue to improve compared to 2002 levels as the global economy strengthens, offset by potential sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	September 30, 2003								December 31, 2002
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments(2)
Germany	$4.8	$3.4	$1.9	$10.1	$8.8	$5.0	$15.1	$9.3	$11.9	$8.5
Italy	0.4	6.3	1.0	7.7	7.5	3.1	10.8	1.8	8.4	1.6
Mexico	—	2.6	3.8	6.4	2.7	1.2	7.6	0.6	8.8	0.5
Canada	1.1	0.1	1.5	2.7	2.4	4.4	7.1	1.7	5.1	1.9
Brazil	0.5	0.1	2.8	3.4	1.8	2.3	5.7	0.1	7.5	—

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% and 60% of total funding at September 30, 2003 and December 31, 2002, respectively, are broadly diversified by both geography and customer segments.

        Stockholder's equity, which grew $4.9 billion during the first nine months of 2003 to $78.4 billion at September 30, 2003, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the third quarter was $92.9 billion, compared with $78.4 billion at year-end 2002.

        Asset securitization programs remain an important source of liquidity. Loans securitized and sold during the first nine months of 2003 included $12.0 billion of U.S. credit cards and $47.9 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In the 2003 third quarter, the scheduled amortization of certain credit card securitization transactions made available $4.4 billion of new receivables. In addition, at least $5.9 billion of credit card securitization transactions are scheduled to amortize during 2003.

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

        During 2003, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

        Citicorp and certain subsidiaries issue commercial paper directly to investors. Citicorp, a bank holding company, maintains combined liquidity reserves of cash, securities and unused bank lines of credit to support its combined outstanding commercial paper.

        Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $0.7 billion as of September 30, 2003 which have maturities within 2003. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2003, this requirement was exceeded by approximately $60.4 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), indirect subsidiaries of Citicorp.

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

Securitization of Citicorp's Assets

        In certain off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citicorp is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position. Under generally accepted accounting principles, the assets and liabilities of these qualifying SPEs do not appear in Citicorp's Consolidated Statement of Financial Position. At September 30, 2003 and December 31, 2002 the total amount of loans securitized and outstanding was $202 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $2.730 billion and $3.314 billion at September 30, 2003 and December 31, 2002, respectively.

        The following tables summarize certain cash flows received from and paid to securitization trusts:

	Three Months Ended
	September 30, 2003			September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other	Credit Cards	Mortgages	Other
Proceeds from new securitizations	$2.4	$17.5	$—	$1.3	$5.1	$—
Proceeds from collections reinvested in new receivables	37.0	—	—	32.7	—	—
Servicing fees received	0.3	0.1	—	0.3	0.2	—
Cash flows received on retained interest and other net cash flows	1.1	—	—	1.0	0.1	—

	Nine Months Ended
	September 30, 2003			September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$12.0	$37.2	$0.4	$6.9	$15.3	$0.2
Proceeds from collections reinvested in new receivables	106.1	—	—	99.7	—	—
Servicing fees received	1.0	0.2	—	0.9	0.4	—
Cash flows received on retained interest and other net cash flows	3.1	—	—	2.9	0.2	0.1

(1)
Other includes auto loans and other assets.

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citicorp sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Citigroup Global Markets Inc. (CGMI), an affiliate of Citicorp, is one of several underwriters that distribute securities issued by the trusts to investors.

        At September 30, 2003 and December 31, 2002, total assets in the credit card trusts were $84 billion and $84 billion, respectively. Of that amount at September 30, 2003 and December 31, 2002, $74 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $10 billion and $17 billion, respectively, is included in Citicorp's Consolidated Statement of Financial Position as Consumer Loans. Citicorp retains credit risk on its seller's interests and reserves for credit losses inherent in the portfolio. Amounts receivable from the trusts were $1.34 billion and $1.11 billion, respectively, and amounts due to the trusts were $983 million and $889 million, respectively, at September 30, 2003 and December 31, 2002. The Company also holds an interest-only strip of $773 million at September 30, 2003 that arose from the calculation of gain or loss at the time assets were sold to the trusts. The Company recorded gains of $64 million and $279 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations during the third quarter and first nine months of 2003, respectively, and $239 million during the 2002 third quarter.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $187 million and $60 million during the three months ended September 30, 2003 and 2002, respectively, and $508 million and $155 million during the first nine months of 2003 and 2002, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. Following certain actions taken to restructure certain multi-seller finance companies, the Company has determined that they should not be consolidated under FIN 46. All fees are charged on a market basis. At September 30, 2003 and December 31, 2002, total assets in the conduits were $46 billion and $49 billion, respectively, and liabilities were $46 billion and $49 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions.

        The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with, including the conduits. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

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

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitment as of September 30, 2003 and December 31, 2002.

In millions of dollars	September 30, 2003	December 31, 2002
Financial standby letters of credit and foreign office guarantees	$34,435	$31,670
Performance standby letters of credit and foreign office guarantees	7,527	7,320
Commercial and similar letters of credit	4,273	4,965
One- to four-family residential mortgages	6,406	3,990
Revolving open-end loans secured by one- to four-family residential properties	12,503	10,297
Commercial real estate, construction and land development	1,457	1,757
Credit card lines(1)	489,980	407,822
Commercial and other consumer loan commitments(2)	222,822	216,194

Total	$779,403	$684,015

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes $133 billion and $135 billion with original maturity of less than one year at September 30, 2003 and December 31, 2002, respectively.

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

	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002
Tier 1 capital	8.88%	8.40%	8.11%
Total capital (Tier 1 and Tier 2)	13.01%	12.61%	12.31%
Leverage(1)	6.91%	6.44%	6.82%
Common stockholders' equity	9.98%	9.97%	10.11%

(1)
Tier 1 capital divided by adjusted average assets.

        Citicorp maintained its well-capitalized capital position during the third quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $73.4 billion at September 30, 2003, representing 13.01% of risk-adjusted assets. This compares to $69.9 billion and 12.61% at June 30, 2003 and $68.7 billion and 12.31% at December 31, 2002. Tier 1 capital of $50.1 billion at September 30, 2003 represented 8.88% of risk-adjusted assets, compared to $46.6 billion and 8.40% at June 30, 2003 and $45.3 billion and 8.11% at December 31, 2002. The Tier 1 capital ratio at September 30, 2003 was above Citicorp's target range of 8.00% to 8.30%.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002
Tier 1 capital
Common stockholder's equity	$78,438	$75,706	$73,540
Qualifying mandatorily redeemable securities of subsidiary trusts	854	1,103	1,095
Minority interest(1)	1,190	802	1,275
Less: Net unrealized gains on securities available-for-sale(2)	(1,113)	(1,304)	(814)
Accumulated net gains on cash flow hedges, net of tax	(1,011)	(1,471)	(1,454)
Intangible assets:
Goodwill	(24,478)	(24,682)	(24,683)
Other intangible assets	(3,538)	(3,294)	(3,407)
Other	(254)	(262)	(270)

Total Tier 1 capital	50,088	46,598	45,282

Tier 2 capital
Allowance for credit losses(3)	7,218	7,106	7,183
Qualifying debt(4)	15,988	16,165	16,208
Unrealized marketable equity securities gains(2)	61	58	26

Total Tier 2 capital	23,267	23,329	23,417

Total capital (Tier 1 and Tier 2)	$73,355	$69,927	$68,699

Risk-adjusted assets(5)	$563,854	$554,486	$558,035

(1)
The increase in minority interest during the third quarter reflects the consolidation of a VIE due to early implementation of FIN 46.

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

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $25.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of September 30, 2003, compared to $23.6 billion as of June 30, 2003 and $25.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $5.8 billion at September 30, 2003, and $5.5 billion at June 30, 2003 and $6.3 billion at December 31, 2002. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

        Common stockholder's equity increased $4.9 billion during the first nine months of 2003 to $78.4 billion at September 30, 2003, representing 9.98% of assets, compared to $73.5 billion and 10.11% at year-end 2002. The increase in common stockholder's equity during the first nine months of 2003 principally reflected net income of $10.0 billion and $0.2 billion related to the issuance of shares pursuant to employee benefit plans and other activity, partially offset by dividends declared on common stock of $4.1 billion, and $1.2 billion related to the after-tax change in equity from non-owner sources. The decrease in the common stockholder's equity ratio during the first nine months of 2003 reflected the above items, and was more than offset by the increase in total assets.

        On October 3, 2003, Citicorp redeemed for cash all of the $225 million Trust Preferred securities of Citicorp Capital III, at the redemption price of $25 per preferred security plus accrued distributions to but excluding the date of redemption. Because notice for redemption of these securities occurred prior to quarter-end, they did not qualify as Tier 1 Capital at September 30, 2003.

        The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at September 30, 2003 and December 31, 2002 were $0.854 billion and $1.095 billion, respectively. For the nine months ended September 30, 2003 and 2002, interest expense of the trust securities amounted to $57 million. The continued consolidation of the Issuer Trusts and the appropriate balance sheet classification of trust preferred securities is currently under review pursuant to FIN 46. Although the FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities' qualifying for Tier 2 capital rather than Tier 1 capital. If Tier 2 capital treatment had been required at September 30, 2003, Citicorp would remain "well capitalized" under the Federal bank regulatory agencies definitions.

        Citicorp's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2003, all of Citicorp's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

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

        As of September 30, 2003, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies, without regulatory approval, of approximately $7.2 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2003, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $5.7 billion of the available $7.2 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations. Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

        The Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by mid-2004 and implement a new framework by year-end 2006. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citigroup and Citicorp are assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

        In January 2003, the FASB issued accounting guidance in FIN 46 which requires the consolidation of certain types of special purpose vehicles that previously were recorded as off-balance sheet exposures. Although the FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citicorp has elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. The impact of this early implementation was not material to the capital ratios of Citicorp. On September 12, 2003, the Federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule is effective only for reporting periods ending September 30 and December 31, 2003 and March 31, 2004. A final rule is expected to be published in the first quarter of 2004. The impact of adopting the interim rule did not have a material impact on the capital ratios of Citicorp.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 27.

Citibank, N.A. Ratios

	September 30, 2003	June 30, 2003	December 31, 2002
Tier 1 capital	9.09%	8.41%	8.40%
Total capital (Tier 1 and Tier 2)	13.26%	12.63%	12.58%
Leverage(1)	7.02%	6.39%	7.00%
Common stockholder's equity	7.55%	7.46%	7.89%

(1)
Tier 1 capital divided by adjusted average assets.

        Citibank's net income for the third quarter of 2003 amounted to $2.0 billion. During the quarter, Citibank paid dividends of $0.3 billion to Citicorp (Citibank's parent company).

        Total subordinated notes issued to Citicorp that were outstanding at September 30, 2003, June 30, 2003 and December 31, 2002 and included in Citibank's Tier 2 Capital amounted to $11.5 billion at each date.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

CONSOLIDATED FINANCIAL STATEMENTS

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Interest revenue
Loans, including fees	$9,066	$9,647	$27,772	$28,258
Deposits with banks	155	230	711	752
Federal funds sold and securities purchased under agreements to resell	73	101	238	306
Investments, including dividends	1,304	1,301	3,610	3,607
Trading account assets	365	351	1,096	1,276
Loans held-for-sale	336	269	773	846

	11,299	11,899	34,200	35,045

Interest expense
Deposits	1,879	2,586	5,444	6,891
Trading account liabilities	23	15	46	43
Purchased funds and other borrowings	123	611	1,236	1,949
Long-term debt	893	907	2,715	2,884

	2,918	4,119	9,441	11,767

Net interest revenue	8,381	7,780	24,759	23,278
Benefits, claims, and credit losses
Policyholder benefits and claims	113	122	409	416
Provision for credit losses	1,614	2,689	5,850	7,305

Total benefits, claims, and credit losses	1,727	2,811	6,259	7,721

Net interest revenue after benefits, claims, and credit losses	6,654	4,969	18,500	15,557

Fees, commissions, and other revenue
Fees and commissions	3,105	2,575	8,595	8,264
Foreign exchange	775	313	2,612	1,606
Trading account	92	779	(221)	1,689
Investment transactions	80	(146)	320	(215)
Other revenue	1,334	1,669	4,590	3,552

	5,386	5,190	15,896	14,896

Operating expense
Salaries	2,531	2,105	7,777	6,743
Employee benefits	557	482	1,714	1,427

Total employee and related expenses	3,088	2,587	9,491	8,170
Net premises and equipment	894	809	2,672	2,382
Restructuring-related items	(11)	(32)	(24)	(26)
Other expense	2,662	2,308	7,677	7,027

	6,633	5,672	19,816	17,553

Income before income taxes and minority interest	5,407	4,487	14,580	12,900

Income taxes	1,579	1,482	4,339	4,345
Minority interest, net of income taxes	162	32	239	78

Net income	$3,666	$2,973	$10,002	$8,477

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

In millions of dollars	September 30, 2003 (Unaudited)	December 31, 2002(1)
Assets
Cash and due from banks	$20,924	$13,724
Deposits at interest with banks	21,505	16,382
Investments
Held to maturity	66	69
Available-for-sale and short-term and other (including $8,879 and $8,663 pledged to creditors at September 30, 2003 and December 31, 2002, respectively)	121,602	112,871
Venture capital	3,640	3,739

Total investments	125,308	116,679
Trading account assets (including $1,755 and $2,514 pledged to creditors at September 30, 2003 and December 31, 2002, respectively)	64,515	49,042
Loans held-for-sale	17,776	15,908
Federal funds sold and securities purchased under agreements to resell	22,680	5,277
Loans, net of unearned income
Consumer	338,614	337,681
Corporate	103,979	107,415

Loans, net of unearned income	442,593	445,096
Allowance for credit losses	(11,243)	(11,501)

Total loans, net	431,350	433,595
Goodwill	24,478	24,683
Intangible assets	7,714	7,525
Premises and equipment, net	6,425	6,573
Interest and fees receivable	4,954	5,453
Other assets	38,406	32,496

Total assets	$786,035	$727,337

Liabilities
Non-interest-bearing deposits in U.S. offices	$27,755	$29,746
Interest-bearing deposits in U.S. offices	150,522	146,859
Non-interest-bearing deposits in offices outside the U.S.	22,708	21,487
Interest-bearing deposits in offices outside the U.S.	260,701	238,644

Total deposits	461,686	436,736
Trading account liabilities	34,465	26,371
Purchased funds and other borrowings	68,335	68,852
Accrued taxes and other expense	10,174	10,533
Long-term debt	92,943	78,372
Other liabilities	39,994	32,933

Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,162	39,966
Retained earnings	40,552	34,667
Accumulated other changes in equity from nonowner sources	(2,276)	(1,093)

Total stockholder's equity	78,438	73,540

Total liabilities and stockholder's equity	$786,035	$727,337

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2003	2002
Balance at beginning of period	$73,540	$63,453
Net income	10,002	8,477
Net change in unrealized gains and losses on investment securities, after-tax	299	144
Net change in foreign currency translation adjustment, after-tax	(1,039)	(1,630)
Net change for cash flow hedges, after-tax	(443)	999

Total changes in equity from nonowner sources	8,819	7,990
Dividends paid	(4,117)	(4,821)
Employee benefit plans and other activity	196	17

Balance at end of period	$78,438	$66,639

Summary of changes in equity from nonowner sources
Net income	$10,002	$8,477
Other changes in equity from nonowner sources	(1,183)	(487)

Total changes in equity from nonowner sources	$8,819	$7,990

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars
	2003	2002
Cash flows from operating activities
Net income	$10,002	$8,477
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	5,850	7,305
Depreciation and amortization of premises and equipment	934	751
Amortization of goodwill and acquisition premium costs	—	25
Restructuring-related items	(24)	(26)
Venture capital activity	99	767
Net (gain) loss on sale of securities	(320)	215
Changes in accruals and other, net	292	8,373
Net increase in loans held for sale	(1,868)	(264)
Net increase in trading account assets	(15,473)	(9,739)
Net increase in trading account liabilities	8,094	2,656

Total adjustments	(2,416)	10,063

Net cash provided by operating activities	7,586	18,540

Cash flows from investing activities
Net (increase) decrease in deposits at interest with banks	(5,123)	4,027
Securities—available for sale and short-term and other
Purchases	(144,616)	(274,951)
Proceeds from sales	85,226	224,695
Maturities	52,621	43,135
Net increase in federal funds sold and securities purchased under resale agreements	(17,403)	(431)
Net increase in loans	(19,112)	(29,693)
Proceeds from sales of loans	15,006	12,920
Business acquisitions	—	(2,682)
Capital expenditures on premises and equipment	(1,166)	(852)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	956	1,753

Net cash used in investing activities	(33,611)	(22,079)

Cash flows from financing activities
Net increase in deposits	23,966	16,259
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(9,449)	1,723
Net increase in commercial paper and funds borrowed	9,591	1,920
Proceeds from issuance of long-term debt	30,353	40,743
Repayment of long-term debt	(17,430)	(54,569)
Dividends paid	(4,117)	(4,821)

Net cash provided by financing activities	32,914	1,255

Effect of exchange rate changes on cash and due from banks	311	(22)

Net increase (decrease) in cash and due from banks	7,200	(2,306)
Cash and due from banks at beginning of period	13,724	13,568

Cash and due from banks at end of period	$20,924	$11,262

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,743	$10,700
Income taxes	3,401	3,321
Non-cash investing activities:
Transfers to repossessed assets	$808	$797

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

In millions of dollars	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash and due from banks	$15,358	$10,522
Deposits at interest with banks	18,210	14,022
Investments
Held to maturity	59	59
Available-for-sale (including $1,130 and $871 pledged to creditors at September 30, 2003 and December 31, 2002, respectively)	87,355	76,917
Venture capital	571	1,211

Total investments	87,985	78,187
Trading account assets (including $147 and $203 pledged to creditors at September 30, 2003 and December 31, 2002, respectively)	61,135	45,612
Loans held-for-sale	5,443	9,920
Federal funds sold and securities purchased under agreements to resell	26,965	4,706
Loans, net of unearned income	298,350	302,650
Allowance for credit losses	(7,846)	(8,186)

Total loans, net	290,504	294,464
Goodwill	5,773	5,459
Intangible assets	4,970	4,174
Premises and equipment, net	3,883	4,078
Interest and fees receivable	3,656	3,395
Other assets	30,658	24,137

Total assets	$554,540	$498,676

Liabilities
Non-interest-bearing deposits in U.S. offices	$20,945	$19,155
Interest-bearing deposits in U.S. offices	92,683	90,243
Non-interest-bearing deposits in offices outside the U.S.	18,037	16,949
Interest-bearing deposits in offices outside the U.S.	233,298	206,327

Total deposits	364,963	332,674
Trading account liabilities	34,532	29,853
Purchased funds and other borrowings	52,531	48,517
Accrued taxes and other expense	6,751	5,821
Long-term debt and subordinated notes	22,589	18,903
Other liabilities	29,348	21,599
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	23,434	21,606
Retained earnings	18,955	17,523
Accumulated other changes in equity from nonowner sources(1)	(1,264)	(521)

Total stockholder's equity	43,826	41,309

Total liabilities and stockholder's equity	$554,540	$498,676

(1)
Amounts at September 30, 2003 and December 31, 2002 include the after-tax amounts for net unrealized gains on investment securities of $278 million and $408 million, respectively, for foreign currency translation of ($2.396) billion and ($2.089) billion, respectively, and for cash flow hedges of $854 million and $1.160 billion, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three-and nine-month periods ended September 30, 2003 include the accounts of Citicorp (Citicorp) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2002 Annual Report on Form 10-K.

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

2.     Accounting Changes

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

        Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

		Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars
		2003	2002		2003	2002
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$19 49	$	— 51	$38 146	$	— 155
Net income	As reported Pro forma	$3,666 3,636		$2,973 2,922	$10,002 9,894		$8,477 8,322

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

Consolidation of Variable Interest Entities

        In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. Citicorp elected to adopt the remaining provisions of FIN 46 in the third quarter of 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003 resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $955 million.

        The FASB continues to provide additional guidance on implementing FIN 46 through FASB staff positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated.

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

        On January 1, 2002, Citicorp adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial statements.

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's financial statements.

3.     Business Developments and Combinations

Acquisition of Sears' Credit Card Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (the 8th largest portfolio in the U.S.). The purchase price of $31.8 billion included Sears' private label and bank card credit card receivables of $28.6 billion (prior to any FFIEC and other purchase adjustments) plus a 10% premium of approximately $2.9 billion and $0.3 billion for other assets, business facilities and employees (approximately 8,000 employees, 6,000 full-time). In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The operations of Sears' Credit Card and Financial Products business will be integrated into the businesses of Citicorp.

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

Goodwill and Intangible Assets

        During the 2003 third quarter, the Company recorded goodwill of approximately $150 million in connection with the acquisition of a credit card business in Europe and reduced goodwill by $25 million in connection with the sale of a business in the Consumer segment. The Company also recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marafuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in the 2002 first quarter, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and Afore Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.

        During the first nine months of 2003, the Company recorded approximately $763 million of mortgage servicing rights, $331 million of purchased credit card relationships and $300 million of other intangible assets. The mortgage servicing rights acquired will be amortized on an accelerated basis over the contractual life of the underlying serviced loans, adjusted for actual prepayment activity. The majority of these servicing rights are expected to be amortized within five years. The purchased credit card relationships and the other intangible assets acquired are to be amortized over eight years. Intangible assets amortization expense was $269 million and $201 million for the three months ended September 30, 2003 and 2002, respectively, and $841 million and $574 million for the nine months ended September 30, 2003 and 2002, respectively.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by industry segments:

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss)(1)		Identifiable Assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30 2003	Dec. 31, 2002
	2003	2002	2003	2002	2003	2002
Global Consumer	$9,716	$9,307	$1,228	$1,154	$2,382	$2,094	$408	$403
Global Corporate and Investment Bank	2,764	2,952	352	393	973	789	312	275
Global Investment Management	732	695	59	64	67	166	49	36
Proprietary Investment Activities	412	(98)	128	(51)	80	(129)	10	8
Corporate/Other	143	114	(188)	(78)	164	53	7	5

Total	$13,767	$12,970	$1,579	$1,482	$3,666	$2,973	$786	$727

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss)(1)
	Nine Months Ended September 30,
In millions of dollars	2003	2002	2003	2002	2003	2002
Global Consumer	$28,637	$26,500	$3,181	$3,047	$6,578	$5,527
Global Corporate and Investment Bank	8,619	9,006	1,005	1,198	2,831	2,518
Global Investment Management	2,377	2,204	194	195	448	504
Proprietary Investment Activities	565	(43)	151	(60)	70	(164)
Corporate/Other	457	507	(192)	(35)	75	92

Total	$40,655	$38,174	$4,339	$4,345	$10,002	$8,477

(1)
Results in the 2003 third quarter and nine-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.6 billion and $5.5 billion, in Global Corporate and Investment Bank of $78 million and $492 million, in Global Investment Management of $67 million and $264 million, in Corporate/Other of ($2) million and ($4) million, respectively, and in Proprietary Investment Activities of $1 million in the nine-month period. The 2002 third quarter and nine-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.1 billion and $6.0 billion, in Global Corporate and Investment Bank of $664 million and $1.5 billion, in Global Investment Management of $68 million and $253 million, in Proprietary Investment Activities of $9 million and $8 million, in Corporate/Other of ($4) million and ($19) million, respectively.

5.     Investments

In millions of dollars	September 30, 2003	December 31, 2002
Fixed maturities, primarily available-for-sale at fair value	$116,574	$106,901
Equity securities, primarily at fair value	4,747	5,741
Venture capital, at fair value	3,640	3,739
Short-term and other	347	298

	$125,308	$116,679

        The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003				December 31, 2002(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$66	$—	$—	$66	$69	$69

Fixed maturity securities available-for-sale
U.S. Treasury and Federal agencies	$43,377	$402	$125	$43,654	$41,025	$41,670
State and municipal	7,492	527	9	8,010	6,550	7,035
Foreign government	44,270	902	97	45,075	43,573	43,830
U.S. corporate	6,646	225	341	6,530	6,973	6,835
Other debt securities	13,135	130	26	13,239	7,458	7,462

	114,920	2,186	598	116,508	105,579	106,832

Total fixed maturities	$114,986	$2,186	$598	$116,574	$105,648	$106,901

Equity securities(3)	$4,612	$181	$46	$4,747	$5,682	$5,741

(1)
At December 31, 2002, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.034 billion and $722 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Nine Months Ended September 30,
In millions of dollars
	2003	2002
Net realized investment gains	$276	$190
Gross unrealized gains	550	433
Gross unrealized (losses)	(313)	(824)

Net realized and unrealized gains/(losses)	$513	($201)

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	September 30, 2003	December 31, 2002
Trading Account Assets
U.S. Treasury and Federal agency securities	$1,344	$759
Foreign government, corporate and other securities	29,791	23,897
Derivative and other contractual commitments(1)	33,380	24,386

	$64,515	$49,042

Trading Account Liabilities
Securities sold, not yet purchased	$5,994	$3,022
Derivative and other contractual commitments(1)	28,471	23,349

	$34,465	$26,371

(1)
Net of master netting agreements and securitizations.

7.     Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2002	2001	Total
Original charges	$65	$315	$380

Acquisitions during:(1)
2002	186	—	186
2001	—	112	112

	186	112	298

Utilization during:(2)
Third quarter 2003	(11)	(10)	(21)
Second quarter 2003	(88)	(5)	(93)
First quarter 2003	(46)	(7)	(53)
2002	(68)	(120)	(188)
2001	—	(233)	(233)

	(213)	(375)	(588)

Other	(2)	(40)	(42)

Reserve balance at September 30, 2003	$36	$12	$48

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include translation effects on the restructuring reserve.

        There were no restructuring charges during the first nine months of 2003. During 2002, Citicorp recorded restructuring charges of $65 million. Of the $65 million, $42 million was recorded in the first quarter of 2002 related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million was recorded in the fourth quarter of 2002 related to the acquisition of GSB and the integration of its operations within the Global Consumer business. In addition, a restructuring reserve of $186 million was recognized in the fourth quarter of 2002 as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citicorp's Global Consumer business in the United States. The 2002 restructuring reserve utilization of $213 million was related to severance and other costs (of which $115 million was employee severance and $98 million is legally obligated) which were paid in cash, including $11 million and $145 million in the third quarter and first nine months of 2003, respectively. Through September 30, 2003, approximately 2,250 gross staff positions have been eliminated in connection with the GSB acquisition, including approximately 830 and 2,150 in the third quarter and first nine months of 2003, respectively.

        During 2001, Citicorp recorded restructuring charges of $315 million, of which $186 million was related to the downsizing of certain functions in the GCIB and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizing, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. The reserves included $299 million related to employee severance, $63 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

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

        Through September 30, 2003, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $310 million of severance and other costs (of which $242 million of employee severance and $37 million of leasehold and other exit costs were paid in cash and $31 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2003 third quarter and nine months were $10 million and $22 million, respectively. Through September 30, 2003, approximately 10,840 gross staff positions have been eliminated under these programs, including approximately 90 and 240 in the third quarter and first nine months of 2003, respectively. The remaining reserve of $12 million will be utilized in the 2003 fourth quarter.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized during 2003. There were no accelerated depreciation charges recognized in the third quarter of 2002, however $7 million was recognized in the first nine months of 2002.

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the third quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $11 million. Changes in estimates during the second quarter of 2003 resulted in a reduction of the reserve for prior restructuring initiatives of $1 million. Changes in estimates during the first quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $3 million and a reduction of reserves for prior restructuring initiatives of $9 million. Changes in estimates during the third quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $21 million and a reduction of reserves for prior restructuring initiatives of $11 million. Changes in estimates during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million and a reduction of reserves for prior restructuring initiatives of $37 million.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citicorp's 2002 Annual Report on Form 10-K.

8.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and nine-month periods ended September 30, 2003 are as follows:

In millions of dollars	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2002	$814	$(3,361)	$1,454	$(1,093)
Unrealized gains on investment securities, after-tax	—	—	—	—
Less: Reclassification adjustment for gains included in net income, after-tax	—	—	—	—
Foreign currency translation adjustment, after-tax(1)	—	(845)	—	(845)
Cash flow hedges, after-tax	—	—	(192)	(192)

Period change	—	(845)	(192)	(1,037)

Balance, March 31, 2003	814	(4,206)	1,262	(2,130)
Unrealized gains on investment securities, after-tax(2)	573	—	—	573
Less: Reclassification adjustment for gains included in net income, after-tax(2)	(83)	—	—	(83)
Foreign currency translation adjustment, after-tax(3)	—	289	—	289
Cash flow hedges, after-tax	—	—	209	209

Period change	490	289	209	988

Balance, June 30, 2003	1,304	(3,917)	1,471	(1,142)
Unrealized losses on investment securities, after-tax(4)	(139)	—	—	(139)
Less: Reclassification adjustment for gains included in net income, after-tax(4)	(52)	—	—	(52)
Foreign currency translation adjustment, after-tax(5)	—	(483)	—	(483)
Cash flow hedges, after-tax	—	—	(460)	(460)

Current period change	(191)	(483)	(460)	(1,134)

Balance, September 30, 2003	$1,113	$(4,400)	$1,011	$(2,276)

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

(4)
Primarily reflects a decline in the investment portfolio due to the impact of rising interest rates on fixed income securities and realized gains resulting from the sale of securities.

(5)
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

        The following table summarizes certain information related to the Company's hedging activities for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(198)	$(13)	$(111)	$16
Net gain (loss) excluded from assessment of effectiveness	(53)	88	(165)	86
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	1	(2)	(14)	5
Net gain excluded from assessment of effectiveness	—	—	2	—
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(482)	$229	$(1,452)	$(834)

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the nine-months ended September 30, 2003 and 2002 can be summarized as follows (after-tax):

In millions of dollars	2003	2002
Balance at January 1,	$1,454	$312
Net gain (loss) from cash flow hedges	(28)	115
Net amounts reclassified to earnings	(164)	(99)

Balance at March 31,	$1,262	$328
Net gain from cash flow hedges	429	593
Net amounts reclassified to earnings	(220)	(140)

Balance at June 30,	$1,471	$781
Net gain (loss) from cash flow hedges	(280)	694
Net amounts reclassified to earnings	(180)	(164)

Balance at September 30,	$1,011	$1,311

10.   Securitizations and Variable Interest Entities

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

        The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit losses with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.4	$17.5	$—	$1.3	$5.1	$—
Proceeds from collections reinvested in new receivables	37.0	—	—	32.7	—	—
Servicing fees received	0.3	0.1	—	0.3	0.2	—
Cash flows received on retained interests and other net cash flows	1.1	—	—	1.0	0.1	—

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$12.0	$37.2	$0.4	$6.9	$15.3	$0.2
Proceeds from collections reinvested in new receivables	106.1	—	—	99.7	—	—
Servicing fees received	1.0	0.2	—	0.9	0.4	—
Cash flows received on retained interests and other net cash flows	3.1	—	—	2.9	0.2	0.1

(1)
Other includes auto loans and other assets.

        The Company recognized gains on securitizations of mortgages of $187 million and $60 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $485 million and $115 million during the first nine months of 2003 and 2002, respectively. In the third quarter and first nine months of 2003 the Company recorded gains of $64 million and $279 million, respectively, and $239 million during the third quarter and first nine months of 2002 related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. No gains were recognized on the securitization of other assets during the third quarters of 2003 and 2002. However, gains of $23 million and $40 million were recognized on the securitization of other assets during the first nine months of 2003 and 2002, respectively.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended September 30, 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages
Discount rate	10.0%	10.8%
Constant prepayment rate	17.5%	7.8%
Anticipated net credit losses	5.6%	0.01%

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

        At September 30, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at September 30, 2003:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 5.6%
Mortgages	11.3%	28.9%	0.04%
Auto loans	15.0%	19.6% to 23.4%	10.8% to 13.9%

In millions of dollars	September 30, 2003
Carrying value of retained interests	$2,730

Discount rate
+10%	$(75)
+20%	(144)

Constant prepayment rate
+10%	$(254)
+20%	$(504)

Anticipated net credit losses
+10%	$(195)
+20%	$(387)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

Credit Card Receivables

In billions of dollars	September 30, 2003	December 31, 2002
Principal amounts, at period end:
Total managed	$128.7	$130.2
Securitized amounts	(73.6)	(67.1)
Loans held-for-sale	(3.0)	(6.5)

On-balance sheet	$52.1	$56.6

In millions of dollars
Delinquencies, at period end:
Total managed	$2,353	$2,397
Securitized amounts	(1,414)	(1,285)
Loans held-for-sale	(120)	(121)

On-balance sheet	$819	$991

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Credit losses, net of recoveries:
Total managed	$1,789	$1,764	$5,508	$5,397
Securitized amounts	(1,127)	(874)	(3,310)	(2,798)
Loans held-for-sale	(83)	(86)	(210)	(256)

On-balance sheet	$579	$804	$1,988	$2,343

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $1.625 billion and $1.632 billion at September 30, 2003 and December 31, 2002, respectively. The following table summarizes the changes in net capitalized mortgage servicing rights (MSR):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Balance, beginning of period	$1,086	$1,381	$1,632	$1,173
Originations	267	96	598	338
Purchases	165	—	165	190
Amortization	(109)	(45)	(368)	(130)
Gain (loss) on change in MSR value(1)	107	2	(84)	26
Recovery of (provision for) impairment(2)(3)	109	(518)	(318)	(681)

Balance, end of period	$1,625	$916	$1,625	$916

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $801 million, $910 million, $1.475 billion and $1.313 billion at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively, and $834 million, $316 million, $193 million and $153 million at September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        The provisions of FIN 46 are applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citicorp elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $955 million.

        The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In millions of dollars	September 30, 2003
Cash	$2,022
Trading account assets	10,274
Investments	7,388
Loans	6,859
Other assets	620

Total assets of consolidated VIEs	$27,163

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes $955 million related to VIEs newly consolidated as a result of adopting FIN 46. Approximately $21 billion of the total assets of consolidated VIEs represents structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. Approximately $5 billion of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles. Approximately $1 billion of the total assets of consolidated VIEs represents vehicles that hold lease receivables and equipment as collateral to issue debt securities. The Company uses these vehicles to obtain secured financing at favorable interest rates.

        The Company may, along with other financial institutions, provide liquidity facilities to the VIEs. Furthermore, the Company may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company except where the Company has provided a liquidity facility to the VIE, a guarantee to the investors, or is the counterparty to a derivative transaction involving the VIE.

        In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, structured finance transactions, and various investment funds.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The

Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. Following certain actions taken to restructure certain multi-seller finance companies, the Company has determined that they should not be consolidated under FIN 46. At September 30, 2003 total assets in the conduits were $46 billion.

        The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include leasing structures, capital structuring, trust preferred entities, investment vehicles and other structured transactions. At September 30, 2003, such transactions involved VIEs with approximately $43 billion in assets.

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $45 billion at September 30, 2003. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs.

11.    Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at September 30, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

In billions of dollars at September 30, 2003	Expire within 1 year	Expire after 1 year	Total amount outstanding	Maximum potential amount of future payments
Financial standby letters of credit	$17.5	$16.9	$34.4	$34.4
Market value guarantees	0.1	—	0.1	0.1
Derivative instruments	21.2	75.3	96.5	96.5
Guarantees of collection of contractual cash flows	—	0.2	0.2	0.2
Performance guarantees	4.4	3.1	7.5	7.5
Securities lending indemnifications	48.0	—	48.0	48.0
Other indemnifications	—	17.5	17.5	17.5
Loans sold with recourse	2.1	2.2	4.3	4.3
Other	—	0.2	0.2	0.2

Total	$93.3	$115.4	$208.7	$208.7

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

        At September 30, 2003, the Company's maximum potential amount of future payments under these guarantees is approximately $208.7 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of September 30, 2003 related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Statement of Financial Position as of September 30, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $13.777 billion, including $13.742 billion for derivative instruments and $35 million for financial and performance guarantees. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. In addition, other liabilities includes an allowance for credit losses of $126 million relating to unfunded letters of credit at September 30, 2003. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $52.4 billion at September 30, 2003. Securities and other marketable assets held as collateral amounted to $7.3 billion and letters of credit in favor of the Company held as collateral amounted to $1.0 billion at September 30, 2003. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

12.    Contingencies

        During the third quarter, the Company resolved certain Enron-related investigations that were conducted by the SEC, the bank regulators, and the Manhattan District Attorney. With regard to Enron, the Company made payments totaling $101.4 million. Those payments are covered by the reserves previously established toward the anticipated cost of resolving these regulatory inquiries as well as associated litigation matters. These remaining matters continue to be at early stages and therefore reserves may be subject to further revision.

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

13.    Related Party Balances

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

        Effective as of August 10, 2001, CBC, the parent company of CCC, transferred 100% of the stock of CCC to AFCC in exchange for convertible preferred stock of AFCC, making CCC a wholly owned subsidiary of AFCC. The condensed consolidating financial statements account for the transaction in a manner similar to a pooling of interest.

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

        AFCC has a combination of unutilized credit facilities of $0.7 billion as of September 30, 2003 which have maturities within 2003. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2003, this requirement was exceeded by approximately $60.4 billion. Citicorp also has guaranteed various debt obligations of AFCC and CCC.

Condensed Consolidating Income Statement (Unaudited)

	Three Months Ended September 30, 2003
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$311	$—	$—	$—	$(311)	$—
Interest from subsidiaries	357	—	—	(357)	—	—
Interest on loans, including fees—third party	—	1,713	1,994	7,072	(1,713)	9,066
Interest on loans, including fees—intercompany	—	(113)	21	(21)	113	—
Other interest revenue	—	45	67	2,166	(45)	2,233
Fees, commissions and other revenue—third party	2	155	171	5,213	(155)	5,386
Fees, commissions and other revenue—intercompany	—	8	33	(33)	(8)	—

	670	1,808	2,286	14,040	(2,119)	16,685

Expense
Interest on other borrowed funds—third party	468	—	9	(331)	—	146
Interest on other borrowed funds—intercompany	—	97	4	(4)	(97)	—
Interest and fees paid to subsidiaries	9	—	—	(9)	—	—
Interest on long-term debt—third party	—	57	264	629	(57)	893
Interest on long-term debt—intercompany	—	416	300	(300)	(416)	—
Interest on deposits	—	3	4	1,875	(3)	1,879
Benefits, claims and credit losses	—	453	497	1,230	(453)	1,727
Other expense—third party	1	400	514	6,118	(400)	6,633
Other expense—intercompany	—	48	54	(54)	(48)	—

	478	1,474	1,646	9,154	(1,474)	11,278

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	192	334	640	4,886	(645)	5,407
Income tax (benefit)	(365)	124	233	1,711	(124)	1,579
Minority interest, net of income taxes	—	—	—	162	—	162
Equity in undistributed income of subsidiaries	3,109	—	—	—	(3,109)	—

Net income	$3,666	$210	$407	$3,013	$(3,630)	$3,666

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Income Statement (Unaudited)

	Three Months Ended September 30, 2002
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$1,783	$—	$—	$—	$(1,783)	$—
Interest from subsidiaries	617	—	—	(617)	—	—
Interest on loans, including fees—third party	—	1,737	2,025	7,622	(1,737)	9,647
Interest on loans, including fees—intercompany	—	61	62	(62)	(61)	—
Other interest revenue	—	43	63	2,189	(43)	2,252
Fees, commissions and other revenue—third party	23	143	146	5,021	(143)	5,190
Fees, commissions and other revenue—intercompany	—	5	6	(6)	(5)	—

	2,423	1,989	2,302	14,147	(3,772)	17,089

Expense
Interest on other borrowed funds—third party	662	—	16	(52)	—	626
Interest on other borrowed funds—intercompany	—	22	6	(6)	(22)	—
Interest and fees paid to subsidiaries	32	—	—	(32)	—	—
Interest on long-term debt—third party	—	64	325	582	(64)	907
Interest on long-term debt—intercompany	—	461	317	(317)	(461)	—
Interest on deposits	—	4	5	2,581	(4)	2,586
Benefits, claims and credit losses	—	430	507	2,304	(430)	2,811
Other expense—third party	54	406	517	5,101	(406)	5,672
Other expense—intercompany	—	—	13	(13)	—	—

	748	1,387	1,706	10,148	(1,387)	12,602

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	1,675	602	596	3,999	(2,385)	4,487
Income tax (benefit)	61	208	95	1,326	(208)	1,482
Minority interest, net of income taxes	—	—	—	32	—	32
Equity in undistributed income of subsidiaries	1,359	—	—	—	(1,359)	—

Net income	$2,973	$394	$501	$2,641	$(3,536)	$2,973

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Income Statement (Unaudited)

	Nine Months Ended September 30, 2003
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$5,195	$—	$—	$—	$(5,195)	$—
Interest from subsidiaries	1,061	—	—	(1,061)	—	—
Interest on loans, including fees—third party	1	5,106	5,950	21,821	(5,106)	27,772
Interest on loans, including fees—intercompany	—	2	63	(63)	(2)	—
Other interest revenue	—	117	177	6,251	(117)	6,428
Fees, commissions and other revenues—third party	6	495	610	15,280	(495)	15,896
Fees, commissions and other revenues—intercompany	—	24	51	(51)	(24)	—

	6,263	5,744	6,851	42,177	(10,939)	50,096

Expense
Interest on other borrowed funds—third party	1,341	—	34	(93)	—	1,282
Interest on other borrowed funds—intercompany	—	210	8	(8)	(210)	—
Interest and fees paid to subsidiaries	35	—	—	(35)	—	—
Interest on long-term debt—third party	—	172	827	1,888	(172)	2,715
Interest on long-term debt—intercompany	—	1,382	874	(874)	(1,382)	—
Interest on deposits	—	9	11	5,433	(9)	5,444
Benefits, claims, and credit losses	—	1,375	1,578	4,681	(1,375)	6,259
Other expense—third party	23	1,281	1,633	18,160	(1,281)	19,816
Other expense—intercompany	—	48	65	(65)	(48)	—

	1,399	4,477	5,030	29,087	(4,477)	35,516

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	4,864	1,267	1,821	13,090	(6,462)	14,580
Income tax (benefit)	(585)	463	665	4,259	(463)	4,339
Minority interest, net of income taxes	—	—	—	239	—	239
Equity in undistributed income of subsidiaries	4,553	—	—	—	(4,553)	—

Net income	$10,002	$804	$1,156	$8,592	$(10,552)	$10,002

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Income Statement (Unaudited)

	Nine Months Ended September 30, 2002
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$6,607	$—	$—	$—	$(6,607)	$—
Interest from subsidiaries	1,360	—	—	(1,360)	—	—
Interest on loans, including fees—third party	10	5,199	6,030	22,218	(5,199)	28,258
Interest on loans, including fees—intercompany	—	201	185	(185)	(201)	—
Other interest revenue	—	130	198	6,589	(130)	6,787
Fees, commissions and other revenues—third party	(16)	459	594	14,318	(459)	14,896
Fees, commissions and other revenues—intercompany	—	8	12	(12)	(8)	—

	7,961	5,997	7,019	41,568	(12,604)	49,941

Expense
Interest on other borrowed funds—third party	1,465	2	41	486	(2)	1,992
Interest on other borrowed funds—intercompany	—	147	119	(119)	(147)	—
Interest and fees paid to subsidiaries	103	—	—	(103)	—	—
Interest on long-term debt—third party	—	210	1,087	1,797	(210)	2,884
Interest on long-term debt—intercompany	—	1,291	810	(810)	(1,291)	—
Interest on deposits	—	12	14	6,877	(12)	6,891
Benefits, claims, and credit losses	—	1,289	1,546	6,175	(1,289)	7,721
Other expense—third party	95	1,228	1,578	15,880	(1,228)	17,553
Other expense—intercompany	—	—	18	(18)	—	—

	1,663	4,179	5,213	30,165	(4,179)	37,041

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	6,298	1,818	1,806	11,403	(8,425)	12,900
Income tax (benefit)	(2)	645	539	3,808	(645)	4,345
Minority interest, net of income taxes	—	—	—	78	—	78
Equity in undistributed income of subsidiaries	2,177	—	—	—	(2,177)	—

Net income	$8,477	$1,173	$1,267	$7,517	$(9,957)	$8,477

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp Parent Company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the AFCC column.

Condensed Consolidating Statement of Financial Position (Unaudited)

	September 30, 2003
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Assets
Cash and due from banks—third party	$3	$395	$601	$20,320	$(395)	$20,924
Cash and due from banks—intercompany	7	104	172	(179)	(104)	—
Deposits at interest with banks—third party	—	—	—	21,505	—	21,505
Deposits at interest with banks—intercompany	4,080	—	—	(4,080)	—	—
Investments	90	3,341	4,251	120,967	(3,341)	125,308
Loans, net of unearned income—third party	—	59,766	69,705	372,888	(59,766)	442,593
Loans, net of unearned income—intercompany	—	2,415	4,458	(4,458)	(2,415)	—
Allowance for credit losses	—	(947)	(1,151)	(10,092)	947	(11,243)

Total loans, net	—	61,234	73,012	358,338	(61,234)	431,350
Advances to subsidiaries	45,352	—	—	(45,352)	—	—
Investments in subsidiaries	87,409	—	—	—	(87,409)	—
Other assets—third party	948	5,365	8,646	177,354	(5,365)	186,948
Other assets—intercompany	—	16	40	(40)	(16)	—

Total assets	$137,889	$70,455	$86,722	$648,833	$(157,864)	$786,035

Liabilities and stockholder's equity
Deposits	$—	$1,004	$1,227	$460,459	$(1,004)	$461,686
Purchased funds and other borrowings—third party	13,501	81	1,613	53,221	(81)	68,335
Purchased funds and other borrowings—intercompany	—	7,270	1,237	(1,237)	(7,270)	—
Long-term debt—third party	42,657	2,942	20,172	30,114	(2,942)	92,943
Long-term debt—intercompany	—	46,645	54,254	(54,254)	(46,645)	—
Advances from subsidiaries	2,248	—	—	(2,248)	—	—
Other liabilities—third party	888	2,547	2,915	80,830	(2,547)	84,633
Other liabilities—intercompany	157	810	333	(490)	(810)	—
Stockholder's equity	78,438	9,156	4,971	82,438	$(96,565)	78,438

Total liabilities and stockholder's equity	$137,889	$70,455	$86,722	$648,833	$(157,864)	$786,035

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

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the AFCC column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2003
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Net cash provided by operating activities	$3,032	$2,740	$1,933	$2,621	$(2,740)	$7,586

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	(4)	(3,037)	(2,460)	(142,152)	3,037	(144,616)
Proceeds from sales	274	2,010	2,035	82,917	(2,010)	85,226
Maturities	—	235	235	52,386	(235)	52,621
Changes in investments and advances—intercompany	(6,036)	763	—	6,036	(763)	—
Net increase in loans	—	(3,624)	(3,597)	(15,515)	3,624	(19,112)
Proceeds from sales of loans	—	—	—	15,006	—	15,006
Other investing activities	—	—	528	(23,264)	—	(22,736)

Net cash used in investing activities	(5,766)	(3,653)	(3,259)	(24,586)	3,653	(33,611)

Cash flows from financing activities
Net (decrease) increase in deposits	—	(1)	—	23,966	1	23,966
Net change in purchased funds and other borrowings—third party	(1,459)	(31)	(14)	1,615	31	142
Net change in purchased funds, other borrowings and advances—intercompany	(1,498)	3,488	3,716	(2,218)	(3,488)	—
Proceeds from issuance of long-term debt—third party	13,090	—	—	17,263	—	30,353
Repayment of long-term debt—third party	(3,294)	(10,036)	(2,452)	(11,684)	10,036	(17,430)
Proceeds from issuance of long-term debt—intercompany, net	—	6,878	—	—	(6,878)	—
Dividends paid	(4,117)	—	—	—	—	(4,117)
Contributions from parent company	—	584	—	—	(584)	—

Net cash provided by financing activities	2,722	882	1,250	28,942	(882)	32,914

Effect of exchange rate changes on cash and due from banks	—	—	—	311	—	311

Net (decrease) increase in cash and due from banks	(12)	(31)	(76)	7,288	31	7,200
Cash and due from banks at beginning of period	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of period	$10	$499	$773	$20,141	$(499)	$20,924

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$805	$1,898	$2,064	$4,874	$(1,898)	$7,743
Income taxes	1,573	341	341	1,487	(341)	3,401
Non-cash investing activities:
Transfers to repossessed assets	—	845	845	(37)	(845)	808
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	4,000	(4,664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the AFCC column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2002
In millions of dollars	Citicorp Parent Company	CCC	AFCC	Other Citicorp Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Citicorp Consolidated
Net cash provided by operating activities	$7,079	$3,523	$4,618	$6,843	$(3,523)	$18,540

Cash flows from investing activities
Securities—available for sale and short-term and other Purchases	(33)	(1,765)	(2,028)	(272,890)	1,765	(274,951)
Proceeds from sales	110	1,565	1,516	223,069	(1,565)	224,695
Maturities	—	255	403	42,732	(255)	43,135
Changes in investments and advances—intercompany	(6,523)	(1,309)	(4,651)	11,174	1,309	—
Net increase in loans	—	(4,251)	(5,736)	(23,957)	4,251	(29,693)
Proceeds from sales of loans	—	—	—	12,920	—	12,920
Business acquisitions	—	—	—	(2,682)	—	(2,682)
Other investing activities	1,203	—	447	2,847	—	4,497

Net cash used in investing activities	(5,243)	(5,505)	(10,049)	(6,787)	5,505	(22,079)

Cash flows from financing activities
Net increase in deposits	—	157	256	16,003	(157)	16,259
Net change in purchased funds and other borrowings—third party	1,840	(39)	(389)	2,192	39	3,643
Net change in purchased funds, other borrowings and advances—intercompany	710	(17,199)	13,309	(14,019)	17,199	—
Proceeds from issuance of long-term debt—third party	44,462	—	—	(3,719)	—	40,743
Repayment of long-term debt—third party	(44,024)	(920)	(8,443)	(2,102)	920	(54,569)
Proceeds from issuance of long-term debt—intercompany, net	—	19,895	—	—	(19,895)	—
Dividends paid	(4,821)	—	—	—	—	(4,821)

Net cash (used in) provided by financing activities	(1,833)	1,894	4,733	(1,645)	(1,894)	1,255

Effect of exchange rate changes on cash and due from banks	—	—	—	(22)	—	(22)

Net increase (decrease) in cash and due from banks	3	(88)	(698)	(1,611)	88	(2,306)
Cash and due from banks at beginning of period	18	639	1,736	11,814	(639)	13,568

Cash and due from banks at end of period	$21	$551	$1,038	$10,203	$(551)	$11,262

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$769	$1,665	$2,791	$7,140	$(1,665)	$10,700
Income taxes	738	891	633	1,950	(891)	3,321
Non-cash investing activities:
Transfers to repossessed assets	—	658	658	139	(658)	797

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the AFCC column.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis—Quarterly(1)(2)(3)(4) Citicorp and Subsidiaries

	Average Volume			Interest Revenue/Expense			% Average Rate
In millions of dollars	3rd Qtr. 2003	2nd Qtr. 2003	3rd Qtr. 2002	3rd Qtr. 2003	2nd Qtr. 2003	3rd Qtr. 2002	3rd Qtr. 2003	2nd Qtr. 2003	3rd Qtr. 2002
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$237,732	$238,744	$202,154	$4,865	$5,080	$4,872	8.12	8.53	9.56
In offices outside the U.S.(6)	96,913	94,201	90,916	2,686	2,636	2,825	11.00	11.22	12.33

Total consumer loans	334,645	332,945	293,070	7,551	7,716	7,697	8.95	9.30	10.42

Corporate loans
In U.S. offices
Commercial and industrial	18,939	19,731	18,594	227	237	235	4.76	4.82	5.01
Lease financing	2,027	1,997	1,920	34	35	37	6.65	7.03	7.65
Mortgage and real estate	230	299	386	3	3	6	5.17	4.02	6.17
In offices outside the U.S.(6)	80,390	82,762	83,819	1,251	1,287	1,673	6.17	6.24	7.92

Total corporate loans	101,586	104,789	104,719	1,515	1,562	1,951	5.92	5.98	7.39

Total loans	436,231	437,734	397,789	9,066	9,278	9,648	8.25	8.50	9.62

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	4,938	3,803	5,898	11	11	26	0.88	1.16	1.75
In offices outside the U.S.(6)	9,443	6,971	2,658	62	62	75	2.60	3.57	11.19

Total	14,381	10,774	8,556	73	73	101	2.01	2.72	4.68

Investments, at fair value
In U.S. offices
Taxable	57,062	59,200	32,690	556	391	303	3.87	2.65	3.68
Exempt from U.S. income tax	7,442	7,274	6,494	127	122	116	6.77	6.73	7.09
In offices outside the U.S.(6)	61,373	61,556	52,299	659	624	916	4.26	4.07	6.95

Total	125,877	128,030	91,483	1,342	1,137	1,335	4.23	3.56	5.79

Trading account assets(7)
In U.S. offices	11,353	7,456	6,973	140	114	66	4.89	6.13	3.76
In offices outside the U.S.(6)	17,986	17,417	16,962	225	249	285	4.96	5.73	6.67

Total	29,339	24,873	23,935	365	363	351	4.94	5.85	5.82

Loans held-for-sale, in U.S. offices	17,224	13,345	10,351	336	180	269	7.74	5.41	10.31

Deposits at interest with banks(6)	20,860	19,463	16,511	155	293	230	2.95	6.04	5.53

Total interest-earning assets	643,912	634,219	548,625	$11,337	$11,324	$11,934	6.99	7.16	8.63

Non-interest-earning assets(7)	113,257	122,457	99,750

Total assets	$757,169	$756,676	$648,375

Deposits
In U.S. offices
Savings deposits(8)	$119,060	$114,677	$94,561	$240	$265	$324	0.80	0.93	1.36
Other time deposits	35,716	35,785	29,172	122	142	187	1.36	1.59	2.54
In offices outside the U.S.(6)(9)	254,049	250,716	228,747	1,297	1,445	2,075	2.03	2.31	3.60

Total	408,825	401,178	352,480	1,659	1,852	2,586	1.61	1.85	2.91

Trading account liabilities(7)
In U.S. offices	5,837	4,010	3,060	18	9	10	1.22	0.90	1.30
In offices outside the U.S.(6)	1,409	939	592	5	3	5	1.41	1.28	3.35

Total	7,246	4,949	3,652	23	12	15	1.26	0.97	1.63

Purchased funds and other borrowings
In U.S. offices	42,534	41,000	36,057	154	139	205	1.44	1.36	2.26
In offices outside the U.S.(6)(9)	21,847	21,003	18,919	189	282	406	3.43	5.39	8.51

Total	64,381	62,003	54,976	343	421	611	2.11	2.72	4.41

Long-term debt
In U.S. offices	73,678	73,690	59,870	803	837	730	4.32	4.56	4.84
In offices outside the U.S.(6)	7,901	8,673	9,826	90	48	177	4.52	2.22	7.15

Total	81,579	82,363	69,696	893	885	907	4.34	4.31	5.16

Total interest-bearing liabilities	562,031	550,493	480,804	$2,918	$3,170	$4,119	2.06	2.31	3.40

Demand deposits in U.S. offices	5,743	7,442	6,685
Other non-interest-bearing liabilities(7)	112,868	122,368	93,344
Total stockholder's equity	76,527	76,373	67,542

Total liabilities and stockholder's equity	$757,169	$756,676	$648,375

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS(10)
In U.S. offices	$356,953	$351,917	$284,672	$4,907	$4,705	$4,412	5.45	5.36	6.15
In offices outside the U.S.	286,959	282,302	263,953	3,512	3,449	3,403	4.86	4.90	5.11

Total	$643,912	$634,219	$548,625	$8,419	$8,154	$7,815	5.19	5.16	5.65

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

(4)
Reclassified to conform to the current period's presentation.

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

(9)
Interest expense for the second and third quarters of 2003 reflect a reclassification between deposits and purchased funds and other borrowings.

(10)
Includes allocations for capital and funding costs based on the location of the asset.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis—Nine Months(1)(2)(3)(4)

Citicorp and Subsidiaries

	Average Volume		Interest Revenue/Expense		% Average Rate
In millions of dollars	Nine Months 2003	Nine Months 2002	Nine Months 2003	Nine Months 2002	Nine Months 2003	Nine Months 2002
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$240,125	$194,394	$15,147	$14,542	8.43	10.00
In offices outside the U.S.(6)	94,217	89,417	7,987	7,961	11.33	11.90

Total consumer loans	334,342	283,811	23,134	22,503	9.25	10.60

Corporate loans
In U.S. offices
Commercial and industrial	19,581	19,807	686	761	4.68	5.14
Lease financing	2,025	1,870	108	109	7.13	7.79
Mortgage and real estate	280	449	9	15	4.30	4.47
In offices outside the U.S.(6)	81,429	84,815	3,835	4,872	6.30	7.68

Total corporate loans	103,315	106,941	4,638	5,757	6.00	7.20

Total loans	437,657	390,752	27,772	28,260	8.48	9.67

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	4,287	6,254	33	82	1.03	1.75
In offices outside the U.S.(6)	7,085	2,681	205	224	3.87	11.17

Total	11,372	8,935	238	306	2.80	4.58

Investments, at fair value
In U.S. offices
Taxable	57,353	33,754	1,365	992	3.18	3.93
Exempt from U.S. income tax	7,236	6,193	371	344	6.85	7.43
In offices outside the U.S.(6)	59,801	52,975	1,985	2,379	4.44	6.00

Total	124,390	92,922	3,721	3,715	4.00	5.35

Trading account assets(7)
In U.S. offices	8,448	6,556	346	194	5.48	3.96
In offices outside the U.S.(6)	17,547	14,823	750	1,082	5.71	9.76

Total	25,995	21,379	1,096	1,276	5.64	7.98

Loans held-for-sale, in U.S. offices	15,012	11,486	773	846	6.88	9.85

Deposits at interest with banks(6)	19,083	17,706	711	752	4.98	5.68

Total interest-earning assets	633,509	543,180	$34,311	$35,155	7.24	8.65

Non-interest-earning assets(7)	114,772	101,178

Total assets	$748,281	$644,358

Deposits
In U.S. offices
Savings deposits(8)	$114,997	$92,426	$769	$877	0.89	1.27
Other time deposits	36,147	27,404	458	468	1.69	2.28
In offices outside the U.S.(6)(9)	250,190	226,007	4,217	5,546	2.25	3.28

Total	401,334	345,837	5,444	6,891	1.81	2.66

Trading account liabilities(7)
In U.S. offices	4,245	3,093	36	32	1.13	1.38
In offices outside the U.S.(6)	977	596	10	11	1.37	2.47

Total	5,222	3,689	46	43	1.18	1.56

Purchased funds and other borrowings
In U.S. offices	42,434	37,494	420	720	1.32	2.57
In offices outside the U.S.(6)(9)	19,862	20,280	816	1,229	5.49	8.10

Total	62,296	57,774	1,236	1,949	2.65	4.51

Long-term debt
In U.S. offices	73,261	63,503	2,482	2,450	4.53	5.16
In offices outside the U.S.(6)	8,411	10,689	233	434	3.70	5.43

Total	81,672	74,192	2,715	2,884	4.44	5.20

Total interest-bearing liabilities	550,524	481,492	$9,441	$11,767	2.29	3.27

Demand deposits in U.S. offices	8,334	7,445
Other non-interest-bearing liabilities(7)	113,658	89,192
Total stockholder's equity	75,765	66,229

Total liabilities and stockholder's equity	$748,281	$644,358

NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS(10)
In U.S. offices	$354,406	$280,588	$14,456	$13,256	5.45	6.32
In offices outside the U.S.	279,103	262,592	10,414	10,132	4.99	5.16

Total	$633,509	$543,180	$24,870	$23,388	5.25	5.76

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

(4)
Reclassified to conform to the current period's presentation.

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

(9)
Interest expense for the nine months of 2003 reflect a reclassification between deposits and purchased funds and other borrowings.

(10)
Includes allocations for capital and funding costs based on the location of the asset.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.
On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

        Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup and other entities have filed against Enron.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

        See Exhibit Index.

(b)
Reports on Form 8-K

        On July 15, 2003, the Company filed a Current Report on Form 8-K, dated July 15, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter ended June 30, 2003.

        No other reports on Form 8-K were filed during the third quarter of 2003; however,

        On October 22, 2003, the Company filed a Current Report on Form 8-K, dated October 21, 2003, reporting under Item 5 thereof the summarized results of its operations for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2003.

CITICORP (Registrant)
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
3.02		Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738).
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

Citicorp TABLE OF CONTENTS Part I—Financial Information
THE COMPANY
CITICORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNIFICANT ACCOUNTING POLICIES
GLOBAL CONSUMER
GLOBAL CORPORATE AND INVESTMENT BANK
GLOBAL INVESTMENT MANAGEMENT
PROPRIETARY INVESTMENT ACTIVITIES
CORPORATE/OTHER
FORWARD-LOOKING STATEMENTS
MANAGING GLOBAL RISK
CREDIT RISK MANAGEMENT PROCESS
CONSUMER PORTFOLIO REVIEW
CORPORATE PORTFOLIO REVIEW
MARKET RISK MANAGEMENT PROCESS
OPERATIONAL RISK MANAGEMENT PROCESS
COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS
LIQUIDITY AND CAPITAL RESOURCES
OFF-BALANCE SHEET ARRANGEMENTS
CAPITAL
CONTROLS AND PROCEDURES
CONSOLIDATED FINANCIAL STATEMENTS
CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
CITIBANK, N.A. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CITICORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Income Statement (Unaudited)
Condensed Consolidating Income Statement (Unaudited)
Condensed Consolidating Income Statement (Unaudited)
Condensed Consolidating Income Statement (Unaudited)
Condensed Consolidating Statement of Financial Position (Unaudited)
Condensed Consolidating Statement of Financial Position
Condensed Consolidating Statements of Cash Flows (Unaudited)
Condensed Consolidating Statements of Cash Flows (Unaudited)
FINANCIAL DATA SUPPLEMENT
AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis—Quarterly(1)(2)(3)(4) Citicorp and Subsidiaries
AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis—Nine Months(1)(2)(3)(4)
  Citicorp and Subsidiaries
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX