Form 10-K
period 2003-12-31
CITICORP
filed 2004-03-17
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-5738

CITICORP
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515595 (I.R.S. Employer Identification No.)
399 Park Avenue, New York, New York (Address of principal executive offices)	10043 (Zip Code)

Registrant's telephone number, including area code: (212) 559-1000

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐    No ☒

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

Available on the Web at www.citigroup.com

TABLE OF CONTENTS

THE COMPANY	3
Global Consumer	3
Global Corporate and Investment Bank	3
Global Investment Management	3
Proprietary Investment Activities	4
Corporate/Other	4
MANAGEMENT'S DISCUSSION AND ANALYSIS	5
SUMMARY OF SELECTED FINANCIAL DATA	5
EVENTS IN 2003	5
EVENTS IN 2002	7
SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES	8
Accounting Changes and Future Application of Accounting Standards	11
BUSINESS FOCUS	12
Citicorp Net Income—Product View	12
RESULTS OF OPERATIONS	12
GLOBAL CONSUMER	14
Cards	14
Consumer Finance	15
Retail Banking	16
Other Consumer	17
Global Consumer Outlook	17
GLOBAL CORPORATE AND INVESTMENT BANK	19
Capital Markets and Banking	19
Transaction Services	19
Global Corporate and Investment Bank Outlook	20
GLOBAL INVESTMENT MANAGEMENT	21
Life Insurance and Annuities	21
Private Bank	22
Asset Management	22
Global Investment Management Outlook	23
PROPRIETARY INVESTMENT ACTIVITIES	24
CORPORATE/OTHER	25
MANAGING GLOBAL RISK	26
Credit Risk Management Process	26
Loans Outstanding	27
Other Real Estate Owned and Other Repossessed Assets	27
Details of Credit Loss Experience	28
Cash-Basis, Renegotiated, and Past Due Loans	29
Foregone Interest Revenue on Loans	29
Consumer Credit Risk	30
Consumer Portfolio Review	30
Corporate Credit Risk	33
Global Corporate Portfolio Review	34
Loan Maturities and Sensitivity to Changes in Interest Rates	35
Market Risk Management Process	36
Operational Risk Management Process	38
Country and Cross-Border Risk Management Process	39
CAPITAL RESOURCES AND LIQUIDITY	40
Capital Resources	40
Liquidity	41
Off-Balance Sheet Arrangements	45
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES	47
FORWARD-LOOKING STATEMENTS	47
INDEPENDENT AUDITORS' REPORT	48
CONSOLIDATED FINANCIAL STATEMENTS	49
Consolidated Statement of Income	49
Consolidated Balance Sheet	50
Consolidated Statement of Changes in Stockholder's Equity	51
Consolidated Statement of Cash Flows	52
Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries	53
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	54
FINANCIAL DATA SUPPLEMENT	93
Average Balances and Interest Rates, Taxable Equivalent Basis—Assets	93
Average Balances and Interest Rates, Taxable Equivalent Basis—Liabilities and Stockholder's Equity	94
Analysis of Changes in Net Interest Revenue, Taxable Equivalent Basis	95
Ratios	96
Average Deposit Liabilities in Offices Outside the U.S.	96
Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices	96
Short-Term and Other Borrowings	96
Regulation and Supervision	97
Legal Proceedings	99
10-K CROSS-REFERENCE INDEX	101
CORPORATE INFORMATION	102
Exhibits, Financial Statement Schedules, and Reports on Form 8-K	102

THE COMPANY

        Citicorp (Citicorp and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers in over 100 countries and territories. Citicorp was incorporated in 1967 under the laws of the State of Delaware. Citicorp is an indirect, wholly owned subsidiary of Citigroup Inc. (Citigroup).

        The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Global Investment Management (GIM) and Proprietary Investment Activities business segments.

        The Company has completed certain strategic business acquisitions during the past three years, details of which can be found in Note 2 to the Consolidated Financial Statements.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the Regulation and Supervision section beginning on page 97.

        At December 31, 2003, the Company had approximately 93,100 full-time and 5,300 part-time employees in the United States and approximately 114,000 full-time employees outside the United States.

        Additional business and financial information concerning the Company can be found in the Annual Report on Form 10-K for the year ended December 31, 2003 of Citigroup Inc.

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

        Cards provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of December 31, 2003, North America Consumer Finance maintained 2,328 offices, including 2,082 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 875 offices, including 552 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 779 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides leasing and equipment financing products to small- and middle-market businesses. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

GLOBAL CORPORATE AND INVESTMENT BANK

        Global Corporate and Investment Bank (GCIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. GCIB includes Capital Markets and Banking and Transaction Services.

        Capital Markets and Banking offers a wide array of commercial banking services and products, including foreign exchange, structured products, derivatives, and lending.

        Transaction Services is composed of Cash Management, Trade Services and Global Securities Services (GSS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. GSS provides custody services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers and depository and agency/trust services to multinational corporations and governments globally.

GLOBAL INVESTMENT MANAGEMENT

        Global Investment Management (GIM) offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients. Global Investment Management includes Life Insurance and Annuities, Private Bank and Asset Management.

        Life Insurance and Annuities includes International Insurance Manufacturing (IIM) and Citi Insurance Group (CIG). IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM has operations in Mexico, Asia, EMEA, Latin America and Japan.

        Private Bank provides personalized wealth management services for high-net-worth clients through 126 offices in 37 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

        Asset Management includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services businesses, other retirement services businesses in Latin America and an alternative investments business. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, separately managed accounts, alternative investments (including hedge funds, private equity and credit structures), and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citicorp's proprietary Private Equity investments, including venture capital activities, and Other Investment Activities which includes Citicorp's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and Citicorp's Alternative Investments (CAI) business, for which the net profits on products distributed through Citicorp's Asset Management and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, and taxes not allocated to the individual businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY OF SELECTED FINANCIAL DATA
Citicorp and Subsidiaries

In millions of dollars	2003	2002(1)
Revenues, net of interest expense(2)	$55,176	$51,322
Operating expenses	26,940	24,615
Benefits, claims, and credit losses(2)	8,590	10,541

Income before income taxes and minority interest	19,646	16,166
Income taxes	5,827	5,345
Minority interest, after-tax	278	112

Net Income	$13,541	$10,709

Return on average total stockholder's equity	17.6%	15.9%
Total assets (in billions)	$820.1	$727.7
Total equity (in billions)	$81.8	$73.5
Tier 1 Capital	8.44%	8.11%
Total Capital Ratio	12.68%	12.31%

(1)
Reclassified to conform to the 2003 presentation.

(2)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $4.750 billion and $4.123 billion in 2003 and 2002, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 14.

EVENTS IN 2003

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears Credit Card and Financial Products business (Sears), the 8th largest portfolio in the U.S. $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next ten years based on new accounts, retail sales volume and financial product sales. $5.8 billion of intangible assets and goodwill have been recorded as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward. The operations of Sears were integrated into the businesses of Citicorp.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included from July 2003 forward. The operations of Home Depot were integrated into the businesses of Citicorp.

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into final settlement agreements with the Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank of New York (FED), and the Manhattan District Attorney's Office that resolve on a civil basis their investigations into Citigroup's structured finance work for Enron. Citigroup also announced that its settlement agreement with the SEC concludes that agency's investigation into certain Citigroup work for Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. Citicorp and certain other Citigroup subsidiaries have paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

Impact from Argentina's Economic Changes

        During 2003, the GCIB and Global Consumer franchises in Argentina began to emerge from the economic crisis, while the Global Investment Management franchise endured another challenging year.

        The Government began to permit loan restructurings and loan repayments resulting in minimal cost of credit for the GCIB for the year. As a result of an improving consumer credit environment, the Global Consumer allowance for credit losses was reduced by $100 million in the third quarter. On the negative side, the Company wrote-off $127 million of its government-issued compensation notes against previously established reserves. This write-off was triggered by, among other things, the government's disallowance of compensation for pesification of certain credit card and overdraft loans. While the notes were adjusted, the disallowance is still being negotiated. The initial payment of approximately $57 million due under the compensation notes was received in August 2003, and the second payment of approximately $59 million was received when due in February 2004. The Company also recognized a $13 million impairment charge on its government Patriotic Bonds. Payments required under bank deposit Amparos (judicial orders requiring previously dollar-denominated deposits that had been re-denominated at government rates to be immediately repaid at market exchange rates) were down significantly from 2002 and losses recorded in 2003, net of the $40 million reserve release, were $2 million.

        The Global Investment Management businesses in Argentina recorded pretax charges of $208 million in 2003. These charges were comprised of: $124 million in write-downs resulting from the mandatory exchange of Argentine Government Promissory Notes (GPNs) for Argentine government bonds denominated in U.S. dollars; a $44 million write-off of impaired Deferred Acquisition Costs reflecting changes in underlying cash flow estimates for the business;

$20 million of losses related to the restructuring of voluntary customer annuity liability balances; and $20 million of losses related to a premium deficiency in the death and disability insurance business.

        The restructuring of customer annuity liabilities was approved by the Argentine Ministry of Insurance on July 3, 2003. An insurance subsidiary of the Company offered the plan to its voluntary annuity holders. The election period expired on January 31, 2004, at which time 70% of the voluntary annuity customers elected to participate. During the fourth quarter, the Company contributed $55 million of new capital to its Argentine Global Investment Management companies, primarily to fund the voluntary annuity restructuring plan. Additional capital totaling $17 million was contributed during the 2004 first quarter to maintain required regulatory capital and to fund ongoing operating expenses.

        As the economic situation, as well as legal and regulatory issues, in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. In particular, we are watching the potential impact that government actions may have on our pension and insurance businesses. Other items we continue to monitor include the realizability of government obligations such as the compensation instruments held by the Corporate and Consumer businesses and the government obligations held by the insurance subsidiaries, the potential for re-dollarization of pension annuities and further debt restructurings, and the liquidity and capital needs of the pension and insurance subsidiaries. Additional costs to the Company will depend on future actions by the Argentine government and the Company. Additional losses may be incurred.

        The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina.

        The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

EVENTS IN 2002

Impact from Argentina's Economic Changes

        Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds, making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citicorp's business in Argentina.

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

        In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citicorp's equity by $595 million, net of tax.

Charge for Regulatory and Legal Matters

        During the 2002 fourth quarter, the Company recorded a $460 million after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

Acquisition of Golden State Bancorp

        On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average price of Citigroup shares, as adjusted for the effect of the August 2002 distribution by Citigroup to its shareholders of a majority portion of its ownership interest in Travelers Property Casualty Corp. (TPC), for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced. The results of GSB are included from November 2002 forward. The operations of GSB were integrated into the businesses of Citicorp.

Sale of 399 Park Avenue

        During 2002, the Company sold its 399 Park Avenue, New York City headquarters building. The Company is currently the lessee of approximately 40% of the building with terms averaging 15 years. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in 2002 representing the gain on the portion of the building the Company does not occupy, and the remainder to be recognized over the term of Citicorp's lease agreements. During 2003, the Company recognized $20 million ($12 million after-tax) of the deferred portion of the gain.

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

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

Valuations of Financial Instruments

        Investments and trading account assets and liabilities, held by the Global Corporate and Investment Bank and Proprietary Investment Activities segments, include fixed maturity and equity securities, derivatives, investments in private equity and other financial instruments. Citicorp carries its investments and trading account assets and liabilities at fair value if they are considered to be available-for-sale or trading securities. For a substantial majority of the Company's investments and trading account assets and liabilities, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in values of available-for-sale securities are recognized in a component of stockholders' equity net of taxes, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, global, regional, or related to specific issuers or industries, could adversely affect these values. Changes in the fair values of trading account assets and liabilities are recognized in earnings. Private equity subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

        If available, quoted market prices provide the best indication of fair value. If quoted market prices are not available for fixed maturity securities, equity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. It is Citicorp's policy that all models used to produce valuations for the published financial statements be validated by qualified personnel independent from those who created the models. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. For derivative transactions, trading profit at inception is recognized when the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade-date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data become observable or over the life of the transaction. Changes in assumptions could affect the fair values of investments and trading account assets and liabilities.

        For our available-for-sale and trading portfolios amounting to assets of $206.3 billion and $161.9 billion and liabilities of $53.5 billion and $26.4 billion at December 31, 2003 and 2002, respectively, fair values were determined in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the model and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2003 and 2002, respectively, approximately 98.8% and 99% of the available-for-sale and trading portfolios' gross assets and liabilities are considered verified and approximately 1.2% and 1% are considered unverified. Of the unverified assets, at December 31, 2003 and 2002, respectively, approximately 49% and 35% consist of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 51% and 65% consist of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

        In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2003, the monthly average aged inventory designated as available-for-immediate-sale was approximately $141 million compared with $106 million in 2002. Inventory positions that are both aged and whose values are unverified amounted to less than $48 million and $55 million at December 31, 2003 and 2002, respectively. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2003 and 2002, such valuation adjustments amounted to $4 million and $1.2 million, respectively.

        Citicorp's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Investments held by private equity subsidiaries related to the Company's venture capital activities amounted to $4.4 billion and $4.7 billion at December 31, 2003 and 2002, respectively. For investments in publicly traded securities held by private equity subsidiaries amounting to 5 positions with a fair value of approximately $0.9 billion and 13 positions with a fair value of approximately $0.9 billion at December 31, 2003 and 2002, respectively, fair value is based upon quoted market prices. These publicly traded securities include thinly traded securities, large block holdings, restricted shares or other special situations, and the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. To determine the amount of the adjustment, the Company uses a model that is based on option theory. The model is validated periodically by an independent valuation consulting firm. Such adjustments ranged from 10% to 50% of the investments' quoted prices in 2003 and from 5% to 30% in 2002. For investments that are not publicly traded that are held by private equity subsidiaries amounting to approximately $3.5 billion and $3.8 billion at December 31, 2003 and 2002, respectively, estimates of fair value are made periodically by management based upon relevant third-party arm's length transactions, current and subsequent financings and comparisons to similar companies for which quoted market prices are available. Independent consultants may be used to provide valuations periodically for certain investments that are not publicly traded, or the valuations may be done internally. Internal valuations are reviewed by personnel independent of the investing entity.

        See the discussion of trading account assets and liabilities and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. For additional information regarding the sensitivity of these instruments, see "Market Risk Management Process" on page 36.

Allowance for Credit Losses

        The allowance for credit losses represents management's estimate of probable losses inherent in the lending portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. At December 31, 2003 and 2002, respectively, the total allowance for credit losses, which includes reserves for letters of credit and unfunded commitments, totaled $4.155 billion and $4.647 billion for the corporate loan portfolio and $9.088 billion and $7.021 billion for the consumer portfolio. Attribution of the allowance is made for analytic purposes only, and the entire allowance of $13.243 billion and $11.668 billion at December 31, 2003 and 2002, respectively, is available to absorb probable credit losses inherent in the portfolio, including letters of credit and unfunded commitments.

        During 2003, corporate cash-basis loans decreased $564 million from $3.966 billion to $3.402 billion, and net credit losses decreased from $1.545 billion in 2002 to $1.210 billion, reflecting overall improvement in the credit quality of the portfolio as well as reduced exposure in the energy and telecommunications industries. Management expects the 2004 loss experience for the corporate portfolio to be improved from that of 2003.

        Consumer net credit losses, excluding CitiCapital, increased from $6.797 billion in 2002 to $7.096 billion in 2003. Consumer loans on which accrual of interest has been suspended, excluding Commercial Markets, increased from $4.607 billion to $4.735 billion. The consumer allowance, excluding CitiCapital, rose from $6.410 billion to $8.530 billion from December 31, 2002 to December 31, 2003, including $2.1 billion associated with the acquisition of Sears. The level of the consumer allowance was impacted by increased bankruptcies in Germany and in the Consumer Finance portfolio in Japan. Consumer credit loss rates are expected to rise due to the addition of the Sears and Home Depot portfolios. Excluding the impact of Sears and Home Depot, management expects that 2004 consumer credit loss rates will be comparable to 2003.

        In the corporate loan portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed impaired, a statistical model of expected losses on the performing portfolio, as well as management's detailed knowledge of the portfolio and current conditions. When reserves for individual loans that are deemed to be impaired are established, consideration is given to all available evidence, including, as appropriate, the present value of expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, and the fair value of collateral less disposal costs.

        The allowance for credit losses attributed to the corporate portfolio is established through a process that begins with statistical estimates of probable losses inherent in the portfolio. These estimates are based upon: (1) Citicorp's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (2) the corporate portfolio database; and (3) historical default and loss data, including rating agency information regarding default rates from 1983 to 2002 and internal data, dating to the early 1970s, on severity of losses in the event of default. This statistical process generates an estimate for losses inherent in the portfolio as well as a one-standard-deviation confidence interval around the estimate.

        The statistical estimate for losses inherent in the portfolio is based on historical average default rates and historical average write-off rates. The width of the confidence interval reflects the historical fluctuation of default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio.

        The statistical estimate of losses inherent in the portfolio may then be adjusted, both for management's estimate of probable losses on specific exposures, as well as for other considerations, such as environmental factors and trends in portfolio indicators, including cash-basis loans, historical and forecasted write-offs, and portfolio concentrations. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        For December 31, 2003, the statistical estimate for inherent losses in the total corporate portfolio was $2.820 billion, with a standard deviation of $646 million, compared with $3.434 billion and $785 million at December 31, 2002. This analysis included all corporate loans, commitments and unfunded letters of credit. Management then identified those exposures for which name-specific loss estimates were required, and replaced the statistical estimate of losses with management's estimate of losses. Management made adjustments for other considerations, including portfolio trends and economic indicators. As a result of these adjustments, at December 31, 2003, the allowance for credit losses attributable to the corporate portfolio was set at $4.155 billion compared with $4.647 billion in 2002, which includes the reserve for unfunded commitments and letters of credit of $600 million in 2003 and $567 million in 2002 that is included in other liabilities on the balance sheet.

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

        At December 31, 2003, the CitiCapital allowance totaled $558 million, down from $611 million in 2002. The allowance was composed of $58 million and $40 million as of December 31, 2003 and 2002, respectively, of reserves on impaired loans, $420 million and $511 million provided for probable credit losses in the performing portfolio, and $80 million and $60 million reflecting imprecision caused by the use of historical data and projected loss data. The reserve was $53 million lower than a year ago due to the smaller portfolio balance at December 31, 2003. The December 31, 2003 and 2002 reserves for probable credit losses reflect 1.95% and 1.87% annualized weighted average loss ratios on the performing portfolio, respectively. A 0.50% change in the weighted average loss ratio would increase or decrease the December 31, 2003 allowance by $109 million, whereas a 0.50% change would have increased or decreased the allowance by $137 million at December 31, 2002.

        Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, primarily in the Global Consumer segment, is collectively evaluated for impairment in order to provide an allowance sufficient to cover all loans that have shown evidence of impairment as of the balance sheet date. The foundation for assessing the adequacy of the allowance for credit losses for consumer loans is a statistical methodology that estimates the losses inherent in the portfolio at the balance sheet date based on historical delinquency flow rates, charge-off statistics, and loss severity. The statistical methodology is applied separately for each individual product within each different geographic region in which the product is offered.

        Under this statistical method, the portfolio of loans is aged and separated into groups based upon the aging of the loan balances (current, 1 to 29 days past due, 30 to 59 days past due, etc.). The statistical methodology results in a base calculation of inherent losses in the loan portfolio for each business within the Global Consumer segment. Management evaluates the adequacy of the allowance for credit losses for each business relative to a range around its base calculation. In general, each business must maintain an allowance for credit losses that is within the specified range. However, management also considers the following factors in evaluating the adequacy of the allowance for credit losses: economic trends, competitive factors, seasonality, portfolio acquisitions, solicitation of new loans, changes in lending policies and procedures, geographical, product, and other environmental factors, changes in bankruptcy laws, and evolving regulatory standards.

        Citicorp has well-established credit loss recognition criteria for its various consumer loan products. These credit loss recognition criteria are based on contractual delinquency status, consistently applied from period to period and in compliance with FFIEC guidelines (excluding recent acquisitions for which we obtained temporary waivers), including bankruptcy loss recognition. The allowance for credit losses is replenished through a charge to the provision for credit losses for all net credit losses incurred during the relevant accounting period and adjusted to reflect current economic trends and the results of the statistical methodology. The provision for credit losses is highly dependent on both bankruptcy loss recognition and the time it takes for loans to move through the delinquency buckets and eventually to write-off (flow rates). An increase in the Company's share of bankruptcy losses would generally result in a corresponding increase in the provision for credit losses. For example, a 10% increase in the Company's portion of bankruptcy losses would generally result in a similar increase in the provision for credit losses. In addition, an acceleration of flow rates would also result in a corresponding increase to the provision for credit losses. The precise impact that an acceleration of flow rates would have on the provision for credit losses would depend upon the product and geography mix that comprises the flow rate acceleration.

        The evaluation of the total allowance includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

        See the discussions of "Consumer Credit Risk" and "Corporate Credit Risk" on pages 30 and 33, respectively, for additional information.

Securitizations

        Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. Citicorp securitizes credit card receivables, mortgages, and other loans that it originated and/or purchased and certain other financial assets. After securitization of credit card receivables, the Company continues to maintain account relationships with customers. Citicorp also assists its clients in securitizing the clients' financial assets and packages and securitizes financial assets purchased in the financial markets. Citicorp may provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

        There are two key accounting determinations that must be made relating to securitizations. In the case where Citicorp originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale under generally accepted accounting principles, resulting in the transferred assets being removed from the Company's Consolidated Balance Sheet with a gain or loss recognized. Alternatively, the transfer would be considered a financing, resulting in recognition of a liability in the Company's Consolidated Balance Sheet. The second key determination to be made is whether the securitization entity must be consolidated by the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated.

        If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special-purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. In January 2003, the Financial Accounting Standards Board (FASB) issued a new interpretation on consolidation accounting that was adopted by the Company on July 1, 2003. Under this interpretation, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), if securitization entities other than QSPEs meet the definition of a variable interest entity (VIE), the Company must evaluate whether it is the primary beneficiary of the entity and, if so, must consolidate it. The entity would be considered a VIE if it requires additional subordinated financial support or if the equity investors lack certain characteristics of a controlling financial interest. In December 2003, FASB issued a revised version of FIN 46-R, which the Company will adopt in the first quarter of 2004. This revised interpretation may change certain of the consolidation determinations reached under FIN 46. Most of the Company's securitization transactions meet the existing criteria for sale accounting and non-consolidation.

        The Company participates in securitization transactions, structured investment vehicles, and other investment funds with its own and with clients' assets totaling $419.2 billion at December 31, 2003 and $435.1 billion at December 31, 2002.

        Global Consumer primarily uses QSPEs to conduct its securitization activities, including credit card receivables, mortgage loans, student loans and auto loans. Securitizations completed by Global Consumer are for the Company's own account. QSPEs are qualifying special-purpose entities established in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The Company is the transferor of assets to these QSPEs and, accordingly, does not consolidate these QSPEs. At December 31, 2003 and 2002, respectively, Global Consumer was involved with special-purpose entities (SPEs) with assets of $251.3 billion and $252.2 billion, including QSPEs with assets of $226.4 billion and $248.2 billion.

        GCIB's securitization activities are conducted on behalf of the Company's clients and to generate revenues for services provided to the SPEs. GCIB uses SPEs to securitize mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations (CDOs), and to meet other client needs through structured financing and leasing transactions. All the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured financing transactions. At December 31, 2003 and 2002, respectively, GCIB was involved with SPEs with assets of $66.1 billion and $75.1 billion, including QSPEs with assets amounting to $1.5 billion and $2.3 billion.

        Global Investment Management uses SPEs to create investment opportunities for clients through mutual and money market funds, unit investment trusts, and hedge funds, substantially all of which were not consolidated by the Company at December 31, 2003 and 2002. At December 31, 2003 and 2002, respectively, Global Investment Management was involved with SPEs with assets of $45.4 billion and $42.6 billion.

        Proprietary Investment Activities invests in various funds as part of its activities on behalf of the Company and also uses SPEs in creating investment opportunities and alternative investment structures. At December 31, 2003 and 2002, respectively, Proprietary Investment Activities was involved with SPEs with assets of $56.4 billion and $65.2 billion.

        VIEs with total assets of approximately $27.1 billion and $13.1 billion were consolidated at December 31, 2003 and 2002, respectively. Additional information on the Company's securitization activities and VIEs can be found in "Off-Balance Sheet Arrangements" on page 45 and in Note 9 to the Consolidated Financial Statements.

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

        The carrying values of certain assets, including the compensation note, government-guaranteed promissory notes (GPNs) and government Patriotic Bonds, are based on management's estimates of default, recovery rates, and any collateral features. These instruments continue to be monitored and have been written down to represent management's estimate of their collectibility, which could change as economic conditions in Argentina either stabilize or worsen.

        At December 31, 2003, the carrying values of the compensation notes, GPNs, and Patriotic Bonds were $233 million, $107 million, and $47 million, respectively.

        Management continues to monitor the potential impact that government actions may have on the Company's pension and insurance businesses in Argentina. These actions may include redollarization of certain liabilities and forced exchanges of customer assets. At the present time, the potential impact of such actions cannot be determined and additional losses may be incurred in the future.

Legal Reserves

        The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, or investment advisor. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company's financial statements and SEC filings, management's view of the Company's exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher than the amount of the recorded reserve. See Note 22 to the Consolidated Financial Statements and the discussion of "Legal Proceedings" beginning on page 99.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

BUSINESS FOCUS

        The following table shows the net income (loss) for Citicorp's businesses on a product view:

CITICORP NET INCOME—PRODUCT VIEW

In millions of dollars	2003	2002(1)
Global Consumer
Cards	$3,631	$3,081
Consumer Finance	1,928	2,199
Retail Banking	3,609	2,494
Other	(87)	(59)

Total Global Consumer	9,081	7,715

Global Corporate and Investment Bank
Capital Markets and Banking(2)	2,793	1,951
Transaction Services	770	558

Total Global Corporate and Investment Bank	3,563	2,509

Global Investment Management
Life Insurance and Annuities	(10)	74
Private Bank	551	463
Asset Management	134	132

Total Global Investment Management	675	669

Proprietary Investment Activities	156	(247)
Corporate/Other	66	63

Net Income	$13,541	$10,709

(1)
Reclassified to conform to the 2003 presentation. See Note 3 to the Consolidated Financial Statements for assets by segment.

(2)
2002 includes a $460 million after-tax charge for regulatory and legal matters.

RESULTS OF OPERATIONS

Net Income

        Citicorp reported net income of $13.541 billion in 2003, up 26% from $10.709 billion in 2002. Return on common equity was 17.6% and 15.9% in 2003 and 2002, respectively.

        Global Consumer net income in 2003 increased $1.4 billion or 18% compared to 2002. Global Corporate and Investment Bank (GCIB) increased $1.1 billion or 42% compared to 2002. Global Investment Management grew $6 million or 1% from 2002, while Proprietary Investment Activities increased $403 million from 2002. See individual segment and product discussions on pages 14 to 25 for additional discussion and analysis of the Company's results and operations.

Selected Revenue Items

        Net interest revenue was $33.8 billion in 2003, up $2.2 billion or 7% from 2002, reflecting the positive impact of a changing rate environment and business volume growth in most markets, resulting from organic growth combined with the impact of acquisitions during the year.

        Total fees and commissions of $12.0 billion were up $1.2 billion or 11% in 2003, primarily reflecting improved global equity markets and continued strong investment banking results. Foreign exchange revenues of $3.5 billion increased $1.4 billion or 63% from 2002. Trading account revenues of ($546) million decreased $2.3 billion from 2002, primarily reflecting lower trading results due to mark-to-market losses on credit derivatives as credit spreads tightened and foreign exchange volatility predominantly in emerging market countries. Other revenue of $6.1 billion in 2003 increased $754 million from 2002, reflecting higher securitization gains and activities and stronger Private Equity results. The 2002 results include the gain on the sale of 399 Park Avenue in the third quarter.

Operating Expenses

        Operating expenses grew $2.3 billion or 9% to $26.9 billion in 2003. Expense growth during 2003 included investments made relating to acquisitions during the year, increased spending on marketing and advertising and new business initiatives to support organic growth, higher pension and insurance expense, and the cost of expensing options. Expenses in 2002 included the charge for the establishment of reserves for regulatory settlements and related civil litigation, which was partially offset by lower compensation and benefits, expense rationalization initiatives, and a benefit of $610 million from the absence of goodwill and other indefinite-lived intangible asset amortizations.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $8.6 billion and $10.5 billion in 2003 and 2002, respectively. Policyholder benefits and claims in 2003 decreased $1 million from 2002. The provision for credit losses decreased $1.9 billion or 20% from 2002 to $8.0 billion in 2003, reflecting improved credit quality in both consumer and corporate businesses, partially offset by the impact of acquisitions.

        Global Consumer provisions for benefits, claims, and credit losses of $7.5 billion in 2003 were down $428 million or 5% from 2002, reflecting decreases in Cards and Retail Banking, partially offset by increases in Consumer Finance. Total net credit losses (excluding Commercial Markets) were $7.093 billion and the related loss ratio was 2.38% in 2003, as compared to $6.740 billion and 2.67% in 2002. The consumer loan delinquency ratio (90 days or more past due) increased to 2.42% at December 31, 2003 from 2.40% at December 31, 2002. See page 30 for a reconciliation of total consumer credit information.

        The GCIB provision for credit losses of $734 million in 2003 decreased $1.5 billion or 67% from 2002 reflecting the improving credit environment contrasted with prior-year provisions for Argentina and exposures in the telecommunications and energy industries.

        Corporate cash-basis loans at December 31, 2003 and 2002 were $3.402 billion and $3.966 billion, respectively. The decrease in cash-basis loans from 2002 reflects improved credit quality, write-offs against previously established reserves, as well as repayments.

Income Taxes

        The Company's effective tax rate of 29.7% in 2003 decreased 340 basis points, primarily representing benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, a $200 million release of a tax reserve that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities, and a $94 million release of a tax reserve in Japan related to a settlement with the authorities. The Company's effective tax rate was 33.1% in 2002.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $76.2 billion or 12.68% of net risk-adjusted assets, and Tier 1 capital was $50.7 billion or 8.44% at December 31, 2003, compared to $68.7 billion or 12.31% and $45.3 billion or 8.11%, respectively, at December 31, 2002.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation. Business segment and product reclassifications include the reclassification of CitiCapital from Capital Markets and Banking to Retail Banking; the allocation of Citicorp Electronic Financial Services, Inc. from Other Consumer to Corporate/Other; and the reallocation of certain Treasury functions in Mexico from Retail Banking to Capital Markets and Banking.

GLOBAL CONSUMER

In millions of dollars	2003	2002
Revenues, net of interest expense	$39,074	$35,906
Operating expenses	18,105	16,034
Provisions for benefits, claims, and credit losses	7,505	7,933

Income before taxes and minority interest	13,464	11,939
Income taxes	4,332	4,184
Minority interest, after-tax	51	40

Net income	$9,081	$7,715

        Global Consumer reported net income of $9.081 billion in 2003, up $1.366 billion or 18% from 2002, driven by double-digit growth in Retail Banking and Cards, that was partially offset by a decline in Consumer Finance. Retail Banking net income increased $1.115 billion or 45% in 2003 primarily due to the impact of the Golden State Bancorp (GSB) acquisition and strong international growth including improvement in Argentina. Cards net income increased $550 million or 18% in 2003 mainly reflecting the addition of the Sears and Home Depot portfolios, growth in Citi Cards and Asia, and lower credit losses in Latin America. Consumer Finance net income decreased $271 million or 12% in 2003 primarily due to continued weakness in Japan, partially offset by growth in North America, including the acquisition of GSB, and in EMEA.

        In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $35 billion in loans, including $33 billion in Retail Banking and $2 billion in Consumer Finance. In February and May 2002, CitiFinancial Japan acquired the consumer finance businesses of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd. (Marufuku), adding $1.1 billion in loans. These business acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

        Global Consumer has divested itself of several non-strategic businesses and portfolios as opportunities to exit became available. Certain divestitures include the sale of the $1.2 billion CitiCapital Fleet Services portfolio and $1.7 billion of credit card portfolios in 2003 as well as the 2002 sale of the $2.0 billion mortgage portfolio in Japan Retail Banking.

CARDS

In millions of dollars	2003	2002
Revenues, net of interest expense	$14,669	$13,688
Operating expenses	6,227	5,535
Provision for credit losses	2,935	3,410

Income before taxes and minority interest	5,507	4,743
Income taxes	1,872	1,660
Minority interest, after-tax	4	2

Net income	$3,631	$3,081

Average assets (in billions of dollars)	$70	$63
Return on assets	5.19%	4.89%

        Cards reported net income of $3.631 billion in 2003, up $550 million or 18% from 2002. North America Cards reported net income of $3.130 billion, up 16% over 2002, reflecting increased spreads and improved credit costs, as well as the Home Depot and Sears acquisitions. International Cards income increased by 33% over 2002 to $501 million in 2003, reflecting a lower provision for credit losses in Argentina and growth in Asia.

        As shown in the following table, average managed loans grew 8% in 2003, reflecting growth of 7% in North America and 17% in International Cards. In North America, growth was led by Citi Cards where the additions of the Home Depot and Sears portfolios were partially offset by a decline in introductory promotional rate balances that was driven by a change in acquisition marketing strategies in the current year, as well as by the sale of $1.7 billion of non-strategic portfolios. The increase in International Cards reflected growth in Asia and EMEA, the addition of Diners Club Europe, and the benefit of strengthening currencies. Sales in 2003 were $291.1 billion, up 5% from 2002. North America sales were up 3% to $251.5 billion in 2003, as the impact of acquisitions and improved purchase sales were partially offset by the change in acquisition marketing strategies. International Cards sales grew 19%, reflecting growth in EMEA, Asia, and Japan, as well as the addition of Diners Club Europe.

In billions of dollars	2003	2002
Sales
North America	$251.5	$244.9
International	39.6	33.4

Total sales	$291.1	$278.3

Average managed loans
North America	$118.0	$110.2
International	12.5	10.7

Total average managed loans	$130.5	$120.9

Total on-balance sheet average loans	$55.9	$49.2

        Revenues, net of interest expense, of $14.669 billion in 2003 increased $981 million or 7% from 2002, reflecting growth in North America of $637 million or 6% and in International Cards of $344 million or 15%. Revenue growth in North America reflected the impact of acquisitions, net interest margin expansion, the benefit of increased purchase sales and cardholder services fees, and gains from the sale of non-strategic portfolios. Revenue growth in 2003 was partially offset by increased credit losses on securitized receivables, which are recorded as a reduction to other revenue after receivables are securitized. In 2003 and 2002, revenues included net gains of $342 million and $425 million, respectively, primarily as a result of changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards was mainly driven by receivables and sales increases in Asia and EMEA, the addition of Diners Club Europe, as well as the net effect of foreign currency translation.

        Operating expenses of $6.227 billion in 2003 were $692 million or 13% higher than 2002, reflecting the impact of acquisitions and foreign currency translation and increased investment spending, including higher advertising and marketing expenditures, costs associated with expansion into Russia and China, and repositioning costs, mainly in EMEA and Latin America.

        The provision for credit losses in 2003 was $2.935 billion compared to $3.410 billion in 2002. The decrease in the provision for credit losses in 2003 was mainly due to an increase in the level of securitized receivables combined with credit improvements in North

America and Latin America, including a $44 million reduction in the allowance for credit losses in Argentina due to improvement in credit experience and lower portfolio volumes. The decline in 2003 was partially offset by the impact of acquisitions. In 2002, the provision for credit losses included a $206 million addition to the allowance for credit losses established in accordance with FFIEC guidance related to past-due interest and late fees on the on-balance sheet credit card receivables in Citi Cards and a $109 million net provision for credit losses resulting from deteriorating credit in Argentina.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At December 31, 2003, securitized credit card receivables were $76.1 billion, compared to $67.1 billion at December 31, 2002. There were no credit card receivables held-for-sale at December 31, 2003, compared to $6.5 billion at December 31, 2002. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale, and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in 2003 were $7.694 billion with a related loss ratio of 5.90%, compared to $7.169 billion and 5.93% in 2002. The decline in the ratio from the prior year was primarily driven by improvements in North America and the international markets, particularly in Hong Kong, Taiwan, and Argentina, partially offset by the addition of the Sears portfolio. Contributing to the improvement in North America was the addition of the Home Depot portfolio, which at acquisition was recorded at fair market value and represented $2.8 billion of average loans in the net credit loss calculation. Loans delinquent 90 days or more were $3.392 billion or 2.14% at December 31, 2003, compared to $2.397 billion or 1.84% at December 31, 2002. The increase in delinquent loans in 2003 was primarily attributable to the Sears and Home Depot acquisitions. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 31.

CONSUMER FINANCE

In millions of dollars	2003	2002
Revenues, net of interest expense	$10,003	$9,807
Operating expenses	3,488	3,114
Provisions for benefits, claims, and credit losses	3,727	3,294

Income before taxes	2,788	3,399
Income taxes	860	1,200

Net income	$1,928	$2,199

Average assets (in billions of dollars)	$105	$96
Return on assets	1.84%	2.29%

        Consumer Finance reported net income of $1.928 billion in 2003, down $271 million or 12% from 2002, principally reflecting a decline in International Consumer Finance resulting from continued weakness in Japan, which was partially offset by the acquisition of GSB in November of 2002 and a $94 million release of a tax reserve related to a settlement with tax authorities, which increased income in Japan.

In billions of dollars	2003	2002
Average loans
Real-estate-secured loans	$52.1	$48.0
Personal	22.5	21.6
Auto	11.1	8.4
Sales finance and other	5.0	4.0

Total average loans	$90.7	$82.0

        As shown in the preceding table, average loans grew 11% in 2003 resulting from acquisitions, growth in real-estate-secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets. Growth in real-estate-secured loans mainly reflected the continued cross-selling of products through a Citigroup unit as well as portfolio acquisitions in North America and growth in the U.K. Average auto loans in 2003 increased $2.7 billion or 32% from 2002, primarily resulting from the addition of GSB auto loans in November of 2002, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans of $12.1 billion declined 1% from 2002, as the benefit of foreign currency translation was more than offset by the impact of charge-offs, higher pay-downs, reduced loan demand and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 10.10% in 2003 declined 53 basis points from 2002, primarily reflecting compression in the international markets, particularly in Japan. In North America, the average net interest margin was 8.40% in 2003, declining 3 basis points from the prior year as the benefit of lower cost of funds was offset by lower yields, reflecting the lower interest rate environment and the continued shift to higher-quality credits. The average net interest margin for International Consumer Finance was 15.80% in 2003, declining 175 basis points from the prior year, primarily driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with a change in the treatment of adjustments and refunds of interest and continued high levels of non-performing loans. Beginning in the second quarter of 2003, adjustments and refunds of interest charged to customer accounts are accounted for as a reduction of net interest margin whereas, in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe, which was driven by lower cost of funds and higher yields.

	2003	2002
Average net interest margin
North America	8.40%	8.43%
International	15.80%	17.55%
Total	10.10%	10.63%

        Revenues, net of interest expense, of $10.003 billion in 2003 increased $196 million or 2% from 2002. The increase in revenue reflected growth of $490 million or 8% in North America, partially offset by a decline of $294 million or 8% in International Consumer Finance. Revenue growth in North America was primarily driven by growth in receivables, which included the addition of the GSB auto portfolio, partially offset by declines in insurance-related revenue. In International Consumer Finance, the decline in revenue was primarily due to lower volumes and spreads in Japan, which was partially offset by the timing of acquisitions in 2002, the net effect of foreign currency translation, and growth in Asia.

        Operating expenses of $3.488 billion in 2003 increased $374 million or 12% from 2002, reflecting increases of $218 million or 12% in North America and $156 million or 13% in International Consumer Finance. The increase in operating expenses in North America was primarily due to increased volumes and the addition of the GSB auto portfolio, as well as increased staffing costs and collection and compliance expenses. The increase in operating expenses for International Consumer Finance reflected the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business in response to the continued challenging business environment and the timing of acquisitions in the prior year, partially offset by expense savings from branch closings and headcount reductions in Japan.

        The provisions for benefits, claims, and credit losses were $3.727 billion in 2003, up from $3.294 billion in 2002, primarily reflecting increases in Japan due to deteriorating credit conditions, the timing of acquisitions, and the impact of foreign currency translation, partially offset by a decline in policyholder benefits and claims in North America. Net credit losses and the related loss ratio were $3.517 billion and 3.88% in 2003, up from $3.026 billion and 3.69% in 2002. In North America, net credit losses were $2.059 billion and the related loss ratio was 2.94% in 2003, compared to $1.865 billion and 3.00% in 2002. The decrease in the ratio in 2003 was mainly driven by improvements in the real-estate-secured and auto portfolios, which were partially offset by increased loss rates in the personal loan portfolio. Net credit losses in International Consumer Finance were $1.458 billion and the related loss ratio was 7.02% in 2003, up from $1.161 billion and 5.88% in 2002, primarily due to increased bankruptcy and contractual losses in Japan. The 2003 net credit loss ratio for International Consumer Finance was reduced by 56 basis points as a result of the change in treatment of adjustments and refunds as discussed above.

        Loans delinquent 90 days or more were $2.221 billion or 2.36% of loans at December 31, 2003, compared to $2.197 billion or 2.48% at December 31, 2002. The decrease in the delinquency ratio in 2003 was primarily due to improvements in North America, partially offset by deterioration in Japan.

RETAIL BANKING

In millions of dollars	2003	2002
Revenues, net of interest expense	$14,284	$12,123
Operating expenses	8,134	6,993
Provisions for benefits, claims, and credit losses	843	1,229

Income before taxes and minority interest	5,307	3,901
Income taxes	1,651	1,369
Minority interest, after-tax	47	38

Net income	$3,609	$2,494

Average assets (in billions of dollars)	$224	$179
Return on assets	1.61%	1.39%

        Retail Banking reported net income of $3.609 billion in 2003, up $1.115 billion or 45% from 2002. The increase in Retail Banking reflected growth in both North America and International Retail Banking net income of $778 million or 51% and $337 million or 35%, respectively. Growth in North America was primarily due to the acquisition of GSB, strong growth in customer volumes including mortgage originations as well as loan and deposit balances, combined with improved credit costs in Mexico and CitiCapital. The increase in International Retail Banking income reflected improvements in Argentina and growth in EMEA and Asia, which more than offset the prior-year gain on sale of the mortgage portfolio in Japan.

In billions of dollars	2003	2002
Average customer deposits
North America	$153.4	$128.9
International	86.2	78.8

Total average customer deposits	$239.6	$207.7

Average loans
North America	$122.9	$97.6
International	36.0	34.3

Total average loans	$158.9	$131.9

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans in 2003. The growth in North America average customer deposits and average loans of 19% and 26%, respectively, was largely driven by the acquisition of GSB. In addition, North America experienced customer deposit growth in Citibanking North America that was partially offset by the negative impact of foreign currency translation in Mexico. Average loan growth in North America also reflected higher mortgage and student loan balances in Consumer Assets that were partially offset by a decline in CitiCapital resulting from the liquidation of non-core portfolios, including the sale in 2003 of the $1.2 billion CitiCapital Fleet Services portfolio. International Retail Banking average customer deposits grew across all regions, except Latin America, and benefited from the impact of foreign currency translation. Average loans in International Retail Banking grew 5% as the impact of foreign currency translation and growth in installment loans, primarily in Germany, partially offset a decline in mortgage loans in all regions.

        As shown in the following table, revenues, net of interest expense, of $14.284 billion in 2003 increased $2.161 billion or 18% from 2002. Revenues in North America grew $1.420 billion or 18%, primarily due to the acquisition of GSB and growth in Consumer Assets. Excluding the acquisition of GSB, growth in North America (excluding Mexico) was driven by the benefit of increased loan and deposit volumes, higher mortgage servicing and securitization income, and growth in fee revenues, which was partially offset by lower net funding and positioning spreads in Citibanking North America and the impact of the liquidation of non-core portfolios in CitiCapital. Revenues in Mexico declined $12 million or 1% as the negative impact of foreign currency translation and the net write-down of certain investments offset growth in deposit volumes and spreads. International Retail Banking revenues increased $741 million or 17%, reflecting growth across all regions except Japan, which declined due to a $65 million gain on sale of the $2.0 billion mortgage portfolio in the prior year. Excluding Japan, growth reflected the net effect of foreign currency translation, increased loan volumes in EMEA, mainly in Germany, and strong investment and insurance product sales in Asia. The revenue increase in Latin America reflected improvements in Argentina resulting from lower losses and the release of reserves related to customer deposit liabilities and a decline in government-mandated inflation indexed accruals. These improvements were partially offset by a benefit in the prior year related to a change in the allocation of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002.

In millions of dollars	2003	2002
Revenues, net of interest expense
Citibanking North America, Consumer Assets, and CitiCapital	$7,351	$5,919
Mexico	1,836	1,848

North America	9,187	7,767

EMEA	2,450	2,009
Japan	448	491
Asia	1,679	1,486
Latin America	520	370

International	5,097	4,356

Total revenues, net of interest expense	$14,284	$12,123

        Operating expenses of $8.134 billion in 2003 increased $1.141 billion or 16% from 2002, reflecting increases in North America and in International Retail Banking. In North America, the growth of $788 million or 17% was mainly driven by the addition of GSB and volume-related increases in Consumer Assets, as well as investments in technology. Expense growth in North America was reduced by the impact of foreign currency translation in Mexico. International Retail Banking expenses increased $353 million or 14%, reflecting the impact of foreign currency translation, higher sales commissions and increased investment spending, including costs associated with branch and sales-force expansion, higher advertising, investments in technology and repositioning costs in Latin America and EMEA.

        The provisions for benefits, claims, and credit losses were $843 million in 2003, down from $1.229 billion in 2002, reflecting a lower provision for credit losses. The decrease in the provision for credit losses in 2003 was mainly due to lower credit costs in Mexico, including a credit recovery of $64 million in 2003, and in CitiCapital, which benefited from the liquidation of non-core portfolios. The provision for credit losses in 2003 also included a $57 million net reduction in the allowance for credit losses in Argentina due to improvement in credit experience and lower portfolio volumes that was essentially offset by additions to the allowance for credit losses in Germany. In 2002, the provision for credit losses included a $108 million provision related to Argentina. Net credit losses (excluding Commercial Markets) were $614 million and the related loss ratio was 0.52% in 2003, compared to $644 million and 0.71% in 2002. The decrease in net credit losses (excluding Commercial Markets) in 2003 was mainly due to improvements in Mexico, partially offset by higher write-downs of the Argentina compensation note that were written down against previously established reserves. Commercial Markets net credit losses were $462 million and the related loss ratio was 1.09% in 2003, compared to $712 million and 1.76% in 2002. The decline in Commercial Markets net credit losses was mainly due to improvement in CitiCapital and a recovery in Mexico.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.802 billion or 3.07% of loans at December 31, 2003, compared to $3.647 billion or 3.18% at December 31, 2002. The increase in delinquent loans in 2003 was primarily due to the impact of foreign currency translation combined with increases in Germany, and was partly offset by declines in Consumer Assets, Asia and Argentina.

        Cash-basis loans in Commercial Markets were $1.350 billion or 3.38% of loans at December 31, 2003, compared to $1.299 billion or 2.90% at December 31, 2002. The increase in cash-basis loans in 2003 primarily reflected increases in the vehicle leasing and transportation portfolios in CitiCapital and was offset in part by improvements and foreign currency translation in Mexico.

        Average assets of $224 billion in 2003 increased $45 billion from 2002. The increase in 2003 primarily reflected the impact of acquisitions combined with growth in loans.

OTHER CONSUMER

In millions of dollars	2003	2002
Revenues, net of interest expense	$118	$288
Operating expenses	256	392

Loss before tax benefits	(138)	(104)
Income tax benefits	(51)	(45)

Net loss	$(87)	$(59)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $87 million and $59 million in 2003 and 2002, respectively. Included in the 2002 results was a $52 million after-tax gain resulting from the disposition of an equity investment in EMEA, a $25 million after-tax release of a reserve related to unused travelers checks in a non-core business, and gains from the sales of buildings in Asia. Excluding these items, the reduction in losses in 2003 was primarily due to prior-year legal costs in connection with settlements reached during 2002 and lower global marketing costs.

        Revenues, expenses, and the provision for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

        During 2004, the Global Consumer businesses will continue to maintain a focus on tight expense control and productivity improvements. While the businesses will also focus on expanding the base of stable and recurring revenues and managing credit risk, revenue and credit performance will also be impacted by U.S. and global economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world. The Company remains diversified across a number of geographies, product groups, and customer segments and continues to monitor the economic situation in all of the countries in which it operates.

        Cards—In 2003, Cards reported record income of $3.6 billion, an increase of 18% over 2002, while completing the acquisitions of the Home Depot, Sears, and Diners Club Europe portfolios and launching card offerings in both China and Russia. In 2004, Cards expects to deliver strong earnings growth as receivables continue to grow and credit losses continue to improve.

        In 2004, Citi Cards expects continued income and receivables growth through the integration of Sears and Home Depot, an expanded private-label platform, new product launches, and organic growth. In Mexico, the Company will continue to leverage the expertise and experience of the global Cards franchise. International Cards is also expecting strong earnings growth in 2004 with a focus on expanding the revenue base through growth in sales, receivables, and accounts while continuing to invest in both new and existing markets.

        Consumer Finance—In 2003, Consumer Finance reported income of $1.9 billion, a decrease of 12% from 2002, largely reflecting continued difficult business conditions in Japan. In 2004, Consumer Finance expects moderate income growth.

        In North America, CitiFinancial expects to deliver income growth through growth in receivables and a continued focus on expense management combined with the integration of Washington Mutual Finance Corporation, which was acquired in January 2004 and added approximately $4.0 billion in assets. In the international markets, growth in 2004 will continue to be impacted by the challenging operating environment that persists in Japan. Net credit losses in Japan began to stabilize in the 2003 third quarter, and, in 2004, a more moderate level of bankruptcy filings and slightly improved economic conditions are expected. However, we also expect the consumer finance operations in Japan to continue to experience volume pressure as the business is repositioned. To mitigate the impact of the challenging environment, the business will continue to maintain its focus on operating efficiencies. In other international markets, important growth opportunities are anticipated as we continue to focus on gaining market share in both new and established markets including India, Poland, Romania, Italy, South Korea, and Thailand.

        Retail Banking—In 2003, Retail Banking reported record income of $3.6 billion, an increase of 45% from 2002, reflecting the successful integration of GSB and core business improvements in all markets. In 2004, Retail Banking expects to deliver growth in core businesses driven by the benefits of investment spending, including the impact of repositioning businesses in Latin America and EMEA, and continuing to expand our footprint and penetration into select markets, such as the growing Hispanic banking market.

        In 2004, Citibanking North America will continue to enhance the customer experience by emphasizing increased sales productivity in the financial centers, deeper customer relationships through cross-selling and wealth management initiatives, and further investments in technology that drive cost efficiencies and improve customer satisfaction. In Consumer Assets, CitiMortgage is expected to achieve growth by continuing to leverage Citigroup distribution channels while aligning the cost structure of the business to reflect lower mortgage origination volumes. The Student Loans business will continue to benefit from the strong Citi brand and best-in-class sales platforms and technology. CitiCapital's focus on strategic segments and the continued liquidation of low-return portfolios are expected to deliver growth in 2004. The Retail Banking business in Mexico expects to drive growth through new loan, deposit, and investment products while continuing to improve operating margins. In the international markets, EMEA is expected to build upon the investments in both new and established markets and deliver strong results through a continued focus on distribution channels, product innovation, and customer support. In Asia and Japan, the businesses will continue to build on their strengths in developing customer relationships through investment product sales, deposit gathering, and branch lending. In Latin America, the business is building on repositioning initiatives that focus on strategic countries and markets while continuing to manage through the economic uncertainties in the region.

GLOBAL CORPORATE
AND INVESTMENT BANK

In millions of dollars	2003	2002
Revenues, net of interest expense	$11,307	$11,791
Operating expenses	5,723	5,927
Provision for credit losses	734	2,255

Income before taxes and minority interest	4,850	3,609
Income taxes	1,267	1,075
Minority interest, after-tax	20	25

Net income	$3,563	$2,509

        Global Corporate and Investment Bank (GCIB) reported net income of $3.563 billion and $2.509 billion in 2003 and 2002, respectively. The increase in net income reflects increases of $842 million or 43% in Capital Markets and Banking and $212 million or 38% in Transaction Services.

        Capital Markets and Banking net income of $2.793 billion in 2003 increased $842 million or 43% compared to 2002, primarily reflecting a lower provision for credit losses, increases in Fixed Income and the absence of prior-year redenomination losses in Argentina, partially offset by mark-to-market losses on credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened.

        Transaction Services net income of $770 million in 2003 increased $212 million or 38% from 2002, primarily due to a lower provision for credit losses, the benefit of lower taxes due to the application of APB 23 indefinite investment criteria and business consolidation, as well as lower expenses resulting from expense control initiatives.

        The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance.

CAPITAL MARKETS AND BANKING

In millions of dollars	2003	2002
Revenues, net of interest expense	$7,680	$8,171
Operating expenses	3,167	3,344
Provision for credit losses	740	2,046

Income before taxes and minority interest	3,773	2,781
Income taxes	960	806
Minority interest, after-tax	20	24

Net income	$2,793	$1,951

        Capital Markets and Banking net income of $2.793 billion in 2003 increased $842 million or 43% during 2003, primarily due to a lower provision for credit losses, increases in Fixed Income, and the absence of prior-year redenomination losses in Argentina, partially offset by mark-to-market losses on credit derivatives as credit spreads tightened and declines in Sales and Trading (due to lower positioning gains).

        Revenues, net of interest expense, of $7.680 billion in 2003 decreased $491 million or 6% from 2002, primarily due to mark-to-market losses on credit derivatives as credit spreads tightened and declines in Sales and Trading, partially offset by increases in Fixed Income and the absence of prior-year redenomination losses and write-downs of sovereign securities in Argentina.

        Operating expenses of $3.167 billion in 2003 decreased from $3.344 billion in 2002 primarily due to declines in compensation and benefits, which is impacted by the revenue and credit performance of the business.

        The provision for credit losses was $740 million in 2003 compared to $2.046 billion in 2002, primarily due to the absence of prior-year provisions for Argentina and exposures in the energy and telecommunications industries, as well as reserve releases reflecting improved credit trends, partially offset by the provision of $338 million for credit losses related to exposure to a single European counterparty.

        Cash-basis loans were $3.246 billion and $3.394 billion at December 31, 2003 and 2002, respectively. The decrease in 2003 is primarily due to decreases to corporate borrowers in Argentina and New Zealand, as well as reductions in the telecommunications industry, partially offset by the reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking and increases in exposure to a single European counterparty and the energy industry.

TRANSACTION SERVICES

In millions of dollars	2003	2002
Revenues, net of interest expense	$3,627	$3,620
Operating expenses	2,556	2,583
Provision for credit losses	(6)	209

Income before taxes and minority interest	1,077	828
Income taxes	307	269
Minority interest, after-tax	—	1

Net income	$770	$558

        Transaction Services reported net income of $770 million in 2003, up $212 million or 38% from 2002, primarily due to a lower provision for credit losses, the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, business consolidation, and lower expenses resulting from expense control initiatives.

        As shown in the following table, average liability balances and assets under custody experienced growth in 2003. Average liability balances of $99 billion and $85 billion in 2003 and 2002, respectively, primarily reflected growth in Europe and Asia. Assets under custody increased 25% to $6.4 trillion in 2003, primarily reflecting market appreciation and increases in customer volumes.

	2003	2002
Liability balances (average in billions)	$99	$85
Assets under custody (EOP in trillions)	$6.4	$5.1

        Revenues, net of interest expense, increased $7 million to $3.627 billion in 2003, due to increased business volumes reflected by higher liability balances, gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking), and a benefit from foreign exchange currency translation. The increase was partially offset by lower spreads reflecting the low interest rate environment in 2003 as well as price compression.

        Operating expenses decreased $27 million or 1% in 2003 to $2.556 billion from $2.583 billion in 2002, primarily reflecting expense control initiatives. The decrease in operating expenses in 2003 was partially offset by costs associated with the repositioning of the Company's business in Latin America, primarily severance-related, and investment spending related to higher business volumes and integration costs associated with new business relationships.

        The provision for credit losses was ($6) million and $209 million in 2003 and 2002, respectively. The provision for credit losses decreased by $215 million from 2002, primarily due to prior-year write-offs in Argentina and reserve releases reflecting improved credit trends. The reduction in credit costs was partially offset by 2003 provisions for selected borrowers in Brazil and a single European counterparty.

        Cash-basis loans, which were primarily trade finance receivables in the Transaction Services business were $156 million and $572 million at December 31, 2003 and 2002, respectively. Cash-basis loans decreased $416 million in 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland.

GLOBAL CORPORATE AND INVESTMENT BANK
OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

        GCIB is significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

        Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type.

        Capital Markets and Banking in 2003 was driven by improving credit trends and strong growth in Fixed Income as corporations continued to take advantage of the low interest rate environment. In addition, the business continued to focus on expense reduction initiatives.

        In 2004, focus will remain on expanding the Company's market share positions and outperforming the industry, credit risk mitigation, and expense management. While initiatives will focus on expanding market share in priority countries through organic growth, revenue and credit performance are dependent upon the strength and stability of U.S. and global economic conditions. Net credit losses and cash-basis loans are expected to improve from 2003 levels, reflecting improving global economic conditions. Citicorp remains diversified across many geographies and industry groups. Citicorp continues to monitor the economic situation in emerging market countries closely and, where appropriate, adjusts exposures and pursues risk management initiatives.

        Transaction Services was adversely impacted in 2003 by a low interest rate environment and heightened price compression, which were offset by improved credit trends and increased business volumes.

        In 2004, the business will focus on realizing the benefit of key customer mandates, continuing expansion of market share, as well as interest rate risk management, continued credit improvement and expense control. While revenue performance depends on the interest rate environment and the sustained economy in the U.S. and global markets, the business will maintain focus on building business volumes and developing more effective spread management. Additionally, the business will continue to leverage Citicorp's global corporate relationship client base through cross-selling initiatives.

GLOBAL INVESTMENT MANAGEMENT

In millions of dollars	2003	2002
Revenues, net of interest expense	$3,257	$2,920
Operating expenses	1,929	1,667
Provisions for benefits, claims, and credit losses	356	337

Income before taxes and minority interest	972	916
Income taxes	286	247
Minority interest, after-tax	11	—

Net income	$675	$669

        Global Investment Management reported net income of $675 million in 2003, which was up $6 million or 1% from 2002. Life Insurance and Annuities net loss of $10 million in 2003 represented a decrease in income of $84 million from 2002, reflecting decreased International Insurance Manufacturing results of $85 million, driven by impairments of Argentina Government Promissory Notes (GPNs) of $114 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, partially offset by increases in Asia of $24 million and Mexico of $20 million. Private Bank net income of $551 million in 2003 increased $88 million or 19% from 2002, primarily reflecting increased investment management and capital markets activity, increased lending activity and a lower provision for credit losses, and were partially offset by higher expenses, reflecting incentive compensation expense associated with higher revenues and higher other employee-related costs, and the impact of a narrowing of interest rate spreads. Asset Management net income of $134 million in 2003 increased $2 million or 2% from 2002, primarily reflecting lower expenses, partially offset by the impact of impairments in Argentina.

LIFE INSURANCE AND ANNUITIES

In millions of dollars	2003	2002
Revenues, net of interest expense	$629	$558
Provision for benefits and claims	345	319
Operating expenses	284	139

Income before taxes	—	100
Income taxes	10	26

Net income (loss)	$(10)	$74

        Life Insurance and Annuities comprises International Insurance Manufacturing (IIM) and Citi Insurance Group (CIG).

        Life Insurance and Annuities reported a net loss of $10 million in 2003, a decrease of $84 million from net income of $74 million in 2002. The $84 million decrease primarily resulted from a decrease in Latin America of $140 million, partially offset by increases in Asia of $24 million and in Mexico of $20 million. The $140 million decrease in Latin America was primarily driven by impairments of GPNs of $114 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million. The GPN impairment was the result of an Argentine government decree, which required the mandatory exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the assets were considered impaired and written down to fair market value based on prevailing market prices on the decree date. Certain GPNs, which were held in general accounts, were considered impaired through recognition as an insurance investment portfolio loss ($56 million). The impact of these items on the 2003 decline in income was partially offset by an Amparos charge recorded by the Company in 2002 relating to Siembra's voluntary annuity business in the amount of $21 million. See "Impact from Argentina's Economic Changes" and "Argentina" on pages 5 and 11, respectively, for further discussions of these actions. The $24 million increase in Asia was driven by the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, while the $20 million increase in Mexico was the result of higher business volumes and the impact of a lower tax rate.

        Operating expenses of $284 million in 2003 increased $145 million from 2002, driven by a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses. This change in presentation increased both revenues and operating expenses by $86 million. The remaining expense increase of $59 million was primarily the result of higher business volumes.

PRIVATE BANK

In millions of dollars	2003	2002
Revenues, net of interest expense	$1,995	$1,704
Operating expenses	1,183	1,007
Provision for credit losses	11	18

Income before taxes	801	679
Income taxes	250	216

Net income	$551	$463

Average assets (in billions of dollars)	$38	$29
Return on assets	1.45%	1.60%

Client business volumes under management (in billions of dollars)	$195	$170

        Private Bank reported net income of $551 million in 2003, up $88 million or 19% from 2002, primarily reflecting increased investment management and capital markets activity, lending activity, and a lower provision for credit losses, partially offset by higher expenses, reflecting incentive compensation expense associated with higher revenues and higher other employee-related costs, and the impact of narrowing interest rate spreads.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits, and loans, were $195 billion at the end of the year, up 15% from $170 billion in 2002, reflecting increases in other (principally custody) accounts of $12 billion, banking and fiduciary deposits of $7 billion, loans of $4 billion, and assets under fee-based management of $2 billion. Regionally, the increase primarily reflected growth in Asia of $8 billion, EMEA of $6 billion, and North America (including Mexico) of $6 billion. The regional disclosures contained herein are aligned with the Citicorp management structure and therefore the business in Mexico is reflected in the results of North America and is excluded from Latin America.

        Revenues, net of interest expense, were $1.995 billion in 2003, up $291 million or 17% from 2002, primarily driven by revenue increases from investment management and capital markets activity, lending and banking activities, partially offset by the impact of a narrowing of interest rate spreads. Investment management and capital markets activity includes client trading, management, performance and placement fees, and investment product fees. On a regional basis, the 2003 increase also reflected continued favorable trends in North America (including Mexico), up $103 million or 14% from 2002, primarily in lending, banking, and client trading activity. International revenues increased $188 million or 20% from 2002, primarily due to growth in Asia of $86 million or 28% (client trading and performance fees), Japan of $68 million or 34% (client trading and lending, primarily consisting of commercial real estate), Latin America of $27 million or 15% (client trading and management, placement and performance fees), and EMEA of $7 million or 3% (client trading and performance fees).

        Operating expenses of $1.183 billion in 2003 were up $176 million or 17% from 2002, primarily reflecting increased incentive compensation associated with higher revenues, higher other employee-related costs including severance, and increased salary and benefits costs due to a change in employee mix of front-end sales staff. The increase in employee-related expenses included costs relating to incremental repositioning efforts of $15 million, primarily related to EMEA. The increased expenses in North America (including Mexico) reflect the increased revenues in the region, with expenses up $43 million or 12% from 2002, driven by higher incentive compensation and the impact of the inclusion of Banamex into Private Bank results beginning in August 2002. International expenses increased $133 million or 20% from 2002, primarily due to higher employee-related costs, including incentive compensation, in Asia and Japan and higher severance costs in EMEA. The $133 million increase in operating expenses internationally was driven by increases in Asia of $50 million or 28%, EMEA of $43 million or 19%, Japan of $29 million or 26%, and Latin America of $11 million or 8%.

        The provision for credit losses was $11 million in 2003, down $7 million or 39% from 2002, primarily reflecting an improvement in credit experience in North America (including Mexico) and Asia, partially offset by higher net write-offs in Japan and Asia. Net credit losses in 2003 remained at a nominal level of 0.05% of average loans outstanding, compared with 0.05% in 2002. Loans 90 days or more past due at year-end 2003 were $121 million or 0.35% of total loans outstanding, compared with $174 million or 0.56% at the end of 2002.

        Average assets of $38 billion in 2003 increased $9 billion or 31% from $29 billion in 2002. The increase from the prior-year period was primarily related to increased lending activity (higher margin lending, mortgage financing and refinancing activity, and tailored loans) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

ASSET MANAGEMENT

In millions of dollars	2003	2002
Revenues, net of interest expense	$633	$658
Operating expenses	462	521

Income before taxes and minority interest	171	137
Income taxes	26	5
Minority interest, after-tax	11	—

Net income	$134	$132

Assets under management (in billions of dollars)(1)	$167	$162

(1)
Includes $33 billion and $31 billion in 2003 and 2002, respectively, for Private Bank clients.

        Asset Management offers institutional, high-net-worth, and retail clients a broad range of investment alternatives from investment centers located around the world and includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services businesses, other retirement services businesses in Latin America and an alternative investments business.

        Asset Management reported net income of $134 million in 2003, which was up $2 million or 2% compared to 2002, primarily reflecting lower expenses as a result of continued expense management, partially offset by a decline in the Latin America Retirement Services (LARS) business of $50 million. The $50 million decline in LARS from 2002 primarily reflected 2003 impairments of a Deferred Acquisition Cost (DAC) asset relating to the retirement services business in Argentina of $42 million and of Argentine GPNs of $9 million relating to the Exchange, as well as the impact of increased insurance costs on earned fees. See "Impact from Argentina's Economic Changes" and "Argentina" on pages 5 and 11, respectively, for a further discussion of these actions. An additional item impacting LARS was a loss incurred on the sale of an El Salvador retirement services business of $10 million, partially offset by the impact of less severe economic conditions in Argentina.

        Assets under management of $167 billion as of December 31, 2003, increased $5 billion or 3% from 2002.

        Revenues, net of interest expense, decreased $25 million or 4% to $633 million in 2003, primarily due to the impact of increased insurance costs on fees earned in a retirement services business in Argentina, the loss on sale of the El Salvador retirement services business, and $9 million relating to the Exchange in Argentina, partially offset by the absence of a prior-year pesification loss in Argentina and an increase related to certain assets consolidated under FIN 46. These consolidated assets incurred FX movements on the euro, creating $17 million of gains (offset in minority interest).

        Operating expenses of $462 million in 2003 declined $59 million or 11% from 2002, primarily reflecting continued expense management and the absence of 2002 first quarter restructuring charges in Argentina (LARS), for which the remaining reserve was released in 2003, partially offset by the DAC impairment in Argentina of $42 million.

        Minority interest, after-tax, of $11 million in 2003 was primarily due to the impact of consolidating certain assets under FIN 46.

GLOBAL INVESTMENT MANAGEMENT OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

        Life Insurance and Annuities—IIM leverages the distribution strength of Citigroup globally by manufacturing insurance linked to credit products as well as stand-alone indemnity and investment-related products. In the less-developed markets where populations are generally under-insured, increasing disposable income, pension reform, greater awareness of the benefits of insurance among the general population, and promotion of the insurance industry by local governments are expected to continue assisting IIM's growth. In mature but restructuring economies, such as Japan, IIM is capturing a share of the insurance market on products associated with the movement of savings from traditional products to new alternatives, including variable annuities. The growth of IIM is affected by the expansion of Citigroup's consumer business, including the volume of new loans and credit cards. It is also highly dependent on local regulations governing the cross-selling of insurance products to Citigroup customers and the evolution of consumer buying patterns. In Argentina, the potential impact from changes in economic conditions on the valuation of IIM's assets relative to liabilities will continue to be a key concern, including the impact of Argentine government actions on insurance contract liabilities in that country. For further information regarding the situation in Argentina, see the discussions in "Impact from Argentina's Economic Changes" and "Argentina" on pages 5 and 11, respectively.

        Private Bank—The strong performance of Private Bank in 2003 can be attributed to four major components: integrated client solutions, innovative product capabilities, a focus on key markets worldwide, and a leveraging of the global reach of Citigroup. These components have enabled Private Bank to offer top-tier capabilities and investment solutions to the wealthiest families around the world by drawing upon the vast resources of Citigroup's businesses.

        Private Bank is well-positioned to continue this growth in 2004. Consistent with Citigroup priorities, Private Bank will focus on new geographic markets including China, India, and South Korea; continue to build-out the investments business globally; maintain and expand a successful partnership with other Citigroup entities worldwide; and continue to deepen wallet share with existing clients. Private Bank expects its market-leading regions to continue their strong performance in 2004, in addition to a significant contribution from EMEA.

        Asset Management—The Asset Management business experienced relatively flat income in 2003. However, the assets under management increased as a result of improving equity markets and strong net flows.

        The global economic outlook and equity market levels will continue to affect the level of assets under management and revenues in the asset management businesses in the near-term, but underlying demand for asset management services remains strong. Overall, demographic trends remain favorable: aging populations and insufficient retirement savings will continue to drive growth in the industry across the retail/high-net-worth, institutional, and retirement services markets. Competition will continue to increase as open architecture distribution expands and major global financial services firms focus on opportunities in asset management.

        For 2004, the business will focus on leveraging the full breadth of its global investment capabilities, continuing to capture the economic value of Citigroup's global distribution network, expansion of third-party distribution in key geographies, and emphasis on penetration of the institutional pension segment.

        Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund and variable insurance product industries. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or our investment management businesses, and, if so, to what degree.

PROPRIETARY INVESTMENT ACTIVITIES

In millions of dollars	2003	2002
Revenues, net of interest expense	$791	$(91)
Operating expenses	282	211
Provision for credit losses	—	30

Income (loss) before taxes and minority interest	509	(332)
Income taxes (benefits)	178	(108)
Minority interest, after-tax	175	23

Net income (loss)	$156	$(247)

        Proprietary Investment Activities reported revenues, net of interest expense, of $791 million in 2003, up $882 million from 2002 primarily reflecting higher Private Equity results of $1.414 billion driven by higher net mark-to-market gains on public securities, higher net impairment/valuation revenues, higher fee revenues and lower funding costs, partially offset by lower Other Investment Activities revenues of $532 million. The decline in Other Investment Activities was driven by the absence of the 2002 gain on the sale of 399 Park Avenue of $527 million.

        Operating expenses of $282 million in 2003 increased $71 million from 2002, primarily reflecting increased expenses in Private Equity of $46 million and CAI of $33 million, driven by higher performance based compensation and business growth. The decrease in the provision for credit losses of $30 million from 2002 primarily relates to the absence of Private Equity loan write-offs that occurred in 2002.

        Minority interest, after-tax, of $175 million in 2003 increased $152 million from 2002, primarily due to the impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the Citigroup Venture Capital (CVC) Equity Partners Fund in 2003.

        See Note 4 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing on both a direct and indirect basis, including investments made by CVC Equity Partners Fund, to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001, and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citicorp co-invests in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Certain private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of December 31, 2003 and December 31, 2002, Private Equity included assets of $5.470 billion and $6.243 billion, respectively, with the portfolio invested in industrial, consumer goods, communication, and technology companies. The decline in the portfolio of $773 million primarily relates to sales of U.S. private and public equity investments, the impact of impairments, and the liquidation of the Banamex portfolio. On a regional basis as of December 31, 2003, Private Equity included assets of $2.395 billion in North America (including Mexico), $1.790 billion in EMEA, $961 million in Latin America, $317 million in Asia and $7 million in Japan. As of December 31, 2002, Private Equity included assets of $3.396 billion in North America (including Mexico), $1.391 billion in EMEA, $1.156 billion in Latin America, $295 million in Asia and $5 million in Japan.

        Revenues, net of interest expense for Private Equity are composed of the following:

In millions of dollars	2003	2002
Net realized gains (losses)(1)	$388	$180
Public mark-to-market	258	(209)
Net impairments/valuations(2)	(240)	(670)
Other(3)	257	(52)

Revenues, net of interest expense	$663	$(751)

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $663 million in 2003 increased $1.414 billion from 2002, primarily relating to higher net mark-to-market gains on public securities of $467 million, higher net impairment/valuation revenues of $430 million, higher other revenues of $309 million, and higher net realized gains on sales of investments of $208 million. The higher net mark-to-market gains on public securities primarily resulted from the improved equity market conditions that existed in 2003. The higher net impairment/valuation revenues were driven by higher net impairment/valuation revenues on emerging market investments, lower impairments on other private equity investments, and higher valuation revenues in 2003 from the recapitalization of certain private equity investments held within the CVC Equity Partners Fund. The higher net impairment/valuation revenues in emerging markets included $264 million in lower impairments in Argentina and lower other Latin America impairments, partially offset by lower revenues on the Opportunity fund investment of $210 million. Other revenues increased $309 million due to higher dividends and fees, largely the result of the recapitalization of certain Private Equity investments and from an investment that had an initial public offering, all of which are held within the CVC Equity Partners Fund, as well as the impact of lower funding costs. The increase in net realized gains on sales of investments of $208 million was driven by higher sales of venture capital and emerging market investments, including the liquidation of the remaining Banamex holdings.

        Other Investment Activities include CAI, various proprietary investments, including certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. As of December 31, 2003, Other Investment Activities included assets of $1.347 billion, including $911 million in hedge funds, the majority of which represents money managed for TPC, $365 million in the LDC Debt/Refinancing portfolios and $71 million in other assets. As of December 31, 2002, total assets of Other Investment Activities were $1.838 billion, including $1.120 billion in hedge funds, $579 million in the LDC Debt/ Refinancing portfolios, and $139 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

In millions of dollars	2003	2002
LDC Debt/Refinancing portfolios	$10	$14
Hedge fund investments	75	71
Other	43	575

Revenues, net of interest expense	$128	$660

        Revenues, net of interest expense, of $128 million in 2003, decreased $532 million from the prior year due to the absence of a $527 million gain in 2002 from the sale of 399 Park Avenue. The decline in LDC Debt/Refinancing portfolio revenues primarily resulted from lower interest earnings, as the portfolios are in run-off.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

CORPORATE/OTHER

In millions of dollars	2003	2002
Revenues, net of interest expense	$747	$796
Operating expenses	901	776
Provisions for benefits, claims, and credit losses	(5)	(14)

Income/(loss) before taxes and minority interest	(149)	34
Income tax benefits	(236)	(53)
Minority interest, after-tax	21	24

Net income	$66	$63

        Corporate/Other reported revenues, net of interest expense, of $747 million in 2003, which decreased $49 million from 2002, primarily due to lower net treasury results reflecting increased funding costs not allocated to the individual businesses, partially offset by higher intersegment eliminations.

        Operating expenses of $901 million in 2003 increased $125 million from 2002, primarily due to higher unallocated corporate costs and a $50 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, partially offset by lower intersegment eliminations. The increase in unallocated corporate costs included higher employee-related and legal costs. The Citigroup Foundation contributions had minimal impact on Citicorp's earnings after related tax benefits.

        The provisions for benefits, claims, and credit losses in 2003 and 2002 were primarily the result of intersegment eliminations. Income tax benefits of $236 million in 2003 included the impact of a tax reserve release of $200 million that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. Income tax benefits of $53 million in 2002 include the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off by Citigroup in the 2002 third quarter.

MANAGING GLOBAL RISK

        The Company's Global Risk Management process is consolidated within Citigroup's Global Risk Management process as summarized below and as described in more detail in Citigroup's 2003 Annual Report on Form 10-K under the section titled "Managing Global Risk."

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business.

        The risk management framework is grounded on the following principles, which apply universally across all businesses and all risk types:

  •
  Risk management is integrated within the business plan and strategy.

  •
  All risks and resulting returns are owned and managed by an accountable business unit.

  •
  All risks are managed within a limit framework; risk limits are endorsed by business management and approved by independent risk management.

  •
  All risk management policies are clearly and formally documented.

  •
  All risks are measured using defined methodologies, including stress testing.

  •
  All risks are comprehensively reported across the organization.

        The Citigroup Senior Risk Officer is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for managing, evaluating, and compensating the senior independent risk managers at the business level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are regularly reviewed with the independent business-level risk managers, the Citigroup senior business managers, and as appropriate, the Citigroup Board of Directors and Citicorp Board of Directors.

        The independent risk managers at the business level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring consistency with Citigroup standards. As noted above, the independent risk managers report directly to the Citigroup Senior Risk Office, however they remain accountable, on a day-to-day basis, for appropriately meeting and responding to the needs and issues of their business unit, and for overseeing the risks present.

        The following sections summarize the processes for managing credit, market, operational and country risks within Citigroup's major businesses.

CREDIT RISK MANAGEMENT PROCESS

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, securities transactions, settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

LOANS OUTSTANDING

In millions of dollars at year-end	2003	2002(1)	2001(1)	2000(1)	1999(1)
Consumer loans
In U.S. offices:
Mortgage and real estate	$129,507	$121,178	$80,099	$73,166	$59,376
Installment, revolving credit, and other	136,725	113,620	100,801	95,643	80,589
Lease financing	8,523	12,027	13,206	12,993	8,813

	274,755	246,825	194,106	181,802	148,778

In offices outside the U.S.:
Mortgage and real estate	28,743	26,564	28,688	24,988	24,808
Installment, revolving credit, and other	76,718	65,343	57,681	56,557	51,555
Lease financing	2,216	2,123	2,143	2,092	1,080

	107,677	94,030	88,512	83,637	77,443

	382,432	340,855	282,618	265,439	226,221
Unearned income	(2,500)	(3,174)	(4,644)	(5,390)	(5,426)

Consumer loans—net	379,932	337,681	277,974	260,049	220,795

Corporate loans
In U.S. offices:
Commercial and industrial	15,791	21,279	17,713	21,562	16,936
Lease financing	2,010	2,017	4,473	812	700
Mortgage and real estate	95	588	515	1,017	2,690

	17,896	23,884	22,701	23,391	20,326

In offices outside the U.S.:
Commercial and industrial	62,886	67,456	72,515	68,069	60,730
Mortgage and real estate	1,751	1,885	1,874	1,720	1,728
Loans to financial institutions	12,440	8,621	10,456	9,630	7,692
Lease financing	2,859	2,784	2,036	2,024	1,854
Governments and official institutions	1,496	3,081	4,033	1,952	3,250

	81,432	83,827	90,914	83,395	75,254

	99,328	107,711	113,615	106,786	95,580
Unearned income	(291)	(296)	(455)	(247)	(227)

Corporate loans—net	99,037	107,415	113,160	106,539	95,353

Total loans—net of unearned income	478,969	445,096	391,134	366,588	316,148
Allowance for credit losses—on drawn exposures	(12,643)	(11,101)	(9,688)	(8,561)	(8,453)

Total loans—net of unearned income and allowance for credit losses	$466,326	$433,995	$381,446	$358,027	$307,695

(1)
Reclassified to conform to the 2003 presentation.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

In millions of dollars at year-end	2003	2002(1)	2001(1)	2000(1)	1999(1)
Other real estate owned(2)
Consumer	$437	$495	$393	$366	$332
Corporate	59	53	103	187	198
Corporate/Other	—	—	—	—	6

Total other real estate owned	$496	$548	$496	$553	$536

Other repossessed assets(3)	$151	$230	$439	$292	$256

(1)
Reclassified to conform to the 2003 presentation.

(2)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(3)
Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2003	2002(1)	2001(1)	2000(1)	1999(1)
Allowance for credit losses at beginning of year	$11,101	$9,688	$8,561	$8,453	$8,196

Provision for credit losses
Consumer	7,316	7,714	5,947	4,997	4,410
Corporate	729	2,281	843	342	350

	8,045	9,995	6,790	5,339	4,760

Gross credit losses
Consumer(2)
In U.S. offices	5,783	5,826	4,991	3,827	3,176
In offices outside the U.S.	3,270	2,865	2,132	1,973	1,812
Corporate
Mortgage and real estate
In U.S. offices	—	5	13	10	59
In offices outside the U.S.	27	23	3	22	11
Governments and official institutions outside the U.S.	111	—	—	—	—
Loans to financial institutions
In U.S. offices	—	—	10	—	—
In offices outside the U.S.	13	4	—	—	11
Commercial and industrial
In U.S. offices	381	819	572	149	73
In offices outside the U.S.	939	1,018	557	277	466

	10,524	10,560	8,278	6,258	5,608

Credit recoveries
Consumer(2)
In U.S. offices	763	729	543	544	440
In offices outside the U.S.	735	510	423	404	359
Corporate(3)
Mortgage and real estate
In U.S. offices	—	1	1	9	12
In offices outside the U.S.	1	—	1	1	2
Governments and official institutions outside the U.S.	—	2	—	1	—
Loans to financial institutions in offices outside the U.S.	12	6	9	9	5
Commercial and industrial
In U.S. offices	33	147	154	27	16
In offices outside the U.S.	215	168	129	69	91

	1,759	1,563	1,260	1,064	925

Net credit losses
In U.S. offices	5,368	5,773	4,888	3,406	2,840
In offices outside the U.S.	3,397	3,224	2,130	1,788	1,843

	8,765	8,997	7,018	5,194	4,683

Other—net(4)	2,262	415	1,355	(37)	180

Allowance for credit losses at end of year	$12,643	$11,101	$9,688	$8,561	$8,453

Allowance for unfunded lending commitments(5)	600	567	450	450	450

Total allowance for loans, leases, and unfunded lending commitments	$13,243	$11,668	$10,138	$9,011	$8,903

Net consumer credit losses	$7,555	$7,452	$6,157	$4,852	$4,189
As a percentage of average consumer loans	2.22%	2.55%	2.33%	2.03%	2.03%

Net corporate credit losses	$1,210	$1,545	$861	$342	$494
As a percentage of average corporate loans	1.18%	1.45%	0.75%	0.35%	0.54%

(1)
Reclassified to conform to the 2003 presentation.

(2)
Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.

(3)
Amounts in 2003, 2002, and 2001 include $12 million (through the 2003 third quarter), $114 million and $52 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(4)
2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of the Sears credit card business. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. 2000 and 1999 include the addition of credit loss reserves related to other acquisitions. All periods also include the impact of foreign currency translation.

(5)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars at year end	2003	2002(1)	2001(1)	2000(1)	1999(1)
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(2)	$8	$64	$365	$108	$200
Other(5)	3,394	3,902	2,522	1,436	1,131

Total	$3,402	$3,966	$2,887	$1,544	$1,331

Corporate cash-basis loans(3)(5)
In U.S. offices	$623	$858	$678	$293	$184
In offices outside the U.S.	2,779	3,108	2,209	1,251	1,147

Total	$3,402	$3,966	$2,887	$1,544	$1,331

Corporate renegotiated loans(4)
In U.S. offices	$107	$115	$263	$305	$256
In offices outside the U.S.	33	55	74	94	56

Total	$140	$170	$337	$399	$312

Consumer loans on which accrual of interest had been suspended(5)
In U.S. offices	$3,127	$3,114	$3,101	$2,158	$1,933
In offices outside the U.S.	2,958	2,792	2,266	1,626	1,833

Total	$6,085	$5,906	$5,367	$3,784	$3,766

Accruing loans 90 or more days delinquent(6)(7)
In U.S. offices	$3,298	$2,639	$1,822	$1,247	$874
In offices outside the U.S.	576	447	776	385	452

Total	$3,874	$3,086	$2,598	$1,632	$1,326

(1)
Reclassified to conform to the 2003 presentation.

(2)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3)
Cash-basis loans for the Proprietary Investment Activities business was $18 million, $2 million, $2 million and $14 million for 2002, 2001, 2000 and 1999, respectively, which are included in Other Assets on the Consolidated Balance Sheet in 2003.

(4)
Includes corporate and commercial markets loans.

(5)
The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(6)
The December 31, 2003 balance includes the Sears and Home Depot data. The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(7)
Substantially comprised of consumer loans of which $1,643 million, $1,764 million, $920 million, $503 million, and $379 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

FOREGONE INTEREST REVENUE ON LOANS(1)

In millions of dollars	In U.S. offices	In non-U.S. offices	2003 Total
Interest revenue that would have been accrued at original contractual rates(2)	$342	$585	$927
Amount recognized as interest revenue(2)	45	145	190

Foregone interest revenue	$297	$440	$737

(1)
Relates to corporate cash-basis, renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2)
Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and foreign exchange impact in certain countries.

CONSUMER CREDIT RISK

        Within Global Consumer, business-specific credit risk policies and procedures are derived from the following risk management framework:

  •
  Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities.

  •
  Senior Business Managers are responsible for managing risk/return tradeoffs in their business.

  •
  Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices.

  •
  Approval policies for a product or business are tailored to internal audit ratings, profitability, and credit risk management performance.

  •
  Independent credit risk management is responsible for establishing the Global Consumer Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

CONSUMER PORTFOLIO REVIEW

        Citicorp's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 79% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 72% originated in the United States and 28% originated from offices outside the United States. Mortgage and real estate loans constitute 41% of the total consumer loan portfolio; and installment, revolving credit and other consumer loans and leases constitute 59% of the portfolio.

        In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The specific write-off criteria is set according to loan product and country (see Note 1 to the Consolidated Financial Statements).

        Commercial Markets, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Markets loans, which comprise 11% of the total consumer loan portfolio, are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Commercial Markets non-accrual loans are not strictly determined on a delinquency basis; therefore, they have been presented as a separate component in the consumer credit disclosures.

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 14 and Note 9 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)		Average Loans
					Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions Product View:
	2003	2003	2002(2)	2003	2003	2002(2)
Cards	$158.4	$3,392	$2,397	$130.5	$7,694	$7,169
Ratio		2.14%	1.84%		5.90%	5.93%
North America Cards	143.7	3,133	2,185	118.0	7,171	6,669
Ratio		2.18%	1.85%		6.08%	6.05%
International Cards	14.7	259	212	12.5	523	500
Ratio		1.76%	1.78%		4.19%	4.68%
Consumer Finance	94.1	2,221	2,197	90.7	3,517	3,026
Ratio		2.36%	2.48%		3.88%	3.69%
North America Consumer Finance	72.6	1,683	1,786	69.9	2,059	1,865
Ratio		2.32%	2.64%		2.94%	3.00%
International Consumer Finance	21.5	538	411	20.8	1,458	1,161
Ratio		2.50%	1.98%		7.02%	5.88%
Retail Banking	123.9	3,802	3,647	116.7	614	644
Ratio		3.07%	3.18%		0.52%	0.71%
North America Retail Banking	88.5	2,299	2,419	83.4	139	268
Ratio		2.60%	2.90%		0.17%	0.45%
International Retail Banking	35.4	1,503	1,228	33.3	475	376
Ratio		4.24%	3.91%		1.42%	1.20%
Private Bank(3)	34.8	121	174	33.1	18	14
Ratio		0.35%	0.56%		0.05%	0.05%
Other Consumer	0.9	—	1	1.0	—	10

Managed loans (excluding Commercial Markets)(4)	$412.1	$9,536	$8,416	$372.0	$11,843	$10,863
Ratio		2.31%	2.30%		3.18%	3.36%

Securitized receivables (all in North America Cards)	(76.1)	(1,421)	(1,285)	(71.4)	(4,529)	(3,760)
Credit card receivables held-for-sale(5)	—	—	(121)	(3.2)	(221)	(363)

On-balance sheet loans (excluding Commercial Markets)	$336.0	$8,115	$7,010	$297.4	$7,093	$6,740
Ratio		2.42%	2.40%		2.38%	2.67%

		Cash-Basis Loans			Net Credit Losses
Commercial Markets Groups(6)	$39.9	$1,350	$1,299	$42.2	$462	$712
Ratio		3.38%	2.90%		1.09%	1.76%

Total Consumer Loans(7)	$375.9			$339.6	7,555	7,452

Regional View:
North America (excluding Mexico)	$317.8	$6,794	$6,135	$284.8	$9,322	$8,623
Ratio		2.14%	2.18%		3.27%	3.55%
Mexico	6.9	388	355	6.7	55	195
Ratio		5.65%	5.43%		0.82%	2.85%
EMEA	34.0	1,669	1,253	30.3	617	440
Ratio		4.90%	4.47%		2.04%	1.77%
Japan	17.4	355	258	16.8	1,331	1,035
Ratio		2.04%	1.46%		7.91%	5.71%
Asia (excluding Japan)	33.1	286	340	30.5	398	393
Ratio		0.86%	1.19%		1.30%	1.42%
Latin America	2.9	44	75	2.9	120	177
Ratio		1.50%	2.48%		4.10%	5.08%

Managed loans (excluding Commercial Markets)(4)	$412.1	$9,536	$8,416	$372.0	$11,843	$10,863
Ratio		2.31%	2.30%		3.18%	3.36%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Reclassified to conform to the 2003 presentation.

(3)
Private Bank results are reported as part of the Global Investment Management segment.

(4)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 30.

(5)
Included within Other Assets on the Consolidated Balance Sheet.

(6)
Includes CitiCapital collateral-dependent loans.

(7)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $2 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period		Average Loans
In billions of dollars
	2003	2002(1)	2003	2002(1)
Total managed(2) (including Commercial Markets)	$452.0	$410.3	$414.2	$364.1
Securitized receivables (all in North America Cards)	(76.1)	(67.1)	(71.4)	(65.2)
Credit card receivables held-for-sale(3)	—	(6.5)	(3.2)	(6.5)

On-balance sheet(4) (including Commercial Markets)	$375.9	$336.7	$339.6	$292.4

(1)
Reclassified to conform to the 2003 presentation in the Consumer Credit table.

(2)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 30.

(3)
Included within Other Assets on the Consolidated Balance Sheet.

(4)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $2 billion, respectively, for 2003 and approximately $1 billion and $1 billion, respectively, for 2002, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $9.536 billion or 2.31% of loans at December 31, 2003, compared to $8.416 billion or 2.30% at December 31, 2002. Total cash-basis loans in Commercial Markets were $1.350 billion or 3.38% of loans at December 31, 2003, compared to $1.299 billion or 2.90% at December 31, 2002. Total managed net credit losses (excluding Commercial Markets) in 2003 were $11.843 billion and the related loss ratio was 3.18%, compared to $10.863 billion and 3.36% in 2002. In Commercial Markets, total net credit losses were $462 million and the related loss ratio was 1.09% in 2003, compared to $712 million and 1.76% in 2002. For a discussion of trends by business, see business discussions on pages 14 to 18 and page 22.

        Citicorp's total allowance for loans, leases and corporate lending commitments of $13.243 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $9.088 billion at December 31, 2003 and $7.021 billion at December 31, 2002. The increase in the allowance for credit losses from 2002 was primarily due to an addition of $2.1 billion associated with the acquisition of Sears and the impact of foreign currency translation, partially offset by the write-off of Argentine compensation notes in the 2003 third quarter. During the year, the impact of improved credit conditions in North America and Latin America, mainly in Argentina which also experienced a decline in loan volumes, was partially offset by increases in the allowance for credit losses attributable to credit conditions in Germany and Japan.

        On-balance sheet consumer loans of $375.9 billion increased $39.2 billion or 12% from December 31, 2002, primarily driven by the additions of the Sears and Home Depot portfolios, combined with the impact of strengthening currencies and growth in mortgage and other real-estate-secured loans in Consumer Assets, Consumer Finance and Private Bank. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Loans in Japan declined in 2003, as a high level of charge-offs and pay-downs were combined with reduced loan demand in the Consumer Finance portfolio. In CitiCapital, loans declined in 2003, reflecting the liquidation of non-core portfolios including a decline of approximately $1.2 billion resulting from the 2003 sale of the CitiCapital Fleet Services portfolio.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. Net credit losses are expected to increase from 2003 due to the inclusion of a full year's credit losses for acquired portfolios. Credit loss ratios in North America Cards are expected to increase due to the integration of the Sears and Home Depot portfolios, including the impact of conforming to Citigroup and FFIEC guidelines. Excluding the impact of Sears and Home Depot, management expects that 2004 consumer credit loss rates will be comparable to 2003. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

CORPORATE CREDIT RISK

        For corporate clients across the organization, the credit process is grounded in a series of fundamental policies, including:

  •
  Ultimate business accountability for managing credit risks;

  •
  Joint business and independent risk management responsibility for establishing limits and risk management practices;

  •
  Single center of control for each credit relationship that coordinates credit activities with that client, directly approves or co-approves all extensions of credit to that client, reviews aggregate exposures, and ensures compliance with exposure limits;

  •
  Portfolio limits, including obligor limits by risk rating and by maturity, to ensure diversification and maintain risk/capital alignment;

  •
  A minimum two-authorized credit officer-signature requirement on extensions of credit—one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management;

  •
  Uniform risk measurement standards, including risk ratings, which must be assigned to every obligor and facility in accordance with Citigroup standards; and

  •
  Consistent standards for credit origination, measurement and documentation, as well as problem recognition, classification and remedial action.

        These policies apply universally across corporate clients. Businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may only do so under a Credit Program that has been approved by independent credit risk management. In all cases, the above policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

        The following tables present Corporate Credit Risk details excluding related party credit exposures.

        The following table presents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2003. The corporate portfolio is broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

In billions of dollars	Within 1 Year	Greater than 1 Year but Within 5	Greater than 5 Years	Total Exposure
Direct outstandings	$136	$37	$11	$184
Unfunded commitments	138	70	10	218

Total	$274	$107	$21	$402

Portfolio Mix

        The corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings and unfunded commitments by region:

	Dec. 31, 2003	Dec. 31, 2002
North America	43%	43%
EMEA	29%	27%
Japan	3%	4%
Asia	13%	13%
Latin America	5%	6%
Mexico	7%	7%

Total	100%	100%

        It is corporate credit policy to maintain accurate and consistent risk ratings across the corporate credit portfolio. This facilitates the comparison of credit exposures across all lines of business, geographic region and product. All internal risk ratings must be derived in accordance with the Corporate Risk Rating Policy. Any exception to the policy must be approved by the Citigroup Senior Risk Officer. The Corporate Risk Rating Policy establishes standards for the derivation of obligor and facility risk ratings that are generally consistent with the approaches used by the major rating agencies.

        Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived primarily through the use of statistical models which are validated periodically, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given-default of the facility such as parent support, collateral, or structure.

        Internal obligor ratings equivalent to BBB and above are considered investment-grade. Ratings below the equivalent of BBB are considered non-investment-grade.

        The following table presents the corporate credit portfolio by facility risk rating at December 31, 2003 and 2002, as a percentage of the total portfolio:

	Direct Outstandings and Unfunded Commitments
	2003	2002
AAA/AA/A	53%	52%
BBB	26%	24%
BB/B	16%	20%
CCC or below	2%	2%
Unrated	3%	2%

	100%	100%

        The corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct Outstandings and Unfunded Commitments
	2003	2002
Government and central banks	14%	13%
Other financial institutions	8%	8%
Banks	6%	6%
Insurance	5%	5%
Investment banks	5%	3%
Utilities	4%	5%
Agricultural and food preparation	4%	4%
Telephone and cable	4%	4%
Petroleum	3%	3%
Industrial machinery and equipment	3%	3%
Autos	3%	2%
Freight transportation	2%	2%
Global information technology	2%	3%
Chemicals	2%	2%
Metals	2%	2%
Other industries(1)	33%	35%

Total	100%	100%

(1)
Includes all other industries, none of which exceeds 2% of total outstandings.

GLOBAL CORPORATE PORTFOLIO REVIEW

        Corporate loans are identified as impaired and placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value, less disposal costs.

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	2003	2002(1)
Corporate cash-basis loans(2)
Capital Markets and Banking	$3,246	$3,394
Transaction Services	156	572

Total corporate cash-basis loans	$3,402	$3,966

Net credit losses
Capital Markets and Banking	$1,190	$1,349
Transaction Services	23	165
Investment Activities(3)	(3)	31

Total net credit losses	$1,210	$1,545

Corporate allowance for credit losses	$3,555	$4,080
Corporate allowance for credit losses on unfunded lending commitments(4)	600	567

Total corporate allowance for loans, leases and unfunded lending commitments	$4,155	$4,647

As a percentage of total corporate loans(5)	3.59%	3.80%

(1)
Reclassified to conform to the 2003 presentation.

(2)
Cash-basis loans for the Proprietary Investment Activities business were $18 million for 2002, which are included in Other Assets on the Consolidated Balance Sheet in 2003.

(3)
Investment Activities results are reported in the Proprietary Investment Activities segment.

(4)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(5)
Does not include the allowance for unfunded lending commitments.

        Corporate cash-basis loans were $3.402 billion and $3.966 billion at December 31, 2003 and 2002, respectively. Cash-basis loans decreased $564 million from December 31, 2002 due to a $416 million decrease in Transaction Services and a $148 million decrease in Capital Markets and Banking. Transaction Services decreased primarily due to a reclassification of cash-basis loans ($248 million) in Mexico to Capital Markets and Banking and charge-offs in Argentina and Poland. Capital Markets and Banking decreased primarily due to decreases to corporate borrowers in Argentina and New Zealand, as well as reductions in the telecommunications industry, partially offset by the reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services and increases on exposure to a single European counterparty and the energy industry.

        Total corporate Other Real Estate Owned (OREO) was $59 million and $53 million at December 31, 2003 and 2002, respectively.

        Total corporate loans outstanding at December 31, 2003 were $99 billion as compared to $107 billion at December 31, 2002.

        Total corporate net credit losses of $1,210 million in 2003 decreased $335 million compared to 2002, primarily due to the absence of prior-year net credit losses for Argentina and exposures in the energy and telecommunications industries, reflecting improvements in the overall credit environment, partially offset by $345 million of credit losses related to exposure to a single European counterparty and credit losses to corporate borrowers in Poland.

        Citicorp's allowance for credit losses for loans, leases and lending commitments of $13.243 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the corporate portfolio was $4.155 billion at December 31, 2003, compared to $4.647 billion at December 31, 2002. The allowance attributed to corporate loans and leases as a percentage of corporate loans was 3.59% at December 31, 2003, as compared to 3.80% at December 31, 2002. The $492 million decrease in the total allowance at December 31, 2003 from December 31, 2002 primarily reflects reserve releases of $300 million due to continued improvement in the portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve from 2003 levels reflecting improving global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

LOAN MATURITIES AND SENSITIVITY
TO CHANGES IN INTEREST RATES

In millions of dollars at year-end	Due Within 1 Year	Over 1 Year but Within 5 Years	Over 5 Years	Total
Maturities of the gross corporate loan portfolio
In U.S. offices
Commercial and Industrial loans	$6,502	$7,063	$2,226	$15,791
Mortgage and real estate	37	44	14	95
Lease financing	783	934	293	2,010
In offices outside the U.S.	52,411	25,304	3,717	81,432

Total corporate loan Portfolio	$59,733	$33,345	$6,250	$99,328

Sensitivity of loans due after one year to changes in interest rates(1)
Loans at predetermined interest rates		$7,375	$2,550
Loans at floating or adjustable interest rates		25,970	3,700

Total		$33,345	$6,250

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

        Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored, and reported to ensure transparency in risk-taking activities and integrity in risk reports. In all cases, the businesses are ultimately responsible for the market risks that they take and for remaining within their defined limits.

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section on page 40. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-trading Portfolios, as well as in Trading Portfolios.

Non-Trading Portfolios

        Citicorp's market risk management process for its non-trading portfolios is consolidated within Citigroup's market risk management process as described below. During the second quarter of 2003, Citigroup implemented a revised market risk management policy for its non-trading portfolios. Under this policy, there is a uniform set of standards for defining, measuring, limiting and reporting market risk in non-trading portfolios in order to ensure consistency across businesses, stability in methodologies and transparency of risk.

        Price risk in non-trading portfolios is measured predominantly through Interest Rate Exposure and factor sensitivity techniques. These techniques are supplemented with additional measurements, including stress testing the impact on earnings and equity for non-linear interest rate movements, and analysis of portfolio duration, basis risk, spread risk, volatility risk, and cost-to-close.

        Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments that are designated and effective as hedges. The utilization of derivatives is determined based on changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities.

        Interest Rate Exposure is the primary corporate-wide method for measuring price risk in Citigroup's non-trading portfolios. Interest Rate Exposure measures the pretax earnings impact of specified upward and downward instantaneous parallel 50, 100, and 200 basis point shifts in the individual currency yield curve assuming a static portfolio. Citigroup measures this impact over one-year, five-year, and ten-year time horizons under business-as-usual conditions.

        The Interest Rate Exposure is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. Citigroup aggregates its Interest Rate Exposure on a daily basis by business, geography, and currency.

        The following table illustrates the impact to Citicorp's pretax earnings over a one-year and five-year time horizon from a 100 basis point increase and a 100 basis point decrease in the yield curves applicable to the U.S. dollar and Mexican peso.

Citicorp Interest Rate Exposure (Impact on Pretax Earnings)

	December 31, 2003		December 31, 2002
In millions of dollars
	Increase	Decrease	Increase	Decrease
U.S. dollar
Twelve months and less	$(763)	$237	$(781)	$927
Discounted five year	$965	$(3,126)	$(7)	$254

Mexican peso(1)
Twelve months and less	$55	$(55)	$34	$(34)
Discounted five year	$226	$(226)	$11	$(11)

(1)
Mexican peso amounts as of December 31, 2002 have been restated from a statistical equivalent basis to a 100 basis point change in interest rates.

        The change in U.S. dollar Interest Rate Exposure from the prior year reflects changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, as well as Citigroup's view of prevailing interest rates.

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

        Factor sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in most cases, limited, for all relevant risks taken in a trading portfolio.

        Value-at-risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The value-at-risk method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors. Citicorp's value-at-risk is based on the volatilities of, and correlations between, approximately 100,000 market risk factors, including factors that track the specific issuer risk in debt and equity securities.

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

        Risk capital for market risk in trading portfolios is based on an annualized value-at-risk figure, with adjustments for unused limit capacity and intra-day trading activity.

        Citicorp periodically performs extensive back-testing of many hypothetical test portfolios as one check on the accuracy of its Value-at-Risk. Back-testing is the process in which the ex-ante daily Value-at-Risk of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back-testing is conducted to ascertain if in fact we are measuring potential market loss at the 99% confidence level. A daily trading loss in excess of a 99% confidence level Value-at-Risk should occur on average only 1% of the time. In all cases, thus far, Citicorp's VAR has met this requirement.

        New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $42 million at December 31, 2003 and $40 million at December 31, 2002. Daily exposures averaged $39 million in 2003 and ranged from $25 million to $56 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2003 and 2002, along with the averages:

In millions of dollars	Dec. 31, 2003	2003 Average	Dec. 31, 2002	2002 Average
Interest rate	$36	$33	$31	$29
Foreign exchange	11	21	24	15
Equity	19	13	5	9
Commodity	9	4	3	4
Covariance adjustment	(33)	(32)	(23)	(22)

Total	$42	$39	$40	$35

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2003 and 2002:

	2003		2002
In millions of dollars
	Low	High	Low	High
Interest rate	$20	$55	$15	$59
Foreign exchange	8	34	7	32
Equity	5	32	4	18
Commodity	1	20	1	7

OPERATIONAL RISK MANAGEMENT PROCESS

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputation and franchise risks associated with business practices or market conduct that Citigroup may undertake with respect to activities in a fiduciary role, as principal, as well as agent, or through a special-purpose vehicle.

        The management of operational risk is continuing to evolve into a distinct discipline with its own risk management structure, tools, and process, much like credit and market risk. The Citigroup Operational Risk Policy (the Policy) codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, test, and report operational risks in a consistent manner across Citigroup. The Policy requires each business to identify its operational risks and establish controls for those risks to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses report their operational risk losses in accordance with Policy definitions into a standardized database.

        Citigroup's operational risk framework includes the following core operational risk principles, which apply to all of Citigroup's businesses (certain newly acquired businesses are granted temporary exemptions to this policy):

  •
  Senior Business Managers are accountable for managing Operational Risk.

  •
  Citigroup has a system of checks and balances in place for operational risk management including:

  —
  an independent operational risk oversight function, reporting to the Citigroup Senior Risk Officer

  —
  a formal governance structure established by the Citigroup Controller and Chief Accounting Officer, jointly with the Head of Operational Risk for Citigroup, to provide direction, oversight, and monitoring of Citigroup's Risk and Control Self-Assessment (RCSA) programs

  —
  an independent Audit and Risk Review function

  •
  Each major Citigroup business segment must have approved business-specific policies and procedures for managing operational risk including risk identification, mitigation, monitoring, measurement, and reporting, as well as processes for ensuring compliance with corporate policies and applicable laws and regulations.

        The operational risk framework including the Policy and its requirements facilitates the aggregation of operational risks across products and businesses and promotes effective communication of those risks to management. Information about the businesses' operational risks and losses is reported regularly to the Citigroup Risk Management Committee and to the Citigroup Board of Directors. This includes information about the allocation of Risk Capital for operational risk to each business. Risk Capital is calculated based on an estimate of the operational loss potential for each major line of business adjusted for the quality of its control environment. Citigroup's methodologies for calculating capital continue to evolve to accommodate use of the increasing amounts of data that are becoming available as a product of the operational risk framework. Citigroup's operational risk framework facilitates the Citigroup's response to the requirements of emerging regulatory guidance on operational risk, including those related to Basel 2 capital calculations.

Risk and Control Self-Assessment

        During 2003, a formal governance structure was established to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The Policy was amended to incorporate standards for risk and control self-assessment that are applicable to all businesses and to establish RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. RCSA is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, FDICIA or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to senior management and the Audit Committee. Beginning in 2004, the entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of Citigroup's Board of Directors.

Information Security and Continuity of Business

        In October 2003, Citigroup formed an Executive Council of senior business managers to oversee information security and continuity of business policy and implementation. These are important issues for Citigroup and the entire industry in light of the risk environment. Significant upgrades to Citigroup's processes are continuing.

        The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance. The Citigroup Information Security Office conducted an end-to-end review of company-wide risk management processes for mitigating, monitoring, and responding to information security risk.

        Citigroup mitigates business continuity risks by its long-standing practice of annual testing and review of recovery procedures by business units. The Citigroup Office of Business Continuity and the Global Continuity of Business Committee oversee this broad program area. Together, these groups issued a corporate-wide Continuity of Business policy effective January 2003 to improve consistency in contingency planning standards across Citigroup.

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

        Investments in and funding of local franchises represent the excess of local country assets over local country liabilities. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citicorp domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citicorp domiciled in the country, for which no cross-border guarantee is issued by Citigroup offices outside the country.

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	December 31, 2003								December 31, 2002
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments(2)
Germany	$6.0	$2.2	$1.9	$10.1	$8.8	$4.7	$14.8	$9.6	$11.9	$8.5
Italy	0.4	9.2	1.1	10.7	10.5	1.5	12.2	2.2	8.4	1.6
Canada	1.0	0.1	1.5	2.6	2.4	5.6	8.2	1.7	5.1	1.9
Australia	0.9	—	1.5	2.4	2.3	5.2	7.6	0.1	3.5	0.2
Mexico	—	2.4	3.9	6.3	2.3	0.9	7.2	0.5	8.8	0.5
United Kingdom	1.8	—	3.4	5.2	3.9	—	5.2	16.9	4.1	19.2
Brazil	0.5	0.1	2.5	3.1	1.7	1.9	5.0	0.1	7.5	—

(1)
Included in total cross-border claims on third parties.

(2)
Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Citicorp's capital management framework is designed to ensure the capital position and ratios of Citicorp and its subsidiaries are consistent with the Company's risk profile, all applicable regulatory standards or guidelines, and external ratings considerations. The capital management process embodies centralized senior management oversight and ongoing review at the entity and country level as applicable.

        The capital plans, forecasts, and positions of Citicorp and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citicorp's Chairman, Chief Executive Officer and President, Chief Financial Officer, Treasurer, Senior Risk Officer and several other senior officers of Citicorp and Citigroup.

        The Finance and Capital Committee's capital management responsibilities include: determination of the overall financial structure of Citigroup and its principal subsidiaries, including debt/equity ratios and asset growth guidelines; ensuring appropriate actions are taken to maintain capital adequacy for Citigroup and its regulated entities; determination and monitoring of hedging of capital and foreign exchange translation risk associated with non-dollar earnings; and review and recommendation of Citigroup share repurchase levels and dividends on common and preferred stock. The Finance and Capital Committee establishes applicable capital targets for Citigroup on a consolidated basis and for significant subsidiaries, including Citicorp. These targets exceed applicable regulatory standards.

        Citicorp is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unfunded loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement. To be "well-capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 3%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

        As noted in the table below, Citicorp maintained a well-capitalized position during 2003. In addition, the Tier 1 capital ratio at December 31, 2003 was above Citicorp's target range of 8.00% to 8.30%. Also see Note 15 to the Consolidated Financial Statements.

Citicorp Regulatory Capital Ratios

At year-end	2003	2002
Tier 1 capital	8.44%	8.11%
Total capital (Tier 1 and Tier 2)	12.68%	12.31%
Leverage(1)	6.70%	6.82%
Common stockholders' equity	9.97%	10.11%

(1)
Tier 1 capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year-end	2003	2002
Tier 1 capital
Common stockholder's equity	$81,794	$73,540
Qualifying mandatorily redeemable securities of subsidiary trusts	840	1,095
Minority interest	1,225	1,275
Less: Net unrealized gains on securities available-for-sale(1)	(948)	(814)
Accumulated net gains on cash flow hedges, net of tax	(879)	(1,454)
Intangible assets:(2)
Goodwill	(25,302)	(24,683)
Other disallowed intangible assets	(5,837)	(3,407)
Other	(222)	(270)

Total Tier 1 capital	50,671	45,282

Tier 2 capital
Allowance for credit losses(3)	7,700	7,183
Qualifying debt(4)	17,709	16,208
Unrealized marketable equity securities gains(1)	73	26

Total Tier 2 capital	25,482	23,417

Total capital (Tier 1 and Tier 2)	$76,153	$68,699

Risk-adjusted assets(5)	$600,554	$558,035

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

(2)
The increase in intangible assets is primarily due to the acquisition of the Sears credit card portfolio in November 2003.

(3)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(4)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 capital.

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $32.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2003, compared to $25.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $10.2 billion and $6.3 billion at December 31, 2003 and 2002, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        The net increase in stockholder's equity during 2003 primarily reflects net income of $13.5 billion and employee benefits and other activity of $0.2 billion, partially offset by dividends paid of $4.2 billion and net changes in equity from nonowner sources of $1.3 billion. The decrease in the stockholder's equity ratio during the year reflected the above items and the 13% increase in assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 capital, at December 31, 2003 and December 31, 2002 were $0.840 billion and $1.095 billion, respectively. Interest expense on the trust securities amounted to $72 million and $76 million in 2003 and 2002, respectively. The Company continues to consolidate issuer trusts under FIN 46. When FIN 46-R becomes effective in the first quarter of 2004, deconsolidation of the subsidiary trusts will be required. The Company is currently exploring restructuring alternatives to meet the new requirements for continued consolidation. Although the FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities' qualifying for Tier 2 capital rather than Tier 1 capital. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47. If Tier 2 capital treatment had been required at December 31, 2003, Citicorp would have continued to be "well-capitalized" and its Tier 1 capital ratio would have been within management's targeted range of 8.00% to 8.30%.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At December 31, 2003, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

At year-end	2003	2002
Tier 1 capital	8.40%	8.40%
Total capital (Tier 1 and Tier 2)	12.56%	12.58%
Leverage(1)	6.57%	7.00%
Common stockholder's equity	7.56%	7.89%

(1)
Tier 1 capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars at year-end	2003	2002
Tier 1 capital	$35.9	$33.4
Total capital (Tier 1 and Tier 2)	$53.7	$50.0

        Citibank's net income for 2003 amounted to $7.9 billion. During 2003, Citibank paid dividends of $6.0 billion to Citicorp (Citibank's parent company).

        During 2003, Citibank issued an additional $0.8 billion of subordinated notes to Citicorp that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citicorp that were outstanding at December 31, 2003 and included in Citibank's Tier 2 capital amounted to $12.3 billion.

Capital Securities Issuance and Redemptions

        While Citicorp is a separately rated company, it did not access external markets for any long-term debt or equity issuance in 2003. On October 3, 2003, Citicorp redeemed for cash all of the $225 million trust preferred securities of Citicorp Capital III.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of Pillar 1 of the New Accord, including the rules for recognizing credit risk mitigation techniques, and the Basel Committee has subsequently published changes for the capital treatment of expected and unexpected credit losses, the treatment of securitization-related exposures, and principles for the cross-border implementation of the advanced measurement approaches (AMA) for operational risk requirements. The Basel Committee also clarified the implementation of the supervisory review of capital adequacy (Pillar 2 of the New Accord). Additionally, the Basel Committee has committed to revisiting the treatment of retail credit exposures by their next meeting. The Basel Committee's next scheduled meeting is in May 2004, where working groups will make recommendations on outstanding issues and the Basel Committee will address the calibration of capital requirements under Pillar 1. The Basel Committee intends to finalize the New Accord by mid-year 2004. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citigroup and Citicorp are assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative. The U.S. banking regulators have proposed an effective date of January 1, 2007 for the New Accord.

        In January 2003, FASB issued accounting guidance in FIN 46 (which was subsequently amended in December 2003) which requires the consolidation of certain types of special-purpose vehicles that previously were recorded as off-balance sheet exposures. Although FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citicorp has elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46-R will be adopted in the first quarter of 2004. The impact of this early implementation was not material to the capital ratios of Citicorp. On September 12, 2003, the federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule is effective only for reporting periods ending September 30, 2003, December 31, 2003, and March 31, 2004. A final rule is expected to be published in the first quarter of 2004. The impact of adopting the interim rule did not have a material impact on the capital ratios of Citicorp.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

LIQUIDITY

Management of Liquidity

        Citicorp's liquidity risk management process is consolidated within Citigroup's liquidity risk management process as described below. Management of liquidity at Citigroup is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury.

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global ALCO undertakes this oversight responsibility. The Global ALCO functions as an oversight forum comprised of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate

Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries, including Citicorp, and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the independent Senior Treasury Risk Officer. The funding and liquidity plan includes analysis of the balance sheet as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

        Liquidity limits establish boundaries for potential market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or net providers of liquidity.

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include measures of long-term liabilities and capital against illiquid assets—"cash capital", liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For Citigroup and Citicorp, on a combined basis at the holding company level, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. The scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a menu of alternatives that can be utilized by the Corporate Treasurer in a liquidity event.

        On a combined basis at the holding company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain "cash capital," defined as core deposits, long-term liabilities, and capital, in excess of their illiquid assets.

Funding

        As a financial holding company, substantially all of Citicorp's net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citicorp, primarily in the form of dividends. Certain subsidiaries' dividend paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating agency requirements that also impact their capitalization levels.

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

        Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2004, without regulatory approval, of approximately $4.3 billion, adjusted by the effect of their net income (loss) for 2004 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $2.4 billion of the available $4.3 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

        Citicorp's assets and liabilities, which are principally held through its bank and nonbank subsidiaries, are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

        Primary sources of liquidity for Citicorp and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citicorp and its principal subsidiaries also generate funds through securitizing financial assets including credit card receivables and single-family or multi-family residences. Finally, Citicorp's net earnings provide a significant source of funding to the corporation.

        Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent company and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $478 billion. Citicorp's deposits represent 59% of total funding at December 31, 2003 and 60% of total funding at December 31, 2002. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Asset securitization programs remain an important source of liquidity. Loans securitized and sold during 2003 included $20.0 billion of U.S. credit cards and $65.9 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2003, the scheduled amortization of certain credit card securitization transactions made available $11.9 billion of new receivables. In addition, at least $18.2 billion of credit card securitization transactions are scheduled to amortize during 2004.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. While Citicorp is a separately rated entity, it did not access external markets for any long-term debt or equity issuance in 2003. Citicorp continues to issue commercial paper and other short-term debt instruments within board-established limits and certain management guidelines. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company. Citicorp has guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper. See Note 10 of the Consolidated Financial Statements for outstandings under the Citicorp commercial paper program.

        Some of Citicorp's affiliates have credit facilities outstanding. Details of these facilities can be found in Notes 10 and 26 of the Consolidated Financial Statements.

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

        Citicorp uses its liquidity to service debt obligations, to pay dividends to its parent, to support organic growth, and to fund acquisitions. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates.

Contractual Obligations

        The following table includes aggregated information about Citicorp's contractual obligations. These contractual obligations impact the Company's short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company's consolidated long-term debt, operating leases and other long-term liabilities reported on the Company's Consolidated Balance Sheet at December 31, 2003. The Company's capital lease obligations are not material and are included within purchase obligations in the table. Citicorp's contractual obligations include agreements to purchase businesses and other purchase obligations that are enforceable and legally binding on the Company. For the purposes of the table below, purchase obligations are included through the termination date specified in the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company's obligations without regard to such termination clauses (unless actual notice of the Company's intention to terminate the agreement has been communicated to the counterparty).

        In the table below, other liabilities reflected on the Company's Consolidated Balance Sheet includes obligations for goods and services which have already been received as well as other long-term liabilities that have already been incurred and will ultimately be paid in cash. The table excludes deposit liabilities, except for deposits with defined maturities, as the timing of account holder withdrawals is not certain.

        Citicorp employees participate in the Citigroup Pension Plan. Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations. At December 31, 2003, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plans. For the non-U.S. plans, Citigroup discretionary contributions in 2004 are anticipated to be approximately $129 million and this amount has been included within other purchase obligations in the table below. The estimated pension plan contributions are subject to change since contribution decisions are affected by various factors such as market performance, regulatory and legal requirements, and management's ability to change funding policy. For additional information regarding the Company's retirement benefit obligations see Note 17 to the Consolidated Financial Statements.

	Contractual obligations by year
In millions of dollars
	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations(1)	$11,128	$11,395	$15,140	$8,049	$6,548	$49,974
Operating lease obligations	660	576	483	296	234	1,298
Business acquisitions(2) (3)	1,250	—	—	—	—	—
Purchase obligations:
Consulting, outsourcing and administration	356	211	171	121	68	59
Advertising and sponsorship	107	76	75	81	83	320
Computer hardware, software and maintenance	255	111	44	27	18	11
Premises related(4)	465	266	60	21	13	8
Investment commitments(5)	71	71	70	70	69	125
Other purchase obligations	414	37	17	7	6	4
Other liabilities reflected on the Company's Consolidated Balance Sheet:
Deposits with defined maturities	18,030	1,618	1,000	339	151	—
Benefits and compensation	645	78	75	73	72	478
Other(6)	20,633	159	118	51	12	2

Total	$54,014	$14,598	$17,253	$9,135	$7,274	$52,279

(1)
For additional information about long-term debt, see Note 11 to the Consolidated Financial Statements.

(2)
Represents the acquisition of the consumer finance business of Washington Mutual, which closed in January 2004. See Note 2 to the Consolidated Financial Statements.

(3)
Following the acquisition of the consumer finance business of Washington Mutual in January 2004, Citicorp guaranteed approximately $2.2 billion of long-term debt issued by the acquired company. The Washington Mutual debt is not included in the table as the acquisition closed after December 31, 2003.

(4)
Citicorp and certain other Citigroup subsidiaries jointly occupy certain premises. The amounts above reflect the premises-related expenses for all entities.

(5)
Investment commitments represent the Company's obligations to invest through various private equity and real estate funds, limited partnerships, and other investment vehicles. In addition to the investment commitments included in the table, the Company has investment commitments of approximately $1.5 billion where the timing of the investment is uncertain.

(6)
Other primarily relates to accounts payable and accrued expenses included within Other Liabilities in the Company's Consolidated Balance Sheet.

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

        SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

        Citicorp also acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citicorp may purchase and temporarily hold assets designated for subsequent securitization.

        Our credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FIN 46. SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

Securitization of Citicorp's Assets

        In certain of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citicorp is securitizing assets that were previously recorded in its Consolidated Balance Sheet. At December 31, 2003 and 2002, the total amount of mortgage loans securitized and outstanding was $216 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $4.6 billion and $3.3 billion at December 31, 2003 and 2002, respectively. A summary of certain cash flows received from and paid to securitization trusts is included in Note 9 to the Consolidated Financial Statements.

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citicorp sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Citigroup Global Markets Holdings Inc. (CGMHI) is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

        At December 31, 2003 and 2002, total assets in the credit card trusts were $89 billion and $84 billion, respectively. Of that amount at December 31, 2003 and 2002, $76 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $13 billion and $17 billion, respectively, is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans. The Company has retained securities issued by the trust totaling $1.1 billion at December 31, 2003. There were no securities retained at December 31, 2002. Citicorp retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.1 billion, respectively, and amounts due to the trusts were $1.1 billion and $0.9 billion, respectively, at December 31, 2003 and 2002. The Company also recognized an interest-only strip of $836 million and $494 million at December 31, 2003 and 2002, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. During the years ended December 31, 2003, 2002, and 2001, finance charges and interchange fees of $10.9 billion, $10.3 billion and $10.1 billion, respectively, were collected by the trusts in each year. Also for the years ended December 31, 2003, 2002, and 2001, the trusts recorded $6.6 billion, $6.3 billion and $6.5 billion, respectively, in coupon interest paid to third-party investors, servicing fees, and other costs. Servicing fees of $1.4 billion, $1.2 billion and $1.2 billion were earned and an additional $4.4 billion, $3.9 billion and $3.6 billion of net cash flows were received by the Company in 2003, 2002, and 2001, respectively. In 2003, the Company recorded net gains of $342 million and, in 2002, recorded net gains of $425 million, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $582 million, $302 million, and $258 million in 2003, 2002, and 2001, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At December 31, 2003 and 2002, total assets in the unconsolidated conduits were $44 billion and $49 billion, respectively, and liabilities were $44 billion and $49 billion, respectively. One conduit with assets of $823 million is consolidated at December 31, 2003. For 2003 and 2002, the Company's revenues for these activities amounted to $217 million and $239 million, and estimated expenses before taxes were $37 million and $44 million. Expenses have been estimated based upon a percentage of product revenues to business revenues. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions with assets totaling $334 million and $2.9 billion at December 31, 2003 and 2002, respectively.

Creation of Other Investment and Financing Products

        In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. The Company also packages and securitizes other assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences.

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

        See Note 9 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitments:

In millions of dollars at year-end	2003	2002
Financial standby letters of credit and foreign office guarantees	$36,065	$31,670
Performance standby letters of credit and foreign office guarantees	8,101	7,320
Commercial and similar letters of credit	4,411	4,965
One- to four-family residential mortgages	3,599	3,990
Revolving open-end loans secured by one- to four-family residential properties	14,007	10,297
Commercial real estate, construction and land development	1,322	1,757
Credit card lines(1) (2)	739,162	407,822
Commercial and other consumer loan commitments(3)	221,024	216,194

Total	$1,027,691	$684,015

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Increase from 2002 primarily relates to the Sears and Home Depot acquisitions.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $130 billion and $135 billion with original maturity of less than one year at December 31, 2003 and 2002, respectively.

        See Note 21 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

        Citigroup has had a long-standing process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems as well as the effectiveness of internal controls over financial reporting and disclosure processes. The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs to make certain certifications with respect to this report and to the Company's disclosure control and procedures and internal control over financial reporting.

        During the 2002 third quarter, Citigroup created a Disclosure Committee which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for Citigroup in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains Citigroup's commitment to the highest standards of conduct. Citigroup has established an ethics hotline for employees. In addition, the Company adopted Citigroup's Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and which supplements the Citigroup-wide Code of Conduct. Both the Code of Conduct and the Code of Ethics for Financial Professionals as well as Citigroup's Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are available free of charge on the Citigroup website @ www.citigroup.com under the "Corporate Governance" page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043.

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; sovereign or regulatory actions; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world; the continued threat of terrorism; the potential impact of Argentine government actions; the realizability of Argentine government obligations; the potential in Argentina for the re-dollarization of pension annuities and further debt restructurings; changes in assumptions underlying the fair value of investments; changes in management's estimates underlying the allowance for credit losses; the challenging operating environment in Japan; the ability of Cards to continue to increase receivables and improve net credit losses; the ability of Retail Banking to continue to expand into select markets; the ability of CitiMortgage to continue leveraging Citigroup distribution channels; the ability of Citicorp's consumer business to expand, including the volume of new loans and credit cards; the credit performance of the portfolios, portfolio growth and seasonal factors; the ability to leverage the newly-formed alliances with Sears and Home Depot; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal and regulatory proceedings and related matters.

INDEPENDENT AUDITORS' REPORT

        The Board of Directors and Shareholder
        Citicorp:

        We have audited the accompanying consolidated balance sheet of Citicorp and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003, and the related consolidated balance sheet of Citibank, N.A. and subsidiaries as of December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation and in 2002 the Company changed its methods of accounting for goodwill and intangible assets. Also, as discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its methods of accounting for derivative instruments and hedging activities, accounting for interest income and impairment on purchased and retained beneficial interests in securitized financial assets, and accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP
New York, New York
February 26, 2004

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
Citicorp and Subsidiaries

	Year Ended December 31,
In millions of dollars
	2003	2002	2001
Interest revenue
Loans, including fees	$37,969	$37,759	$39,484
Deposits with banks	819	1,008	1,267
Federal funds sold and securities purchased under agreements to resell	322	431	509
Investments, including dividends	4,760	4,735	3,785
Trading account assets	1,485	1,624	1,421
Loans held-for-sale	919	1,138	1,483

	46,274	46,695	47,949

Interest expense
Deposits	7,151	8,797	11,865
Trading account liabilities	62	55	49
Purchased funds and other borrowings	1,624	2,470	3,333
Long-term debt	3,637	3,757	4,934

	12,474	15,079	20,181

Net interest revenue	33,800	31,616	27,768
Benefits, claims and credit losses
Policyholder benefits and claims	545	546	953
Provision for credit losses	8,045	9,995	6,790

Total benefits, claims and credit losses	8,590	10,541	7,743

Net interest revenue after benefits, claims and credit losses	25,210	21,075	20,025

Fees, commissions and other revenue
Fees and commissions	12,048	10,812	11,414
Foreign exchange	3,530	2,168	2,383
Trading account	(546)	1,763	1,283
Investment transactions	254	(373)	77
Other revenue	6,090	5,336	4,160

	21,376	19,706	19,317

Operating expense
Salaries	10,500	8,936	9,144
Employee benefits	2,301	1,969	1,810

Total employee-related expenses	12,801	10,905	10,954
Net premises and equipment	3,646	3,240	3,056
Restructuring-related items	(45)	(6)	336
Other expense	10,538	10,476	9,775

	26,940	24,615	24,121

Income before income taxes, minority interest, and cumulative effect of accounting changes	19,646	16,166	15,221
Income taxes	5,827	5,345	5,351
Minority interest, net of income taxes	278	112	84

Income before cumulative effect of accounting changes	13,541	10,709	9,786
Cumulative effect of accounting changes	—	—	(144)

Net Income	$13,541	$10,709	$9,642

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

Citicorp and Subsidiaries

In millions of dollars	December 31, 2003	December 31, 2002(1)
Assets
Cash and due from banks	$16,707	$13,724
Deposits at interest with banks	19,777	16,382
Federal funds sold and securities purchased under agreements to resell	18,797	5,277
Trading account assets (including $2,078 and $2,514 pledged to creditors at December 31, 2003 and December 31, 2002, respectively)	85,681	49,042
Investments
Held to maturity	54	69
Available-for-sale and short-term and other (including $10,126 and $8,663 pledged to creditors at December 31, 2003 and December 31, 2002, respectively)	120,633	112,871
Venture capital	3,605	3,739

Total investments	124,292	116,679
Loans held-for-sale	9,229	15,908
Loans, net of unearned income
Consumer	379,932	337,681
Corporate	99,037	107,415

Loans, net of unearned income	478,969	445,096
Allowance for credit losses	(12,643)	(11,101)

Total loans, net	466,326	433,995
Goodwill	25,302	24,683
Intangible assets	12,924	7,525
Premises and equipment, net	6,514	6,573
Interest and fees receivable	5,075	5,453
Other assets	29,479	32,496

Total assets	$820,103	$727,737

Liabilities
Non-interest-bearing deposits in U.S. offices	$30,214	$29,746
Interest-bearing deposits in U.S. offices	146,713	146,859
Non-interest-bearing deposits in offices outside the U.S.	23,405	21,487
Interest-bearing deposits in offices outside the U.S.	278,162	238,644

Total deposits	478,494	436,736
Trading account liabilities	53,455	26,371
Purchased funds and other borrowings	66,361	68,852
Accrued taxes and other expense	9,985	10,533
Long-term debt	102,234	78,372
Other liabilities	27,780	33,333
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,203	39,966
Retained earnings	43,998	34,667
Accumulated other changes in equity from nonowner sources	(2,407)	(1,093)

Total stockholder's equity	81,794	73,540

Total liabilities and stockholder's equity	$820,103	$727,737

(1)
Reclassified to conform to the 2003 presentation.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
Citicorp and Subsidiaries

	Year Ended December 31,
In millions of dollars
	2003	2002	2001
Common stock ($0.01 par value)
Balance, beginning of year—Shares: 1,000 in 2003, in 2002 and in 2001	$—	$—	$—

Balance, end of year—Shares: 1,000 in 2003, in 2002, and in 2001	$—	$—	$—

Surplus
Balance, beginning of year	$39,966	$34,112	$21,148
Capital contribution from Citigroup(1)	—	5,832	12,916
Employee benefit plans	97	19	48
Other(2)	140	3	—

Balance, end of year	$40,203	$39,966	$34,112

Retained earnings
Balance, beginning of year	$34,667	$30,702	$27,486
Net income	13,541	10,709	9,642
Dividends paid	(4,210)	(6,744)	(6,426)

Balance, end of year	$43,998	$34,667	$30,702

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	$(1,093)	$(1,361)	$(769)
Cumulative effect of accounting changes, after-tax(3)	—	—	170
Net change in unrealized gains and losses on investment securities available-for-sale, after-tax	134	595	147
Net change in foreign currency translation adjustment, after-tax	(873)	(1,469)	(1,156)
Net change for cash flow hedges, after-tax	(575)	1,142	247

Balance, end of year	$(2,407)	$(1,093)	$(1,361)

Total stockholder's equity
Balance, beginning of year	$73,540	$63,453	$47,865
Changes during the year, net	8,254	10,087	15,588

Balance, end of year	$81,794	$73,540	$63,453

Summary of changes in equity from nonowner sources
Net income	$13,541	$10,709	$9,642
Other changes in equity from nonowner sources, after-tax	(1,314)	268	(592)

Total changes in equity from nonowner sources	$12,227	$10,977	$9,050

(1)
Includes contributions related to the GSB acquisition in 2002 and the Banamex acquisition in 2001. See Note 2 to the Consolidated Financial Statements.

(2)
Primarily represents the tender of GSB shares in 2003 held by previous GSB shareholders.

(3)
Refers to the adoption of SFAS 133 in the first quarter of 2001 and the adoption of EITF 99-20 in the second quarter of 2001, resulting in increases to equity from nonowner sources of $82 million and $88 million, respectively.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Citicorp and Subsidiaries

	Year Ended December 31,
In millions of dollars
	2003	2002	2001
Cash flows from operating activities
Net income	$13,541	$10,709	$9,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,045	9,995	6,790
Depreciation and amortization of premises and equipment	1,283	1,107	1,036
Provision (benefit) for deferred taxes	598	(216)	845
Restructuring-related items	(45)	(6)	336
Cumulative effect of accounting changes, after-tax	—	—	144
Venture capital activity	134	577	888
Net loss (gain) on sale of securities	254	373	(77)
Changes in accruals and other, net	(8,742)	4,088	(2,558)
Net decrease (increase) in loans held-for-sale	6,679	(1,366)	1,427
Net increase in trading account assets	(36,639)	(9,577)	(154)
Net increase (decrease) in trading account liabilities	27,084	4,038	(5,445)

Total adjustments	(1.349)	9,013	3,232

Net cash provided by operating activities	12,192	19,722	12,874

Cash flows from investing activities
Net (increase) decrease in deposits at interest with banks	(3,395)	2,929	(3,050)
Investments—available-for-sale and short-term and other
Purchases	(181,888)	(340,867)	(412,354)
Proceeds from sales	111,922	253,136	374,384
Maturities	65,291	62,826	24,892
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(13,520)	12,301	(9,864)
Net increase in loans	(31,607)	(41,912)	(35,019)
Proceeds from sales of loans	18,553	17,005	26,470
Business acquisitions	(21,456)	(3,953)	(6,869)
Capital expenditures on premises and equipment	(1,565)	(1,241)	(1,326)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other repossessed assets	1,254	2,117	1,780

Net cash used in investing activities	(56,411)	(37,659)	(40,956)

Cash flows from financing activities
Net increase in deposits	40,774	30,799	41,711
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(6,247)	3,846	16,141
Net increase (decrease) in commercial paper and funds borrowed	4,389	4,637	(27,101)
Proceeds from issuance of long-term debt	38,499	43,476	36,099
Repayment of long-term debt	(26,582)	(58,019)	(30,751)
Dividends paid	(4,210)	(6,744)	(5,784)

Net cash provided by financing activities	46,623	17,995	30,315

Effect of exchange rate changes on cash and due from banks	579	98	(323)

Net increase in cash and due from banks	2,983	156	1,910
Cash and due from banks at beginning of year	13,724	13,568	11,658

Cash and due from banks at end of year	$16,707	$13,724	$13,568

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$9,922	$13,424	$19,928
Income taxes	4,770	4,738	2,655
Non-cash investing activities—transfers to repossessed assets	1,026	1,129	418
Non-cash financing activities:
Dividends	—	—	642
Contribution from Citigroup	—	5,832	6,250

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
Citibank, N.A. and Subsidiaries

In millions of dollars	December 31, 2003	December 31, 2002(1)
Assets
Cash and due from banks	$13,330	$10,522
Deposits at interest with banks	19,426	14,022
Federal funds sold and securities purchased under agreements to resell	16,869	4,706
Trading account assets (including $258 and $203 pledged to creditors at December 31, 2003 and December 31, 2002, respectively)	79,871	45,612
Investments
Held to maturity	47	59
Available-for-sale (including $1,043 and $871 pledged to creditors at December 31, 2003 and December 31, 2002, respectively)	86,700	76,917
Venture capital	435	1,211

Total investments	87,182	78,187
Loans held-for-sale	2,940	9,920
Loans, net of unearned income	324,477	302,650
Allowance for credit losses	(8,709)	(7,786)

Total loans, net	315,768	294,864
Goodwill	6,610	5,459
Intangible assets	9,184	4,174
Premises and equipment, net	3,964	4,078
Interest and fees receivable	3,791	3,395
Other assets	23,188	24,137

Total assets	$582,123	$499,076

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,372	$19,155
Interest-bearing deposits in U.S. offices	91,860	90,243
Non-interest-bearing deposits in offices outside the U.S.	18,499	16,949
Interest-bearing deposits in offices outside the U.S.	248,504	206,327

Total deposits	381,235	332,674
Trading account liabilities	52,718	29,853
Purchased funds and other borrowings	42,479	48,517
Accrued taxes and other expense	7,599	5,821
Long-term debt and subordinated notes	32,779	18,903
Other liabilities	19,360	21,999
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	24,831	21,606
Retained earnings	19,515	17,523
Accumulated other changes in equity from nonowner sources(2)	(1,094)	(521)

Total stockholder's equity	45,953	41,309

Total liabilities and stockholder's equity	$582,123	$499,076

(1)
Reclassified to conform to the 2003 presentation.

(2)
Amounts at December 31, 2003 and December 31, 2002 include the after-tax amounts for net unrealized gains on investment securities of $201 million and $408 million, respectively, for foreign currency translation of ($2.028) billion and ($2.089) billion, respectively, and for cash flow hedges of $733 million and $1.160 billion, respectively.

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Citicorp and Subsidiaries

1.    Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citicorp and its subsidiaries (the Company). The Company consolidates subsidiaries which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is recognized when dividends are received. Citicorp consolidates entities deemed to be variable interest entities (VIEs) when Citicorp is determined to be the primary beneficiary under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Gains and losses on disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

        The Company recognizes a gain or loss on the Consolidated Statement of Income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation.

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholders' equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other income along with related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

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

Investments

        Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities and marketable equity securities classified as "available-for-sale" are carried at fair value, which is determined based on quoted market prices when available, or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholder's equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

        Citicorp's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large-block holdings, restricted shares, or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

Trading Account Assets and Liabilities

        Trading Account Assets and Liabilities include securities and derivatives and are carried at fair value, which is determined based upon quoted prices when available, or under an alternative approach such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed maturity securities, derivatives, or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold, not yet purchased are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

        Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations, or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values of derivative contracts reflect cash we have paid or received (for example, option premiums and cash margin in connection with credit support agreements). Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Commissions, Underwriting, and Principal Transactions

        Commissions, Underwriting, and Principal Transactions revenues and related expenses are recognized in income on a trade-date basis.

Consumer Loans

        Consumer Loans include loans and leases managed by the Global Consumer business and Private Bank. As a general rule, for open-end revolving and closed-end installment and real estate loans, interest accrual ceases when payments are no later than 90 days contractually past due, except for certain open-end revolving products (e.g., credit cards), where we accrue interest until payments are 180 days contractually past due and reverse the interest and fees earned, but not collected.

        As a general rule, unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-end (revolving) loans that become 180 days contractually past due are charged-off. Loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due. Real-estate secured loans (both open- and closed-end) are written down to the estimated value of the property, less costs to sell, no later than 180 days past due.

        In certain Consumer Finance businesses in North America, secured real estate loans are written down to the estimated value of the property, less costs to sell, at the earlier of receipt of title or 12 months in foreclosure (which process must commence when payments are no later than 120 days contractually past due). Closed-end loans secured by non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, when payments are no later than 180 days contractually past due. Unsecured loans (both open- and closed-end) are charged-off when the loan becomes 180 days contractually past due and 180 days from the last payment, but in no event can these loans exceed 360 days contractually past due.

        Certain Western European businesses have exceptions to these charge-off policies due to the local environment in which these businesses operate.

        Unsecured loans in bankruptcy are charged-off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In a certain Consumer Finance business, unsecured loans in bankruptcy are charged-off when they are 30 days contractually past due.

        Commercial Markets, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Markets loans are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection.

Corporate Loans

        Corporate Loans represent loans and leases managed by Global Corporate and Investment Bank (GCIB). Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Lease Financing Transactions

        Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method that results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

Loans Held-for-Sale

        Credit card and other receivables and mortgage loans originated for sale are classified as loans held-for-sale, which are accounted for at the lower of cost or market value and reported in other assets with net credit losses charged to other income.

Allowance for Credit Losses

        Allowance for Credit Losses represents management's estimate of probable losses inherent in the portfolio. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the portfolio, including unfunded commitments. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

        In the corporate portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

        Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit, and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing, and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product, and other environmental factors.

        This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

Transfers of Financial Assets

        For a transfer of financial assets to be considered a sale, financial assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a qualifying special purpose entity meeting certain significant restrictions on its activities, whose investors have the right to sell their ownership interests in the entity; and the seller does not continue to control the assets transferred through an agreement to repurchase them or have a right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets the sale requirements is removed from the Company's Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Company's Consolidated Balance Sheet and the proceeds are recognized as the Company's liability.

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

        See Note 9 to the Consolidated Financial Statements.

Securitizations

        Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans, and student loans.

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

        Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as trading account assets. Other retained interests are primarily recorded as available-for-sale investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in other income.

        The Company values its securitized retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including payment speeds, credit losses, and discount rates.

        For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by Citicorp as seller of the transferred assets. If the securitization entity is determined to be a VIE, the Company consolidates the VIE if it is the primary beneficiary.

        For all other securitizations in which Citicorp participates, a consolidation decision is made by evaluating several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citicorp are consolidated.

Variable Interest Entities

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

        In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds.

Mortgage Servicing Rights (MSRs)

        Mortgage Servicing Rights (MSRs), which are included within intangible assets on the Consolidated Balance Sheet, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The fair values are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. The Company periodically estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio considering market loan prepayment predictions and other economic factors. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

Goodwill

        Goodwill represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Through the end of 2001, goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life. Effective January 1, 2002, amortization ceased on this goodwill. Goodwill related to purchase acquisitions completed after June 30, 2001 is not amortized. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets

        Intangible Assets, including MSRs, core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Repossessed Assets

        Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

Risk Management Activities—Derivatives Used for Non-Trading Purposes

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

        To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis typically using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

        The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment, or forecasted transaction may be an individual item or a portfolio of similar items.

        For fair value hedges, in which derivatives hedge the fair value of assets, liabilities, or firm commitments, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citicorp's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans, and available-for-sale securities.

        For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholder's equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citicorp's cash flow hedges primarily include hedges of floating rate credit card receivables and loans, rollovers of commercial paper, and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum tenor of 30 years, although a substantial majority of the maturities is under five years.

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

        End-user derivatives that are economic hedges rather than qualifying as hedges are also carried at fair value with changes in value included in trading account income or other income.

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

Employee Benefits Expense

        Employee Benefits Expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits.

Stock-Based Compensation

        Prior to January 1, 2003, Citicorp accounted for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Under both methods, upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital. On January 1, 2003, the Company adopted the fair value provision of SFAS 123. See "Accounting Changes" below.

        Had the Company applied SFAS 123 prior to 2003 in accounting for all of Citigroup's stock option plans, including the Citigroup 2003 Stock Purchase Program, net income would have been the pro forma amounts indicated below:

In millions of dollars	2003	2002	2001
Compensation expense related to stock option plans, net of tax
As reported	$58	$—	$—
Pro forma	193	209	214
Net income
As reported	$13,541	$10,709	$9,642
Pro forma	13,406	10,500	9,428

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

Accounting Changes

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In particular, this SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's Consolidated Financial Statements.

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, under SFAS 123, an offsetting increase to stockholder's equity is recorded equal to the amount of compensation expense charged.

        The impact of this change in 2003 is disclosed on page 58.

        The Company has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 will be restricted for a two-year period. The existing stock ownership commitment for senior executives will continue, under which such executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature.

Consolidation of Variable Interest Entities

        FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citicorp elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $955 million.

        The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions.

        The Company administers several third-party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. The Company has no ownership interest in the conduits, but as administrator provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At December 31, 2003 and 2002, total assets in the unconsolidated conduits were $44 billion and $49 billion, respectively, and liabilities were $44 billion and $49 billion, respectively. One conduit with assets of $823 million is consolidated at December 31, 2003.

        In December 2003, FASB released a revision of FIN 46 (FIN 46-R), which includes substantial changes from the original. The calculation of expected losses and expected residual returns have both been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, FIN 46-R changes the definition of a variable interest. The interpretation permits adoption of either the original or the revised versions of FIN 46 until the first quarter of 2004, at which time FIN 46-R must be adopted. For 2003 year-end financial statements, Citicorp's financial statements are in accordance with the original FIN 46.

        The Company is evaluating the impact of applying FIN 46-R to existing VIEs in which it has variable interests and has not yet completed this analysis. We are revising our calculations of expected losses and expected residual returns to reflect the new guidance in FIN 46-R to determine whether any changes to our consolidation decisions under FIN 46 will be needed. Depending on the results of these calculations, we are also considering restructuring alternatives that would enable certain VIEs to continue to meet the criteria for non-consolidation. In the case of the Trust Preferred Securities (TruPS), we are considering restructuring alternatives that would enable us to continue to consolidate the trusts or other alternatives to provide Tier 1 capital. In the event that the TruPS trusts cannot be restructured, there would be no material impact on the financial statements. At this time, it is anticipated that the effect on the Company's Consolidated Balance Sheet could be an increase of approximately $43 billion to assets and liabilities, primarily due to certain multi-seller finance companies administered by the Company and certain structured transactions. If consolidation is required for additional VIEs, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46-R, additional entities may be identified that would need to be consolidated by the Company. See Note 9 to the Consolidated Financial Statements.

Guarantees and Indemnifications

        In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 21 to the Consolidated Financial Statements.

Acquisitions of Certain Financial Institutions

        In the fourth quarter of 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires that business combinations involving depository financial institutions within its scope, except for combinations between mutual institutions, be accounted for under SFAS 141. Previously, generally accepted accounting principles for acquisitions of financial institutions provided for recognition of the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under SFAS 147, such excess is accounted for as goodwill. The impact of adopting SFAS 147 did not materially affect the Consolidated Financial Statements.

Adoption of EITF 02-3

        During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The initial adoption and ongoing effects of EITF 02-3 are not material to the Company's Consolidated Financial Statements.

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

Derivatives and Hedge Accounting

        On January 1, 2001, Citicorp adopted SFAS 133. This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citicorp's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citicorp's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $33 million included in net income and an increase of $82 million included in other changes in stockholder's equity from nonowner sources.

Transfers and Servicing of Financial Assets

        In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB 125" (SFAS 140).

        In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

        Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions are effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the Consolidated Financial Statements. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

Future Application of Accounting Standards

Postretirement Benefits

        In January 2004, FASB issued FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the Act.

        Citicorp has decided to defer recognizing any effects of the Act until further guidance is issued by FASB. Measurements of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company's postretirement benefit plans. The Act is not expected to have a material effect on the Company's Consolidated Financial Statements.

Consolidation of Variable Interest Entities

        In December 2003, FASB released a revision of FIN 46 (FIN 46-R). See "Consolidation of Variable Interest Entities" in the "Accounting Changes" section of this Note for a discussion of FIN 46-R.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

        SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor's initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as impairment.

2.     Business Developments

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next 10 years based on new accounts, retail sales volume, and financial product sales. $5.8 billion of intangible assets and goodwill have been recorded as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products, and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward. The operations of Sears were integrated into the businesses of Citicorp.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot's private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included in the Consolidated Financial Statements from July 2003 forward. The operations of Home Depot were integrated into the businesses of Citicorp.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup acquired Washington Mutual Finance Corporation (WMF) for $1.25 billion. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 409 WMF offices located in 25 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of approximately $4 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The operations of WMF will be integrated into the businesses of Citicorp.

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

Acquisition of Banamex

        In August 2001, Citicorp completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand name.

Acquisition of EAB

        On July 17, 2001, Citibank completed its acquisition of European American Bank (EAB), a New York State-chartered bank, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

3.     Business Segment Information

        Citicorp is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Investment Management, and Proprietary Investment Activities business segments. These segments reflect the characteristics of its products and services and the clients to which those products or services are delivered.

        The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, and investment services through a network of local branches, offices, and electronic delivery systems.

        The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in approximately 100 countries with a broad range of banking and financial products and services.

        The Global Investment Management segment offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth, and retail clients.

        The Proprietary Investment Activities segment includes the Company's venture capital activities, the Alternative Investment business, results from certain proprietary investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

        Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and taxes not allocated to the other business segments. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, Net of Interest expense(1)(2)			Provision (Benefit) for Income Taxes(1)			Income (Loss) Before Cumulative Effect of Accounting Changes(1)(2)(3)(4)			Identifiable Assets at Year-End(1)
In millions of dollars, except identifiable assets in billions
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002
Global Consumer	$39,074	$35,906	$31,521	$4,332	$4,184	$3,590	$9,081	$7,715	$6,252	$444	$405
Global Corporate and Investment Bank	11,307	11,791	11,481	1,267	1,075	1,503	3,563	2,509	3,020	312	275
Global Investment Management	3,257	2,920	2,555	286	247	225	675	669	435	50	36
Proprietary Investment Activities	791	(91)	503	178	(108)	106	156	(247)	225	7	8
Corporate/Other	747	796	1,025	(236)	(53)	(73)	66	63	(146)	7	4

Total	$55,176	$51,322	$47,085	$5,827	$5,345	$5,351	$13,541	$10,709	$9,786	$820	$728

(1)
Reclassified to conform to the 2003 presentation of CitiCapital from GCIB to Global Consumer; the allocation of Citicorp Electronic Financial Services, Inc. from Global Consumer to Corporate/Other; and the allocation of certain Treasury functions in Mexico from Global Consumer to GCIB.

(2)
Includes total revenues, net of interest expense, in the United States of $30.4 billion, $30.0 billion and $24.8 billion in 2003, 2002, and 2001, respectively. There were no other individual countries that were material to total revenues, net of interest expense.

(3)
Includes provisions for benefits, claims, and credit losses of $7.5 billion, $7.9 billion and $6.2 billion in Global Consumer, $734 million, $2.3 billion and $838 million in the Global Corporate and Investment Bank, $356 million, $337 million and $232 million in Global Investment Management, and ($5) million, ($14) million and $466 million in Corporate/Other for 2003, 2002, and 2001, respectively. Includes provision for credit losses in the Proprietary Investment Activities results of $30 million in 2002.

(4)
For 2001, the Company recognized after-tax charges of $33 million and $111 million for the cumulative effect of accounting changes related to the implementation of SFAS 133 and EITF 99-20, respectively.

4.     Investments

In millions of dollars at year-end	2003	2002
Fixed maturities, primarily available-for-sale at fair value	$115,604	$106,901
Equity securities, primarily at fair value	4,720	5,741
Venture capital, at fair value	3,605	3,739
Short-term and other	363	298

Total	$124,292	$116,679

        The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

	2003				2002
In millions of dollars at year-end	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities held to maturity(1)	$54	$—	$—	$54	$69	$—	$—	$69

Fixed maturity securities available-for-sale
U.S. Treasury and federal agencies	$40,868	$252	$110	$41,010	$41,025	$669	$24	$41,670
State and municipal	7,557	563	7	8,113	6,550	487	2	7,035
Foreign government	43,500	737	118	44,119	43,573	376	119	43,830
U.S. corporate	8,240	142	318	8,064	6,973	248	386	6,835
Other debt securities	14,120	150	26	14,244	7,458	57	53	7,462

	114,285	1,844	579	115,550	105,579	1,837	584	106,832

Total fixed maturities	$114,339	$1,844	$579	$115,604	$105,648	$1,837	$584	$106,901

Equity securities(2)	$4,558	$174	$12	$4,720	$5,682	$197	$138	$5,741

(1)
Recorded at amortized cost.

(2)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        At December 31, 2003, the cost of approximately 2,500 investments in equity and fixed maturity securities exceeded their fair value by $591 million. Of the $591 million, the gross unrealized loss on equity securities was $12 million. Of the remainder, $256 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and of these 88% are rated investment grade; and $323 million represents fixed maturity investments that have been in a gross unrealized loss position for a year or more and of these 86% are rated investment grade.

        The fixed maturity investments that have been in a gross unrealized loss position for a year or more include 25 related investment grade asset-backed securities, within U.S. Corporate in the following table, with a gross unrealized loss of $232 million. These asset-backed securities were acquired between 1994 and 1999 and have maturities ranging from 2005 through 2021. The unrealized loss on these asset-backed securities is due solely to the current low interest rate environment, i.e., the unrealized loss is unrelated to the credit of the securities. These 25 related asset-backed securities are accounted for similarly to debt securities and are classified as available-for-sale under FASB Statement No. 115, pursuant to paragraph 14 of FASB Statement No. 140, and any other-than-temporary impairment of the securities is recognized in current income in accordance with EITF Issue No. 96-12. The Company has entered into hedges of these investments that qualify for cash flow hedge accounting under SFAS 133. The changes in fair value of the asset-backed securities and the changes in fair value of the hedging instruments are reported in other comprehensive income (a component of equity). Any other-than-temporary impairment recognized in current income on the asset-backed securities would be offset by the reclassification of an amount from other comprehensive income into current income related to the hedging instrument.

        Management has determined that the unrealized losses on the Company's investments in equity and fixed maturity securities at December 31, 2003 are temporary in nature. The Company conducts a review each quarter to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

        The Company's review for impairment generally entails:

  •
  Identification and evaluation of investments that have indications of possible impairment;

  •
  Analysis of individual investments that have fair values less than 80% of amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

  •
  Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

  •
  Documentation of the results of these analyses, as required under business policies.

        The table below shows the fair value of investments in fixed maturity and equity securities in an unrealized loss position at December 31, 2003:

	Less Than 12 Months		12 Months Or Longer		Total
In millions of dollars at year-end	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities held to maturity	$—	$—	$—	$—	$—	$—

Fixed maturity securities available-for-sale
U.S. Treasury and federal agencies	$3,186	$104	$336	$6	$3,522	$110
State and municipal	23	1	332	6	355	7
Foreign government	4,968	67	1,957	51	6,925	118
U.S. corporate	350	66	1,237	252	1,587	318
Other debt securities	1,197	18	205	8	1,402	26

Total fixed maturities	$9,724	$256	$4,067	$323	$13,791	$579

Equity securities	$27	$3	$26	$9	$53	$12

        The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2003:

In millions of dollars	Amortized Cost	Fair Value	Yield
U.S. Treasury and federal agencies(1)
Due within 1 year	$4,427	$4,464	2.15%
After 1 but within 5 years	17,658	17,685	2.24
After 5 but within 10 years	1,302	1,304	4.22
After 10 years(2)	17,481	17,557	5.77

Total	$40,868	$41,010	3.80%

State and municipal
Due within 1 year	$89	$89	5.62%
After 1 but within 5 years	336	353	6.25
After 5 but within 10 years	795	853	5.66
After 10 years(2)	6,337	6,818	5.44

Total	$7,557	$8,113	5.50%

All other(3)
Due within 1 year	$19,656	$19,861	4.23%
After 1 but within 5 years	31,894	32,118	5.78
After 5 but within 10 years	10,331	10,559	5.89
After 10 years(2)	4,033	3,943	3.89

Total	$65,914	$66,481	5.22%

Total fixed maturities	$114,339	$115,604	4.73%

(1)
Includes mortgage-backed securities of U.S. federal agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes foreign government, U.S. corporate, asset-backed securities issued by U.S. corporations, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

        The following table presents interest and dividends on investments:

In millions of dollars	2003	2002	2001
Taxable interest	$4,039	$4,199	$3,342
Interest exempt from U.S. federal income tax	364	327	292
Dividends	357	209	151

Total interest and dividends	$4,760	$4,735	$3,785

        The following table presents realized gains and losses on investments:

In millions of dollars	2003	2002	2001
Gross realized investment gains	$913	$542	$702
Gross realized investment (losses)	(659)	(915)	(625)

Net realized gains/(losses)	$254	($373)	$77

        The following table presents venture capital investment gains and losses:

In millions of dollars	2003	2002	2001
Net realized investment gains	$406	$214	$224
Gross unrealized gains	737	563	782
Gross unrealized (losses)	(440)	(863)	(613)

Net realized and unrealized gains/(losses)	$703	($86)	$393

5.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following at December 31:

In millions of dollars	2003	2002
Trading account assets
U.S. Treasury and federal agency securities	$7,583	$759
Foreign government securities, corporate and other securities	31,929	23,897
Derivatives and other(1)	46,169	24,386

	$85,681	$49,042

Trading account liabilities
Securities sold, not yet purchased	$6,682	$3,022
Derivatives and other(1)	46,773	23,349

	$53,455	$26,371

(1)
Net of master netting agreements.

6.     Trading-Related Revenue

        Trading-related revenue consists of principal transactions revenues and net interest revenue associated with trading activities. Principal transactions revenues consist of realized and unrealized gains and losses from trading activities. The following table presents trading- related revenue for the years ended December 31:

In millions of dollars	2003	2002(1)	2001(1)
Global Corporate and Investment Bank
Fixed income(2)	$1,171	$2,004	$1,550
Equities(3)	131	105	264
Foreign exchange(4)	1,757	1,770	1,517
All other	(273)	97	83

Total Global Corporate and Investment Bank	2,786	3,976	3,414
Global Investment Management(5)	325	193	168
Global Consumer(5)	321	57	331
Other	94	102	103

Total trading-related revenue	$3,526	$4,328	$4,016

(1)
Reclassified to conform to the 2003 presentation.

(2)
Includes revenues from derivatives, government securities, corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments.

(3)
Primarily derivatives and warrant-related activity.

(4)
Includes revenues from foreign exchange spot, forward, option and swap contracts.

(5)
Includes revenues from various fixed income, equity and foreign exchange transactions.

        The following table reconciles foreign exchange and trading account revenues on the Consolidated Statement of Income to trading-related revenue for the years ended December 31:

In millions of dollars	2003	2002	2001
Foreign exchange	$3,530	$2,168	$2,383
Trading account	(546)	1,763	1,283
Net interest revenue and other	542	397	350

Total trading-related revenue	$3,526	$4,328	$4,016

7.     Loans

In millions of dollars at year-end	2003	2002(1)
Consumer
In U.S. offices
Mortgage and real estate(2)	$129,507	$121,178
Installment, revolving credit, and other	136,725	113,620
Lease financing	8,523	12,027

	274,755	246,825

In offices outside the U.S.
Mortgage and real estate(2)	28,743	26,564
Installment, revolving credit, and other	76,718	65,343
Lease financing	2,216	2,123

	107,677	94,030

	382,432	340,855
Net unearned income	(2,500)	(3,174)

Consumer loans, net of unearned income	$379,932	$337,681

Corporate
In U.S. offices
Commercial and industrial(3)	$15,791	$21,279
Lease financing	2,010	2,017
Mortgage and real estate(2)	95	588

	17,896	23,884

In offices outside the U.S.
Commercial and industrial(3)	62,886	67,456
Mortgage and real estate(2)	1,751	1,885
Loans to financial institutions	12,440	8,621
Lease financing	2,859	2,784
Governments and official institutions	1,496	3,081

	81,432	83,827

	99,328	107,711
Net unearned income	(291)	(296)

Corporate loans, net of unearned income	$99,037	$107,415

(1)
Reclassified to conform to the 2003 presentation.

(2)
Loans secured primarily by real estate.

(3)
Includes loans not otherwise separately categorized.

        Impaired loans are those on which Citicorp believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The following table presents information about impaired loans:

In millions of dollars at year-end	2003	2002(1)	2001(1)
Impaired corporate loans	$3,284	$3,815	$2,762
Other impaired loans(2)	986	1,154	1,206

Total impaired loans(3)	$4,270	$4,969	$3,968

Impaired loans with valuation allowances	$3,277	$3,905	$2,707
Total valuation allowances(4)	561	1,069	910

During the year
Average balance of impaired loans	$3,432	$3,975	$3,060
Interest income recognized on impaired loans	$98	$116	$87

(1)
Reclassified to conform to the 2003 presentation.

(2)
Primarily commercial market loans managed by the consumer business.

(3)
Excludes loans purchased for investment purposes which are included within Other Assets on the Consolidated Balance Sheet in 2003.

(4)
Included in the allowance for credit losses.

8.     Allowance for Credit Losses

In millions of dollars	2003	2002(1)	2001(1)
Allowance for credit losses at beginning of year	$11,101	$9,688	$8,561
Additions
Consumer provision for credit losses	7,316	7,714	5,947
Corporate provision for credit losses	729	2,281	843

Total provision for credit losses	8,045	9,995	6,790

Deductions
Consumer credit losses	9,053	8,691	7,123
Consumer credit recoveries	(1,498)	(1,239)	(966)

Net consumer credit losses	7,555	7,452	6,157

Corporate credit losses	1,471	1,869	1,155
Corporate credit recoveries(2)	(261)	(324)	(294)

Net corporate credit losses	1,210	1,545	861

Other, net(3)	2,262	415	1,355

Allowance for credit losses at end of year	12,643	11,101	9,688
Allowance for credit losses on unfunded lending commitments(4)	600	567	450

Total allowance for loan, leases, and unfunded lending commitments	$13,243	$11,668	$10,138

(1)
Reclassified to conform to the 2003 presentation.

(2)
Amounts in 2003, 2002, and 2001 include $12 million (through the 2003 third quarter), $114 million and $52 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(3)
2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. All periods also include the impact of foreign currency translation.

(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

9.     Securitizations and Variable Interest Entities

        Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans, and student loans.

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

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer, or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during 2003, 2002, and 2001:

	2003			2002			2001
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$19.1	$53.4	$0.8	$15.3	$26.0	$0.5	$22.7	$24.3	$—
Proceeds from collections reinvested in new receivables	143.4	—	—	130.9	—	—	131.4	0.4	—
Servicing fees received	1.4	0.3	—	1.2	0.3	—	1.2	0.2	—
Cash flows received on Retained interests and other net cash flows	4.4	—	0.1	3.9	0.1	0.1	3.6	0.2	0.2

(1)
Other includes auto loans, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $530 million, $267 million, and $258 million for 2003, 2002, and 2001, respectively. In 2003, the Company recorded net gains of $342 million and, in 2002, recorded net gains of $425 million, respectively, related to the securitization of credit card receivables including the impact of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during 2003 and 2002 were $52 million and $35 million, respectively, and no gains were recognized in 2001.

        Key assumptions used for credit cards, mortgages, and other assets during 2003 and 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

	2003		2002
	Credit Cards	Mortgages	Credit Cards	Mortgages and Other(1)
Discount rate	10.0%	11.2%	10.0%	5.5% to 12.0%
Constant prepayment rate	17.5%	7.7%	17.5%	3.0% to 7.4%
Anticipated net credit losses	5.6%	0.01%	5.6%	0.01% to 0.24%

(1)
Other includes student loans and other assets. 2003 excludes retained interests related to the securitization of other assets during the year as these amounts were not material.

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

        At December 31, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at December 31, 2003	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages	10.7%	19.1%	0.04%
Credit cards	10.0%	14.7% to 17.5%	4.8% to 5.6%
Auto loans	15.0%	20.7% to 23.5%	11.3% to 15.7%
In millions of dollars	December 31, 2003
Carrying value of retained interests	$4,615

Discount rate
10%	$(159)
20%	$(243)

Constant prepayment rate
10%	$(335)
20%	$(571)

Anticipated net credit losses
10%	$(286)
20%	$(501)

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

In millions of dollars, except loans in billions	2003	2002
Managed credit card receivables
Principal amounts, at period end
Total managed	$158.4	$130.2
Securitized amounts	(76.1)	(67.1)
Loans held-for-sale	—	(6.5)

On-balance sheet	$82.3	$56.6

Delinquencies, at period end
Total managed	$3,392	$2,397
Securitized amounts	(1,421)	(1,285)
Loans held-for-sale	—	(121)

On-balance sheet	$1,971	$991

Credit losses, net of recoveries, for the year ended December 31	2003	2002	2001
Total managed	$7,694	$7,169	$6,048
Securitized amounts	(4,529)	(3,760)	(3,140)
Loans held-for-sale	(221)	(355)	(314)

On-balance sheet	$2,944	$3,054	$2,594

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $2.0 billion and $1.6 billion at December 31, 2003 and 2002, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

In millions of dollars	2003	2002
Balance, beginning of period	$1,632	$1,173
Originations	839	480
Purchases	301	1,280
Amortization	(471)	(229)
Gain (loss) on change in value of MSRs(1)	(39)	87
Provision for impairment(2) (3)	(282)	(1,159)

Balance, end of period	$1,980	$1,632

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $765 million, $1.313 billion and $153 million at December 31, 2003, 2002, and 2001, respectively. Additionally, the provision for impairment was $134 million in 2001. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal-only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	December 31, 2003
Cash	$0.2
Trading account assets	10.8
Investments	8.0
Loans	6.7
Other assets	1.4

Total assets of consolidated VIEs	$27.1

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes $955 million related to VIEs newly consolidated as a result of adopting FIN 46. Of the $27.1 billion of total assets of VIEs consolidated by the Company at December 31, 2003, $20.1 billion represents structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $5.6 billion represents investment vehicles that were established to provide a return to the investors in the vehicles, $0.8 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company, and $0.6 billion represents vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

        The Company may, along with other financial institutions, provide liquidity facilities to the VIEs. Furthermore, the Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to a derivative transaction involving the VIE.

        In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At December 31, 2003, total assets in unconsolidated conduits were $44.3 billion. One conduit with assets of $823 million is consolidated at December 31, 2003.

        The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. In a limited number of cases, the Company may guarantee the return of principal to investors. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors. Many investment funds are organized as registered investment companies (RICs), corporations or partnerships with sufficient capital to fund their operations without additional credit support.

        In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors.

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $65.5 billion at December 31, 2003, including $58.2 billion in structured finance and other transactions, $6.8 billion in mortgage-related transactions, and $0.5 billion in CDO-type transactions.

        The Company has also established a number of investment funds as opportunities for qualified employees to invest in venture capital investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

        In addition, the Company administers numerous personal estate trusts. The Company may act as trustee and may also be the investment manager for the trust assets.

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $41 billion and $59 billion at December 31, 2003 and 2002, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 21 to the Consolidated Financial Statements. Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46 for non registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected in mid-2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46 to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide and further modification, if any, to FIN 46, the Company will assess the effect of such guidance on its private equity business.

10.   Purchased Funds and Other Borrowings(1)

In millions of dollars	2003	2002
Federal funds purchased and securities sold under agreements to repurchase	$30,500	$36,997
Commercial paper	14,712	16,487
Other funds borrowed	21,149	15,368

Total	$66,361	$68,852

(1)
Original maturities of less than one year.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. The Company pays its banks commitment fees for its lines of credit.

        Citicorp and some of its nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates First Capital Corporation (Associates), had an unutilized credit facility of Canadian $1.0 billion as of December 31, 2003 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $63.4 billion. Citicorp has also guaranteed various other debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp.

11.   Long-Term Debt(1)

In millions of dollars	Weighted Average Coupon	Maturities	2003	2002
Parent Company
Senior notes	3.57%	2004-2033	$25,244	$12,958
Subordinated notes	6.38%	2004-2033	19,789	18,365
Subsidiaries(2)
Senior notes	3.38%	2004-2037	55,929	45,557
Subordinated notes	7.88%	2004-2027	1,272	1,492

Senior notes			81,173	58,515
Subordinated notes			21,061	19,857

Total			$102,234	$78,372

(1)
Includes maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.

(2)
Approximately 63% in 2003 and 51% in 2002 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 34% in 2003 and 31% in 2002 was secured by the assets of the subsidiary.

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

        Subsidiaries' subordinated notes include $750 million of guaranteed beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I and II, wholly owned trusts whose sole assets are $309 million of 7.933% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp both due 2027.

        Citicorp utilizes derivative contracts, primarily interest-rate swaps, to effectively convert a portion of its fixed rate debt to variable debt, and variable debt to fixed. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At year-end 2003, Citicorp's overall weighted average rate for long-term debt was 4.07% on a contractual basis and 4.04% including the effects of derivative contracts. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

        Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

In millions of dollars	2004	2005	2006	2007	2008	Thereafter
Parent Company	$769	$1,146	$884	$662	$978	$40,594
Subsidiaries	10,359	10,249	14,256	7,387	5,570	9,380

Total	$11,128	$11,395	$15,140	$8,049	$6,548	$49,974

12.   Goodwill and Intangible Assets

        Net income for 2003, 2002, and 2001 adjusted to exclude amortization expense (after-tax) related to goodwill and indefinite-lived intangible assets that are no longer amortized are as follows:

In millions of dollars	2003	2002	2001
Net income
Reported net income	$13,541	$10,709	$9,642
Goodwill amortization	—	—	272
Indefinite-lived intangible assets amortization	—	—	5

Adjusted net income	$13,541	$10,709	$9,919

        During 2003 and 2002, no goodwill was impaired or written off. The Company recorded goodwill of approximately $780 million during the fourth quarter of 2003, primarily related to the acquisition of Sears. During the 2003 third quarter, the Company recorded goodwill of approximately $170 million in connection with the acquisition of the remaining ownership interest in Diners Club Europe and reduced goodwill by $25 million in connection with the sale of a business in the Consumer segment. The Company recorded goodwill of $4.385 billion during the fourth quarter of 2002 in connection with the acquisition of Golden State Bancorp. The Company also recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.

        The changes in goodwill during 2003 and 2002 were as follows:

In millions of dollars	Global Consumer	Global Corporate and Investment Bank	Global Investment Management	Total
Balance at January 1, 2002(1)	$13,890	$3,098	$2,152	$19,140
Goodwill acquired during 2002	4,500	—	1,143	5,643
Other(2)	212	79	(391)	(100)

Balance at December 31, 2002(1)	$18,602	$3,177	$2,904	$24,683
Goodwill acquired during the period	890	60	—	950
Other(2)	39	(159)	(211)	(331)

Balance at December 31, 2003	$19,531	$3,078	$2,693	$25,302

(1)
Reclassified to conform to the 2003 presentation.

(2)
Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill, purchase accounting adjustments, business dispositions, and certain other reclassifications.

        The components of intangible assets were as follows:

	December 31, 2003			December 31, 2002
In millions of dollars	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$7,132	$1,841	$5,291	$4,078	$1,466	$2,612
Mortgage servicing rights	5,160	3,180	1,980	3,883	2,251	1,632
Core deposit intangibles	1,084	216	868	1,139	118	1,021
Other customer relationships	921	412	509	898	300	598
Other(2)	4,318	447	3,871	1,522	285	1,237

Total amortizing intangible assets	$18,615	$6,096	$12,519	$11,520	$4,420	$7,100
Indefinite-lived intangible assets			405			425

Total intangible assets			$12,924			$7,525

(1)
Accumulated amortization of mortgage servicing rights includes the related valuation allowance. See Note 9 to the Consolidated Financial Statements.

(2)
Includes contract-related intangible assets.

        At December 31, 2003 and 2002, $405 million and $425 million, respectively, of the Company's acquired trade names are considered to be indefinite-lived and are not subject to amortization. All other acquired intangible assets are subject to amortization.

        The intangible assets recorded during 2003 and their respective amortization periods were as follows:

In millions of dollars	2003	Weighted-Average Amortization Period in Years
Mortgage servicing rights	$1,140	9
Purchased credit card relationships	3,000	13
Other intangibles(1)	2,775	15

Total intangible assets recorded during the period(2)	$6,915

(1)
Other intangible assets acquired during 2003 were primarily contract-related intangibles associated with the Sears and Home Depot acquisitions.

(2)
There was no significant residual value estimated for the intangible assets recorded during 2003.

        During 2003, the Company recognized $3.0 billion of purchased credit card relationships (PCCR) and $2.8 billion of contract-related intangibles primarily in connection with the acquisition of the Sears and Home Depot credit card portfolios. PCCR is an intangible asset recognized upon the acquisition of a credit card portfolio representing the present value of the estimated net cash flows attributable to cardholder borrowing activity, subsequent to acquisition, on accounts existing at the date of acquisition. The contract-related intangibles represent the present value of future earnings on accounts to be originated under an exclusive agreement. The contract-related intangibles are initially recorded at their fair value, representing the present value of estimated net cash flows attributable to the future borrowing activity of accounts to be originated subsequent to the date of acquisition. Both PCCR and contract-related intangibles are amortized using a proportionate cash flow method over the period in which 95% of the net cash flows comprising the respective asset are realized. The key assumptions used in measuring the fair value of the PCCR and contract-related intangible assets at the date of acquisition are set out below. The assumptions used to value the mortgage servicing rights are described in Note 9 to the Consolidated Financial Statements.

	Discount Rate	Weighted Average Annual Growth (Attrition) Rate
PCCR	14% to 15%	(10)%
Contract-related intangibles	16% to 17%	16%

        Intangible assets amortization expense was $1,149 million, $803 million and $726 million for 2003, 2002, and 2001, respectively. Intangible assets amortization expense is estimated to be $1,150 million in 2004, $1,090 million in 2005, $1,070 million in 2006, $1,010 million in 2007, and $980 million in 2008.

13.   Restructuring-Related Items

        The status of the 2003, 2002, and 2001 restructuring initiatives is summarized in the following table:

Restructuring Reserve Activity

	Restructuring Initiatives
In millions of dollars
	2003	2002	2001
Original charges	$—	$65	$315

Acquisitions during:(1)
2003	82	—	—
2002	—	186	—
2001	—	—	112

	82	186	112

Utilization during:(2)
2003	—	(173)	(30)
2002	—	(68)	(120)
2001	—	—	(233)

	—	(241)	(383)

Other	—	(10)	(44)

Balance at December 31, 2003	$82	$—	$—

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During 2003, Citicorp recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million related to employee severance and $35 million related to exiting leasehold and other contractual obligations. These restructuring initiatives are expected to be substantially implemented over the next year.

        During 2002, Citicorp recorded restructuring charges of $65 million. Of the $65 million, $42 million related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million related to the acquisition of GSB and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in Restructuring-related items on the Consolidated Statement of Income. In addition, a restructuring reserve of $186 million was recognized as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        The 2002 restructuring reserve utilization of $241 million included employee severance of $123 million and $62 million of leasehold and other exit costs which were paid in cash and an additional $56 million is legally obligated. Through December 31, 2003, approximately 4,450 gross staff positions have been eliminated under these programs including approximately 2,400 gross staff positions in connection with the GSB acquisition.

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

        As of December 31, 2003, the 2001 restructuring reserve was fully utilized, including $65 million of asset impairment charges as well as $318 million of severance and other costs, together with foreign currency translation effects. Through December 31, 2003, approximately 11,000 gross staff positions have been eliminated under these programs.

        Restructuring-related items included on the Consolidated Statement of Income for the years ended December 31 were as follows:

In millions of dollars	2003	2002	2001
Restructuring charges	$—	$65	$315
Changes in estimates	(45)	(79)	(40)
Accelerated depreciation	—	8	61

Total restructuring-related items	$(45)	$(6)	$336

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2003 resulted in the reduction of the reserve for 2002 restructuring initiatives of $13 million, 2001 restructuring initiatives of $14 million, and an $18 million reduction in the reserve for prior years restructuring initiatives. During 2002, changes in estimates resulted in the reduction of the reserve for 2002 restructuring initiatives of $2 million, a reduction of $27 million for 2001 restructuring initiatives and a reduction of $50 million for prior years restructuring initiatives. During 2001, changes in estimates resulted in the reduction of the reserve for 2001 restructuring initiatives of $5 million and a reduction of $35 million for prior years restructuring initiatives.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in 2003, and $8 million and $61 million were recognized in 2002 and 2001, respectively.

14.   Income Taxes

        Following are the components of total income tax expense broken out between the various categories of income and stockholder's equity in which the income tax expense is reported:

In millions of dollars	2003	2002	2001
Current
Federal	$2,384	$2,843	$2,059
Foreign	2,642	2,399	2,290
State	203	319	157

	5,229	5,561	4,506

Deferred
Federal	266	(271)	573
Foreign	294	114	105
State	38	(59)	167

	598	(216)	845

Provision for income tax before minority interest(1)	5,827	5,345	5,351
Provision (benefit) for income taxes on cumulative effect of accounting changes	—	—	(84)
Income tax expense (benefit) reported in stockholder's equity related to:
Foreign currency translation	(244)	(1,027)	(310)
Securities available-for-sale	(28)	343	119
Employee stock plans	(16)	(12)	(1)
Cash flow hedges	(199)	615	179

Income taxes before minority interest	$5,340	$5,264	$5,254

(1)
Includes the effect of securities transactions resulting in a provision of $89 million in 2003, ($130) million in 2002, and $27 million in 2001.

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

In millions of dollars	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8%	1.0%	1.4%
Foreign income tax rate differential	(4.1)%	(2.7)%	(0.9)%
Other, net	(2.0)%	(0.2)%	(0.3)%

Effective income tax rate	29.7%	33.1%	35.2%

        Deferred income taxes at December 31 related to the following:

In millions of dollars	2003	2002
Deferred tax assets
Credit loss deduction	$3,327	$3,912
Unremitted foreign earnings	—	71
Deferred compensation	68	73
Employee benefits	300	244
Interest-related items	494	388
Foreign and state loss carryforwards	255	223
Restructuring and settlement reserves	354	626
Other deferred tax assets	1,355	847

Gross deferred tax assets	6,153	6,384
Valuation allowance	302	158

Deferred tax assets after valuation allowance	5,851	6,226

Deferred tax liabilities
Unremitted foreign earnings	(357)	—
Investments	(1,372)	(1,428)
Leases	(2,262)	(2,418)
Intangibles	(324)	(359)
Depreciation	(439)	(150)
Other deferred tax liabilities	(280)	(214)

Gross deferred tax liabilities	(5,034)	(4,569)

Net deferred tax asset	$817	$1,657

        Foreign pretax earnings approximated $8.1 billion in 2003, $8.4 billion in 2002, and $7.7 billion in 2001. As a U.S. corporation, Citicorp is subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2003, $4.5 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1.4 billion would have to be provided if such earnings were remitted. The current year's effect on the income tax expense from continuing operations is shown in the reconciliation of the federal statutory rate to the Company's effective income tax rate above.

        Income taxes are not provided for on the Company's "savings bank base year bad debt reserves" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2003, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

        The 2003 net change in the valuation allowance related to deferred tax assets was an increase of $144 million, primarily relating to unutilizable foreign deferred tax assets. The valuation allowance of $302 million at December 31, 2003 is primarily related to specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal tax return and in the above jurisdictions. Of the $302 million valuation allowance, $211 relates to foreign deferred tax assets which do not affect Citicorp's consolidated tax expense due to foreign tax credits.

        Management believes that the realization of the recognized net deferred tax asset of $817 million is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup, which has a history of strong earnings, has reported pretax financial statement income from continuing operations of approximately $22 billion, on average each year, over the last three years.

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

        The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2003 and 2002, all of Citicorp's U.S. insured subsidiary depository institutions were "well-capitalized." At December 31, 2003, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

In millions of dollars	Required Minimum	Well- Capitalized Minimum		Citicorp	Citibank, N.A.
Tier 1 capital				$50,671	$35,872
Total capital(1)				$76,153	$53,680
Tier 1 capital ratio	4.0%	6.0%		8.44%	8.40%
Total capital ratio(1)	8.0%	10.0%		12.68%	12.56%
Leverage ratio(2)	3.0%	5.0	%(3)	6.70%	6.57%

(1)
Total capital includes Tier 1 and Tier 2.

(2)
Tier 1 capital divided by adjusted average assets.

(3)
Applicable only to depository institutions.

        There are various legal limitations on the extent to which Citicorp's banking subsidiaries may pay dividends to their parents. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2004, without regulatory approval, of approximately $4.3 billion adjusted by the effect of their net income (loss) for 2004 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $2.4 billion of the available $4.3 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

16.   Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2003 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, January 1, 2001	$(14)	$(755)	$—	$(769)
Cumulative effect of accounting changes, after-tax of $98(1)	86	19	65	170
Unrealized gains on investment securities, after-tax of $96	197	—	—	197
Less: Reclassification adjustment for gains included in net income, after-tax of ($27)	(50)	—	—	(50)
Foreign currency translation adjustment, after-tax of ($321)	—	(1,156)	—	(1,156)
Cash flow hedges, after-tax of $142	—	—	247	247

Change	233	(1,137)	312	(592)

Balance, December 31, 2001	219	(1,892)	312	(1,361)
Unrealized gains on investment securities, after-tax of $220	345	—	—	345
Add: Reclassification adjustment for losses included in net income, after-tax of $123	250	—	—	250
Foreign currency translation adjustment, after-tax of ($1,027)	—	(1,469)	—	(1,469)
Cash flow hedges, after-tax of $615	—	—	1,142	1,142

Change	595	(1,469)	1,142	268

Balance, December 31, 2002	814	(3,361)	1,454	(1,093)
Unrealized gains on investment securities, after-tax of $61	299	—	—	299
Less: Reclassification adjustment for gains included in net income, after-tax of ($89)	(165)	—	—	(165)
Foreign currency translation adjustment, after-tax of ($244)	—	(873)	—	(873)
Cash flow hedges, after-tax of ($199)	—	—	(575)	(575)

Current period change	134	(873)	(575)	(1,314)

Balance, December 31, 2003	$948	$(4,234)	$879	$(2,407)

(1)
Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.

17.   Employee Benefits and Incentive Plans

Retirement Benefits

        Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        Citicorp participates with affiliated companies in the Citigroup U.S. pension plans that resulted in net expense (benefit) of $101 million, $24 million and ($39) million in 2003, 2002, and 2001, respectively. Citicorp's allocated share of the net expense (benefit) was $53 million, $11 million, and ($21) million for 2003, 2002, and 2001, respectively.

        The Company also has various defined benefit pension and termination indemnity plans covering employees outside the United States which resulted in net expense of $137 million, $119 million and $128 million in 2003, 2002, and 2001, respectively.

        At December 31, 2003, the Citigroup U.S. plans' projected benefit obligations were $9.6 billion, the accumulated benefit obligations were $9.4 billion and plan assets were $9.4 billion based upon a discount rate of 6.25%, and a rate of return of 8.0%. Projected benefit obligations, accumulated benefit obligations and plan assets for Citicorp's non-U.S. plans were $3.0 billion, $2.7 billion and $2.8 billion, respectively, at December 31, 2003.

        The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $70 million, $75 million and $30 million for 2003, 2002, and 2001, respectively.

Citigroup 401(k)

        Under the Citigroup 401(k) plan, eligible employees receive matching contributions of up to 3% of compensation, subject to an annual maximum of $1,500, invested in the Citigroup common stock fund. Citicorp's allocated share of the pretax expense associated with this plan amounted to approximately $44 million in 2003, $38 million in 2002, and $48 million in 2001.

Incentive Plans

        The Company participates in a number of equity compensation plans sponsored by Citigroup that provide for stock options, restricted/deferred stock and stock purchase programs to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of Citigroup, and to encourage employee stock ownership. All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors. At December 31, 2003, approximately 431 million shares were authorized for grant under Citigroup's stock incentive plans.

Stock Option Programs and Stock Purchase Program

        The Company participates in a number of stock option programs sponsored by Citigroup that provide for the granting of stock options in Citigroup common stock to officers and employees. Options are granted on Citigroup common stock at the market value at the time of grant. Options granted in 2003 typically vest 33% each year for three years, with the first vesting date occurring 17 months after the grant date. The options granted in 2003 have a term of six years. Also, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. Prior to 2003, options were granted for a period of ten years. Generally, prior to 2003, Citigroup options, including options granted under Travelers predecessor plans and options granted since the date of the merger of Citicorp and Travelers Group Inc., vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger were exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Options granted under Associates predecessor plans vested in 2001 at the time of the merger with Citigroup. Certain options granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

        To further encourage employee stock ownership, the Company's eligible employees participate in the Citigroup Ownership Program and the Citibuilder stock option program. Options granted under the Citigroup Ownership program in 2002 vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature. Beginning in 2003, new options are no longer being granted under these plans.

        Stock Purchase Program offerings, which are administered under the Citigroup 2003 Stock Purchase Program and the Citigroup 2000 Stock Purchase Plan, allow eligible employees to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. Subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Stock Purchase Program may be sourced from authorized and unissued or treasury shares. The offering under the Citigroup 2003 Stock Purchase Program was made on June 15, 2003. The program ends in July 2005. The original offering under the Citigroup Stock Purchase Program was in August 2000. In 2001, three additional offerings were made to new employees in March, July, and November 2001. In February 2002, an additional offering was made to new employees. All offerings under the Citigroup 2000 Stock Purchase Plan have expired. See Note 1 to the Consolidated Financial Statements for the impact during the current year.

Stock Award Programs

        Citicorp, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating Citicorp officers and employees. The restricted or deferred stock generally vests after a two- or three-year vesting period, during which time the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. CAP participants may elect to receive part of their awards in CAP stock and part in stock options. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        In 2003, special equity awards were issued to certain employees in the Global Corporate and Investment Bank and Citigroup International businesses. The awards are not discounted and vest over a three-year term beginning on July 12, 2003 with one-sixth of the award vesting every six months. Until the shares vest, a recipient may not transfer the shares. After they vest, the shares become freely transferable (subject to the stock ownership commitment). From the date of award, the recipient can direct the vote on the shares and receive regular dividends.

        During 2003, Citigroup granted shares under the Citigroup Ownership Program (COP) to eligible employees. This program replaces the CitiBuilder and Citigroup Ownership stock option programs. Employees are issued either restricted or deferred shares of Citigroup common stock which vest after three years, during which time the stock cannot be sold or transferred by the participant. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        The after-tax compensation cost charged to earnings for stock awards was $158 million in 2003, $84 million in 2002, and $52 million in 2001.

Pro Forma Impact of SFAS 123

        Prior to January 1, 2003, Citicorp applied APB 25 in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer to Note 1 for a further description of these accounting standards and a presentation of the effect on net income had the Company applied SFAS 123 in accounting for all of the Company's stock option plans. The pro forma adjustments in that table relate to stock options granted from 1995 through 2002, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

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

        The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2003, 2002, and 2001:

In millions of dollars	2003	2002	2001
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(63)	$217	$126
Net gain (loss) excluded from assessment of effectiveness	(75)	(250)	76
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(16)	(72)	33
Net gain excluded from assessment of effectiveness	2	—	—
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	(2,115)	(1,327)	358

        For cash flow hedges, any changes in the fair value of the end-user derivative remain in Accumulated other changes in equity from nonowner sources on the Consolidated Balance Sheet and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within twelve months of December 31, 2003 are $738 million.

        The accumulated other changes in equity from nonowner sources from cash flow hedges for 2003, 2002, and 2001 can be summarized as follows (after-tax):

In millions of dollars	2003	2002	2001
Beginning balance(1)	$1,454	$312	$65
Net gain from cash flow hedges	159	1,668	393
Net amounts reclassified to earnings	(734)	(526)	(146)

Ending balance	$879	$1,454	$312

(1)
The 2001 amount results from the cumulative effect of accounting change for cash flow hedges.

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

        Derivatives and short sales may expose Citicorp to market risk or credit risk in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

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

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2003, Citicorp's most significant concentration of credit risk was with the U.S. Government and its agencies. The Company's exposure, which primarily results from trading assets and investment securities positions in instruments issued by the U.S. Government and its agencies, amounted to $29.4 billion and $18.7 billion at December 31, 2003 and 2002, respectively. After the U.S. Government, the next largest exposure the Company has is to the Mexican Government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $21.9 billion and $25.0 billion at December 31, 2003 and 2002, respectively, and is comprised of investment securities, loans, and trading assets.

20.   Fair Value of Financial Instruments

Estimated Fair Value of Financial Instruments

        The table below presents the carrying value and fair value of Citicorp's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Also as required, the disclosures exclude the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	2003		2002
In billions of dollars at year-end	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Investments	$124.3	$124.3	$116.7	$116.7
Trading account assets	85.7	85.7	49.0	49.0
Loans(1)	451.1	470.7	415.0	434.0
Other financial assets(2)	87.2	87.2	77.7	78.0

Liabilities
Deposits	$478.5	$478.5	$436.7	$436.9
Trading account liabilities	53.5	53.5	26.4	26.4
Long-term debt	102.2	104.6	78.4	81.7
Other financial liabilities(3)	90.3	90.3	90.7	90.7

(1)
The carrying value of loans is net of the allowance for credit losses and also excludes $15.3 billion and $18.6 billion of lease finance receivables in 2003 and 2002, respectively.

(2)
Includes cash and due from banks, deposits at interest with banks, fed funds sold and securities purchased under agreements to resell and customers' acceptance liability for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of loans held-for-sale, interest and fees receivable, and financial instruments included in other assets on the Consolidated Balance Sheet.

(3)
Includes purchased funds and other borrowings, accrued taxes and other expenses and acceptances outstanding for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in accrued taxes and other expense, and other liabilities on the Consolidated Balance Sheet.

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into.

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded in carrying values (reduced by the allowance for credit losses) by $19.7 billion in 2003 and $19.0 billion in 2002. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $16.3 billion, an increase of $1.9 billion from 2002, and for corporate loans net of the allowance by $3.4 billion, which was a decrease of $1.3 billion from 2002. The excess of the estimated fair value of loans over their carrying value reflects the decline in market interest rates since many of the loans were issued.

21.   Pledged Assets, Collateral, Commitments and Guarantees

Pledged Assets

        At December 31, 2003 and 2002 the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

In millions of dollars	2003	2002
For securities sold under agreements to repurchase	$21,467	$20,199
As collateral for securities borrowed of approximately equivalent value	1,096	1,648
As collateral on bank loans	30,801	33
To clearing organizations or segregated under securities laws and regulations	15,550	14,527
For securities loaned	118	105
Other	45,692	56,250

Total	$114,724	$92,762

        Included in the Other line in the table above is $13.8 billion and $733 million at December 31, 2003 and 2002, respectively, of consumer loans that were pledged as collateral in financing transactions. The increase from the prior year relates to secured borrowings associated with the acquired Sears Credit Card and Financial Products business.

Collateral

        At December 31, 2003 and 2002, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $785 million and $441 million, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

        At December 31, 2003 and 2002, $483 million and $291 million, respectively, of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions, and bank loans.

        In addition, at December 31, 2003 and 2002, the Company had pledged $103 billion and $82 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

        Rental expense (principally for offices and computer equipment) was $1.2 billion, $1.1 billion and $1.2 billion for the years ended December 31, 2003, 2002, and 2001, respectively.

        Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars at year-end
2004	$660
2005	576
2006	483
2007	296
2008	234
Thereafter	1,298

Total	$3,547

Loan Commitments

In millions of dollars at year-end	2003	2002
One- to four-family residential mortgages	$3,599	$3,990
Revolving open-end loans secured by one- to four-family residential properties	14,007	10,297
Commercial real estate, construction and land development	1,322	1,757
Credit card lines(1)(2)	739,162	407,822
Commercial and other consumer loan commitments(3)	221,024	216,194

Total	$979,114	$640,060

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Increase from 2002 primarily relates to the Sears and Home Depot acquisitions.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $130 billion and $135 billion with original maturity of less than one year at December 31, 2003 and 2002, respectively.

        The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $4.4 billion and $5.0 billion at December 31, 2003 and 2002, respectively.

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table on page 81 summarizes at December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at December 31, 2003 and 2002:

	2003
In billions of dollars at December 31, 2003, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$18.3	$17.8	$36.1	$36.1	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	20.7	89.7	110.4	110.4	12,411.8
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	89.7
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.0	$130.7	$252.7	$252.7	$12,688.0

	2002(2)
In billions of dollars at December 31, 2003, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$17.3	$14.4	$31.7	$31.7	$15.6
Performance guarantees	0.3	0.5	0.8	0.8	3.0
Derivative instruments	15.1	31.1	46.2	46.2	7,693.7
Guarantees of collection of contractual cash flows	—	0.2	0.2	0.2	230.0
Loans sold with recourse	4.0	3.6	7.6	7.6	45.2
Securities lending indemnifications(1)	38.0	—	38.0	38.0	—
Credit card merchant processing(1)	15.4	—	15.4	15.4	—
Custody indemnifications(1)	—	11.1	11.1	11.1	—
Market value guarantees(1)	0.3	0.5	0.8	0.8	—

Total	$90.4	$61.4	$151.8	$151.8	$7,987.5

(1)
The carrying values of the Company's obligations under securities lending indemnifications, credit card merchant processing, custody indemnifications and market value guarantees are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

(2)
Reclassified to conform to the 2003 presentation.

        Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company's obligations in connection with the processing of credit card transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. Market value guarantees are issued to guarantee return of principal invested to fund investors.

        At December 31, 2003 and 2002, the Company's maximum potential amount of future payments under these guarantees was approximately $252.7 billion and $151.8 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citicorp's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citicorp may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At December 31, 2003 and 2002, respectively, the Company held as collateral approximately $61 million and $31 million, respectively, of merchant escrow deposits and also had $109 million and $96 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At December 31, 2003 and 2002, this maximum potential exposure was estimated to be $22.6 billion and $15.4 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2003, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities are immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2003, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2003 or 2002, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2003 or 2002 for potential obligations that could arise from the Company's involvement with VTN associations.

        At December 31, 2003 and 2002, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $12.7 billion and $8.0 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at December 31, 2003 and 2002, other liabilities includes an allowance for credit losses of $600 million and $567 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.3 billion and $31.9 billion at December 31, 2003 and 2002, respectively. Securities and other marketable assets held as collateral amounted to $29.6 billion and $18.8 billion and letters of credit in favor of the Company held as collateral amounted to $1.5 billion and $834 million at December 31, 2003 and 2002, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Loans Sold with Credit Enhancements

In billions of dollars at year-end	2003	2002	Form of Credit Enhancement
Residential mortgages and other loans sold with recourse(1)	$6.2	$8.1	2003: Recourse obligation of $1.9 2002: Recourse obligation of $3.6, and put options as described below
GNMA sales/servicing agreements(2)	21.0	31.1	Secondary recourse obligation
Securitized credit card receivables	74.8	66.9	Includes net revenue over the life of the transaction. Also includes other recourse obligations of $2.8 in 2003 and $2.0 in 2002

(1)
Residential mortgages represent 50% of amounts in 2003 and 66% in 2002.

(2)
Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

        Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

        Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $90 million at December 31, 2003 and $230 million at December 31, 2002. Net revenue from securitized credit card receivables included in other revenue was $3.3 billion, $2.7 billion, and $2.1 billion for the years ended December 31, 2003, 2002, and 2001, respectively.

        Various put options were written during 2000 and 1999 which require Citicorp to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. The aggregate amortized amount of these options was approximately $0.8 billion at December 31, 2002. The Company had recorded liabilities totaling approximately $6 million at December 31, 2002 in connection with these options. Subsequent to their initial issuance, such options are marked-to-market with the fluctuation being reflected on the Consolidated Statement of Income. During the first quarter of 2003, Citicorp purchased all remaining outstanding Class A certificates related to the securitization covered by the put option. This effectively removed the remaining put option.

Financial Guarantees

        Financial guarantees are used in various transactions to enhance the credit standing of Citicorp customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citicorp will make payment in the event that the customer fails to fulfill its obligations to third parties.

        Citicorp issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $55.5 billion at December 31, 2003 and $38.0 billion at December 31, 2002, and performance standby letters of credit.

			2003	2002
In billions of dollars at year-end	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Total Amount Outstanding
Insurance, surety	$3.2	$9.6	$12.8	$12.1
Options, purchased securities, and escrow	0.3	—	0.3	0.1
Clean letters of credit	3.9	2.3	6.2	4.9
Other debt related	9.1	4.1	13.2	11.6

Total(1)	$16.5	$16.0	$32.5	$28.7

(1)
Total is net of cash collateral of $3.6 billion in 2003 and $3.0 billion in 2002. Collateral other than cash covered 27% of the total in 2003 and 35% in 2002.

22.   Contingencies

        As described in the "Legal Proceedings" discussion on page 99, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney. The Company's reserve toward the costs of resolving the lawsuits and other legal proceedings in connection with these matters was $600 million at December 31, 2003. The total reserve established in 2002 amounted to $700 million pretax and an after-tax amount of $460 million.

        It is not possible to predict the ultimate outcome of these lawsuits and other legal proceedings, or the timing of their resolution. Management reviews the status of these matters on an ongoing basis and will exercise its judgment in resolving them in such manner as it believes to be in the best interests of the Company. The Company will defend itself vigorously in these cases and believes that it has substantial defenses to the claims asserted. However, given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the multiple defendants in many of them, the very large aggregate damages sought by the plaintiffs, the novel issues presented, the length of time before these cases will be resolved by settlement or through litigation, and the current difficult litigation environment, it is not presently possible to determine the Company's ultimate exposure for these matters and there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserve accrued by the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

23.   Stockholder's Equity of Citibank, N.A.

Changes in Stockholder's Equity

In millions of dollars	2003	2002	2001
Balance at beginning of year	$41,309	$37,623	$27,211
Net income	7,919	6,357	5,102
Dividends paid	(6,812)	(8,061)	(1,782)
Contributions from parent company	1,518	9,127	6,928
Distribution to parent company	—	(6,400)	—
Employee benefit plans	220	136	213
Net change in unrealized gains (losses) on investment securities available-for-sale, after-tax	(207)	391	(53)
Net change in foreign currency translation adjustment, after-tax	61	(629)	(593)
Net change for cash flow hedges, after-tax	(427)	1,004	156
Preferred stock	—	1,600	350
Other	2,372	161	91

Balance at end of year	$45,953	$41,309	$37,623

24.   Related Party Balances

        The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

25.   Selected Quarterly Financial Data (Unaudited)

	2003				2002
In millions of dollars
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net interest revenue	$9,041	$8,381	$8,119	$8,259	$8,338	$7,780	$7,740	$7,758
Fees, commissions and other revenue	5,480	5,386	5,481	5,029	4,810	5,190	5,043	4,663

Total revenues	14,521	13,767	13,600	13,288	13,148	12,970	12,783	12,421
Total benefits, claims and credit losses	2,331	1,727	2,332	2,200	2,820	2,811	2,211	2,699
Operating expense	7,124	6,633	6,687	6,496	7,062	5,672	5,940	5,941

Income before income taxes and minority interest	5,066	5,407	4,581	4,592	3,266	4,487	4,632	3,781
Income taxes	1,488	1,579	1,323	1,437	1,000	1,482	1,567	1,296
Minority interest, after-tax	39	162	39	38	34	32	27	19

Net income	$3,539	$3,666	$3,219	$3,117	$2,232	$2,973	$3,038	$2,466

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

Associates First Capital Corporation (Associates)

        In connection with Citigroup's November 30, 2000 acquisition of Associates in which Associates became a wholly owned subsidiary of Citicorp, Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America (ACONA), a subsidiary of Associates.

        Effective as of August 10, 2001, CBC, the parent company of CCC, transferred 100% of the stock of CCC to Associates in exchange for convertible preferred stock of Associates, making CCC a wholly owned subsidiary of Associates. The condensed consolidating financial statements account for the transaction in a manner similar to a pooling of interest and therefore all prior periods have been restated.

        On October 2, 2001, ACONA merged with and into Associates at which time, Associates assumed ACONA's obligations under all debt instruments and agreements. Information included in the following condensed financial statements under the Associates column represents Associates Consolidated which includes ACONA's and CCC's results.

        On July 1, 2002, Citicorp contributed its remaining interest in the stock of AFCC to CBC, making AFCC a wholly owned subsidiary of CBC. Citicorp remains the guarantor of the outstanding long-term debt, securities and commercial paper of AFCC.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of December 31, 2003 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $63.4 billion. Citicorp also has guaranteed various debt obligations of Associates and CCC.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$6,812	$—	$—	$—	$(6,812)	$—
Interest from subsidiaries	1,418	—	—	(1,418)	—	—
Interest on loans, including fees—third party	1	6,825	7,973	29,995	(6,825)	37,969
Interest on loans, including fees—intercompany	—	42	83	(83)	(42)	—
Other interest revenue	—	160	228	8,077	(160)	8,305
Fees, commissions and other revenue—third party	8	652	806	20,562	(652)	21,376
Fees, commissions and other revenue—intercompany	—	25	57	(57)	(25)	—

	8,239	7,704	9,147	57,076	(14,516)	67,650

Expense
Interest on other borrowed funds—third party	1,764	1	46	(124)	(1)	1,686
Interest on other borrowed funds—intercompany	—	320	11	(11)	(320)	—
Interest and fees paid to subsidiaries	124	—	—	(124)	—	—
Interest on long-term debt—third party	—	226	1,063	2,574	(226)	3,637
Interest on long-term debt—intercompany	—	1,790	1,193	(1,193)	(1,790)	—
Interest on deposits	—	12	13	7,138	(12)	7,151
Benefits, claims and credit losses	—	1,915	2,163	6,427	(1,915)	8,590
Other expense—third party	24	1,706	2,168	24,748	(1,706)	26,940
Other expense—intercompany	—	70	83	(83)	(70)	—

	1,912	6,040	6,740	39,352	(6,040)	48,004

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	6,327	1,664	2,407	17,724	(8,476)	19,646
Income tax (benefit)	(494)	608	807	5,514	(608)	5,827
Minority interest, net of income taxes	—	—	—	278	—	278
Equity in undistributed income of subsidiaries	6,720	—	—	—	(6,720)	—

Net income	$13,541	$1,056	$1,600	$11,932	$(14,588)	$13,541

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2002
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$8,061	$—	$—	$—	$(8,061)	$—
Interest from subsidiaries	1,819	—	—	(1,819)	—	—
Interest on loans, including fees—third party	12	6,936	8,056	29,691	(6,936)	37,759
Interest on loans, including fees—intercompany	—	244	234	(234)	(244)	—
Other interest revenue	(114)	168	258	8,792	(168)	8,936
Fees, commissions and other revenue—third party	—	631	846	18,860	(631)	19,706
Fees, commissions and other revenue—intercompany	—	10	15	(15)	(10)	—

	9,778	7,989	9,409	55,275	(16,050)	66,401

Expense
Interest on other borrowed funds—third party	1,967	2	52	506	(2)	2,525
Interest on other borrowed funds—intercompany	—	188	119	(119)	(188)	—
Interest and fees paid to subsidiaries	140	—	—	(140)	—	—
Interest on long-term debt—third party	—	269	1,382	2,375	(269)	3,757
Interest on long-term debt—intercompany	—	1,786	1,195	(1,195)	(1,786)	—
Interest on deposits	—	16	19	8,778	(16)	8,797
Benefits, claims and credit losses	—	1,797	2,055	8,486	(1,797)	10,541
Other expense—third party	126	1,631	2,180	22,309	(1,631)	24,615
Other expense—intercompany	—	—	22	(22)	—	—

	2,233	5,689	7,024	40,978	(5,689)	50,235

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	7,545	2,300	2,385	14,297	(10,361)	16,166
Income tax (benefit)	(245)	815	766	4,824	(815)	5,345
Minority interest, net of income taxes	—	—	—	112	—	112
Equity in undistributed income of subsidiaries	2,919	—	—	—	(2,919)	—

Net income	$10,709	$1,485	$1,619	$9,361	$(12,465)	$10,709

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2001
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$3,108	$—	$—	$—	$(3,108)	$—
Interest from subsidiaries	2,542	—	—	(2,542)	—	—
Interest on loans, including fees—third party	—	7,074	10,000	29,484	(7,074)	39,484
Interest on loans, including fees—intercompany	—	69	1,198	(1,198)	(69)	—
Other interest revenue	10	180	287	8,168	(180)	8,465
Fees, commissions and other revenue	4	608	1,775	17,538	(608)	19,317

	5,664	7,931	13,260	51,450	(11,039)	67,266

Expense
Interest on other borrowed funds—third party	2,436	3	408	538	(3)	3,382
Interest on other borrowed funds—intercompany	—	2,338	694	(694)	(2,338)	—
Interest and fees paid to subsidiaries	219	—	—	(219)	—	—
Interest on long-term debt—third party	—	338	2,027	2,907	(338)	4,934
Interest on long-term debt—intercompany	—	689	1,395	(1,395)	(689)	—
Interest on deposits	—	17	32	11,833	(17)	11,865
Benefits, claims and credit losses	—	1,419	2,647	5,096	(1,419)	7,743
Other expense	89	1,782	3,427	20,605	(1,782)	24,121

	2,744	6,586	10,630	38,671	(6,586)	52,045

Income before taxes, minority interest, cumulative effect of accounting changes, and equity in undistributed income of subsidiaries	2,920	1,345	2,630	12,779	(4,453)	15,221
Income tax (benefit)	(100)	485	979	4,472	(485)	5,351
Minority interest, net of income taxes	—	—	—	84	—	84
Cumulative effect of accounting changes	—	—	(103)	(41)	—	(144)
Equity in undistributed income of subsidiaries	6,622	—	—	—	(6,622)	—

Net income	$9,642	$860	$1,548	$8,182	$(10,590)	$9,642

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Balance Sheet

	December 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$375	$553	$16,154	$(375)	$16,707
Cash and due from banks—intercompany	12	82	163	(175)	(82)	—
Deposits at interest with banks—third party	—	—	—	19,777	—	19,777
Deposits at interest with banks—intercompany	3,236	—	—	(3,236)	—	—
Investments	89	3,124	4,050	120,153	(3,124)	124,292
Loans, net of unearned income—third party	—	59,768	69,888	409,081	(59,768)	478,969
Loans, net of unearned income—intercompany	—	4,118	4,101	(4,101)	(4,118)	—
Allowance for credit losses	—	(1,049)	(1,237)	(11,406)	1,049	(12,643)

Total loans, net	—	62,837	72,752	393,574	(62,837)	466,326
Advances to subsidiaries	46,812	—	—	(46,812)	—	—
Investments in subsidiaries	91,127	—	—	—	(91,127)	—
Other assets—third party	2,013	4,497	7,646	183,342	(4,497)	193,001
Other assets—intercompany	—	203	277	(277)	(203)	—

Total assets	$143,289	$71,118	$85,441	$682,500	$(162,245)	$820,103

Liabilities and stockholder's equity
Deposits	$—	$1,010	$1,238	$477,256	$(1,010)	$478,494
Purchased funds and other borrowings—third party	13,147	117	1,733	51,481	(117)	66,361
Purchased funds and other borrowings—intercompany	—	10,474	872	(872)	(10,474)	—
Long-term debt—third party	45,033	2,942	17,659	39,542	(2,942)	102,234
Long-term debt—intercompany	—	44,281	55,736	(55,736)	(44,281)	—
Advances from subsidiaries	2,095	—	—	(2,095)	—	—
Other liabilities—third party	1,057	2,175	2,505	87,658	(2,175)	91,220
Other liabilities—intercompany	163	724	278	(441)	(724)	—
Stockholder's equity	81,794	9,395	5,420	85,707	(100,522)	81,794

Total liabilities and stockholder's equity	$143,289	$71,118	$85,441	$682,500	$(162,245)	$820,103

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Balance Sheet

	December 31, 2002
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)(2)	Consolidating adjustments(3)	Citicorp consolidated(1)
Assets
Cash and due from banks—third party	$3	$463	$675	$13,046	$(463)	$13,724
Cash and due from banks—intercompany	19	67	174	(193)	(67)	—
Deposits at interest with banks—third party	2	—	—	16,380	—	16,382
Deposits at interest with banks—intercompany	2,208	—	—	(2,208)	—	—
Investments	360	2,490	4,851	111,468	(2,490)	116,679
Loans, net of unearned income—third party	—	58,205	68,084	377,012	(58,205)	445,096
Loans, net of unearned income—intercompany	—	3,178	3,956	(3,956)	(3,178)	—
Allowance for credit losses	—	(908)	(1,131)	(9,970)	908	(11,101)

Total loans, net	—	60,475	70,909	363,086	(60,475)	433,995
Advances to subsidiaries	42,540	—	—	(42,540)	—	—
Investments in subsidiaries	81,640	—	—	—	(81,640)	—
Other assets—third party	345	4,876	7,579	139,033	(4,876)	146,957
Other assets—intercompany	—	66	278	(278)	(66)	—

Total assets	$127,117	$68,437	$84,466	$597,794	$(150,077)	$727,737

Liabilities and stockholder's equity
Deposits	$—	$1,005	$1,215	$435,521	$(1,005)	$436,736
Purchased funds and other borrowings—third party	14,960	36	1,563	52,329	(36)	68,852
Purchased funds and other borrowings—intercompany	—	3,858	680	(680)	(3,858)	—
Long-term debt—third party	32,861	3,342	22,624	22,887	(3,342)	78,372
Long-term debt—intercompany	—	49,403	47,023	(47,023)	(49,403)	—
Advances from subsidiaries	3,746	—	—	(3,746)	—	—
Other liabilities—third party	1,902	2,071	3,366	64,969	(2,071)	70,237
Other liabilities—intercompany	108	997	140	(248)	(997)	—
Stockholder's equity	73,540	7,725	7,855	73,785	(89,365)	73,540

Total liabilities and stockholder's equity	$127,117	$68,437	$84,466	$597,794	$(150,077)	$727,737

(1)
Reclassified to conform to the 2003 presentation.

(2)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(3)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows

	December 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$3,181	$4,046	$2,116	$6,895	$(4,046)	$12,192

Cash flows from investing activities
Investments—available-for-sale
Purchases	(4)	(3,464)	(2,951)	(178,933)	3,464	(181,888)
Proceeds from sales	275	2,770	2,718	108,929	(2,770)	111,922
Maturities	—	84	236	65,055	(84)	65,291
Changes in investments and advances—intercompany	(8,121)	(940)	185	7,936	940	—
Net increase in loans	—	(4,335)	(4,021)	(27,586)	4,335	(31,607)
Proceeds from sales of loans	—	—	—	18,553	—	18,553
Business acquisitions	—	—	—	(21,456)	—	(21,456)
Other investing activities	—	—	1,665	(18,891)	—	(17,226)

Net cash used in investing activities	(7,850)	(5,885)	(2,168)	(46,393)	5,885	(56,411)

Cash flows from financing activities
Net increase in deposits	—	5	—	40,774	(5)	40,774
Net change in purchased funds and other borrowings—third party	(1,813)	81	163	(208)	(81)	(1,858)
Net change in purchased funds, other borrowings and advances—intercompany	(1,490)	6,616	4,721	(3,231)	(6,616)	—
Proceeds from issuance of long-term debt—third party	15,710	—	—	22,789	—	38,499
Repayment of long-term debt—third party	(3,538)	(13,825)	(4,965)	(18,079)	13,825	(26,582)
Proceeds from issuance of long-term debt—intercompany	—	8,303	—	—	(8,303)	—
Dividends paid	(4,210)	—	—	—	—	(4,210)
Contributions from parent company	—	586	—	—	(586)	—

Net cash provided by (used in) financing activities	4,659	1,766	(81)	42,045	(1,766)	46,623

Effect of exchange rate changes on cash and due from banks	—	—	—	579	—	579

Net (decrease) increase in cash and due from banks	(10)	(73)	(133)	3,126	73	2,983
Cash and due from banks at beginning of year	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of year	$12	$457	$716	$15,979	$(457)	$16,707

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$877	$2,476	$2,617	$6,428	$(2,476)	$9,922
Income taxes	2,232	507	507	2,031	(507)	4,770
Non-cash investing activities:
Transfers to repossessed assets	—	1,154	845	181	(1,154)	1,026
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	4,000	(4,664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2002
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$7,957	$3,781	$4,730	$7,035	$(3,781)	$19,722

Cash flows from investing activities
Investments—available-for-sale
Purchases	(33)	(2,371)	(3,467)	(337,367)	2,371	(340,867)
Proceeds from sales	155	2,160	2,609	250,372	(2,160)	253,136
Maturities	—	342	809	62,017	(342)	62,826
Changes in investments and advances — intercompany	(10,761)	2,456	(4,386)	15,147	(2,456)	—
Net increase in loans	—	(6,376)	(8,192)	(33,720)	6,376	(41,912)
Proceeds from sales of loans	—	—	—	17,005	—	17,005
Business acquisitions	—	—	—	(3,953)	—	(3,953)
Other investing activities	1,203	—	693	14,210	—	16,106

Net cash used in investing activities	(9,436)	(3,789)	(11,934)	(16,289)	3,789	(37,659)

Cash flows from financing activities
Net increase in deposits	—	179	291	30,508	(179)	30,799
Net change in purchased funds and other borrowings—third party	2,009	(61)	(464)	6,938	61	8,483
Net change in purchased funds, other borrowings and advances—intercompany	3,066	(17,931)	7,796	(10,862)	17,931	—
Proceeds from issuance of long-term debt—third party	47,512	—	—	(4,036)	—	43,476
Repayment of long-term debt—third party	(44,360)	(920)	(9,389)	(4,270)	920	(58,019)
Proceeds from issuance of long-term debt—intercompany	—	17,973	8,083	(8,083)	(17,973)	—
Dividends paid	(6,744)	—	—	—	—	(6,744)
Contributions from parent company	—	659	—	—	(659)	—

Net cash provided by (used in) financing activities	1,483	(101)	6,317	10,195	101	17,995

Effect of exchange rate changes on cash and due from banks	—	—	—	98	—	98

Net increase (decrease) in cash and due from banks	4	(109)	(887)	1,039	109	156
Cash and due from banks at beginning of year	18	639	1,736	11,814	(639)	13,568

Cash and due from banks at end of year	$22	$530	$849	$12,853	$(530)	$13,724

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,409	$2,212	$2,539	$9,476	$(2,212)	$13,424
Income taxes	1,465	896	637	2,636	(896)	4,738
Non-cash investing activities:
Transfers to repossessed assets	—	952	952	177	(952)	1,129
Capital contributions to subsidiaries	3,038	—	—	(3,038)	—	—
Non-cash financing activities:
Dividends	—	—	—	—	—	—
Contributions from parent company	$5,832	$—	$—	$—	$—	$5,832

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2001
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$1,816	$5,054	$4,588	$6,470	($5,054)	$12,874

Cash flows from investing activities
Investments—available-for-sale
Purchases	(6,165)	(2,199)	(2,199)	(403,990)	2,199	(412,354)
Proceeds from sales	5,286	1,573	2,767	366,331	(1,573)	374,384
Maturities	—	346	922	23,970	(346)	24,892
Changes in investments and advances — intercompany	(16,635)	889	16,550	85	(889)	—
Net decrease (increase) in loans	671	(8,883)	(3,864)	(31,826)	8,883	(35,019)
Proceeds from sales of loans	—	—	—	26,470	—	26,470
Business acquisitions	—	—	—	(6,869)	—	(6,869)
Other investing activities	220	(34)	(14)	(12,666)	34	(12,460)

Net cash used in investing activities	(16,623)	(8,308)	14,162	(38,495)	8,308	(40,956)

Cash flows from financing activities
Net increase (decrease) in deposits	—	582	483	41,228	(582)	41,711
Net change in purchased funds and other borrowings—third party	3,929	29	(25,182)	10,293	(29)	(10,960)
Net change in purchased funds, other borrowings and advances—intercompany	(502)	9,034	6,021	(5,519)	(9,034)	—
Proceeds from issuance of long-term debt—third party	20,085	—	—	16,014	—	36,099
Repayment of long-term debt—third party	(2,931)	(704)	(12,209)	(15,611)	704	(30,751)
(Repayments of) proceeds from issuance of long-term debt—intercompany	—	(5,280)	13,788	(13,788)	5,280	—
Dividends paid	(5,784)	—	—	—	—	(5,784)
Contributions from parent company	—	—	(147)	147	—	—

Net cash provided by financing activities	14,797	3,661	(17,246)	32,764	(3,661)	30,315

Effect of exchange rate changes on cash and due from banks	—	—	—	(323)	—	(323)

Net (decrease) increase in cash and due from banks	(10)	407	1,504	416	(407)	1,910
Cash and due from banks at beginning of year	28	232	232	11,398	(232)	11,658

Cash and due from banks at end of year	$18	$639	$1,736	$11,814	($639)	$13,568

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,340	$3,348	$4,692	$13,896	($3,348)	$19,928
Income taxes	1,630	143	694	331	(143)	2,655
Non-cash investing activities:
Transfers to repossessed assets	—	1,313	228	190	(1,313)	418
Capital contributions to subsidiaries	2,000	—	—	(2,000)	—	—
Non-cash financing activities:
Dividends	642	—	—	—	—	642
Contributions from parent company	$6,250	$—	$—	$—	$—	$6,250

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes elimination of CCC, included in the Associates column.

FINANCIAL DATA SUPPLEMENT (UNAUDITED)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Assets
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$245,013	$203,227	$177,701	$20,844	$19,826	$19,769	8.51	9.76	11.12
In offices outside the U.S.(6)	96,394	89,387	85,021	10,866	10,664	10,545	11.27	11.93	12.40

Total consumer loans	341,407	292,614	262,722	31,710	30,490	30,314	9.29	10.42	11.54

Corporate loans
In U.S. offices
Commercial and industrial	18,743	20,081	25,217	901	1,000	1,519	4.81	4.98	6.02
Lease financing	2,052	1,851	1,816	132	150	263	6.43	8.10	14.48
Mortgage and real estate	245	435	794	12	22	40	4.90	5.06	5.04
In offices outside the U.S.(6)	81,100	84,188	86,732	5,214	6,099	7,351	6.43	7.24	8.48

Total corporate loans	102,140	106,555	114,559	6,259	7,271	9,173	6.13	6.82	8.01

Total loans	443,547	399,169	377,281	37,969	37,761	39,487	8.56	9.46	10.47

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	4,710	6,219	7,310	50	105	288	1.06	1.69	3.94
In offices outside the U.S.(6)	8,071	2,951	3,350	272	326	221	3.37	11.05	6.60

Total	12,781	9,170	10,660	322	431	509	2.52	4.70	4.77

Investments
In U.S. offices
Taxable	56,412	35,670	22,935	1,756	1,334	944	3.11	3.74	4.12
Exempt from U.S. income tax	7,424	6,340	5,854	502	460	411	6.76	7.26	7.02
In offices outside the U.S.(6)	60,358	53,155	38,821	2,651	3,086	2,557	4.39	5.81	6.59

Total	124,194	95,165	67,610	4,909	4,880	3,912	3.95	5.13	5.79

Trading account assets(7)
In U.S. offices	9,424	6,641	4,697	496	279	263	5.26	4.20	5.60
In offices outside the U.S.(6)	18,156	15,103	12,263	989	1,345	1,158	5.45	8.91	9.44

Total	27,580	21,744	16,960	1,485	1,624	1,421	5.38	7.47	8.38

Loans held-for-sale, in U.S. offices	14,258	12,071	14,193	919	1,138	1,483	6.45	9.43	10.45

Deposits at interest with banks(6)	19,764	17,406	18,379	819	1,008	1,267	4.14	5.79	6.89

Total interest-earning assets	642,124	554,725	505,083	$46,423	$46,842	$48,079	7.23	8.44	9.52

Non-interest earning assets(7)	117,185	102,931	84,720

Total assets	$759,309	$657,656	$589,803

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

(4)
Reclassified to conform to the 2003 presentation.

(5)
Includes cash-basis loans.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange impact in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Expense			% Average Rate
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$115,614	$95,256	$68,427	$992	$1,232	$1,762	0.86	1.29	2.58
Other time deposits	31,127	29,216	23,191	610	584	959	1.96	2.00	4.14
In offices outside the U.S.(6)	254,508	228,296	209,120	5,549	6,981	9,144	2.18	3.06	4.37

Total	401,249	352,768	300,738	7,151	8,797	11,865	1.78	2.49	3.95

Trading account liabilities(7)
In U.S. offices	4,303	2,999	2,526	47	42	37	1.09	1.40	1.46
In offices outside the U.S.(6)	1,163	579	827	15	13	12	1.29	2.25	1.45

Total	5,466	3,578	3,353	62	55	49	1.13	1.54	1.46

Purchased funds and other borrowings
In U.S. offices	41,787	39,881	42,055	622	952	1,634	1.49	2.39	3.89
In offices outside the U.S.(6)	20,359	19,482	19,045	1,002	1,518	1,699	4.92	7.79	8.92

Total	62,146	59,363	61,100	1,624	2,470	3,333	2.61	4.16	5.45

Long-term debt
In U.S. offices	77,785	63,191	76,078	3,318	3,241	4,401	4.27	5.13	5.78
In offices outside the U.S.(6)	8,284	10,242	9,968	319	516	533	3.85	5.04	5.35

Total	86,069	73,433	86,046	3,637	3,757	4,934	4.23	5.12	5.73

Total interest-bearing liabilities	554,930	489,142	451,237	$12,474	$15,079	$20,181	2.25	3.08	4.47

Demand deposits in U.S. offices	7,382	8,218	8,293
Other non-interest bearing liabilities(7)	120,206	92,927	76,571
Total stockholder's equity	76,791	67,369	53,702

Total liabilities and stockholder's equity	$759,309	$657,656	$589,803

Net interest revenue as a percentage of average interest-earning assets(8)
In U.S. offices	$358,310	$292,407	$260,076	$19,724	$18,087	$15,528	5.50	6.19	5.97
In offices outside the U.S.	283,814	262,318	245,007	14,225	13,676	12,370	5.01	5.21	5.05

Total	$642,124	$554,725	$505,083	$33,949	$31,763	$27,898	5.29	5.73	5.52

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

(4)
Reclassified to conform to the 2003 presentation.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange impact in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(8)
Includes the allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS(1)(2)
Citicorp and Subsidiaries

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(3)	Average Volume	Average Rate	Net Change(3)
Assets
Loans—consumer
In U.S. offices	$3,755	$(2,737)	$1,018	$2,652	$(2,595)	$57
In offices outside the U.S.(4)	809	(607)	202	530	(411)	119

Total	4,564	(3,344)	1,220	3,182	(3,006)	176

Loans—corporate
In U.S. offices	(68)	(59)	(127)	(322)	(328)	(650)
In offices outside the U.S.(4)	(218)	(667)	(885)	(210)	(1,042)	(1,252)

Total	(286)	(726)	(1,012)	(532)	(1,370)	(1,902)

Total loans	4,278	(4,070)	208	2,650	(4,376)	(1,726)

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	(22)	(33)	(55)	(38)	(145)	(183)
In offices outside the U.S.(4)	285	(339)	(54)	(29)	134	105

Total	263	(372)	(109)	(67)	(11)	(78)

Investments
In U.S. offices	812	(348)	464	574	(135)	439
In offices outside the U.S.(4)	382	(817)	(435)	859	(330)	529

Total	1,194	(1,165)	29	1,433	(465)	968

Trading account assets
In U.S. offices	135	82	217	92	(76)	16
In offices outside the U.S.(4)	236	(592)	(356)	256	(69)	187

Total	371	(510)	(139)	348	(145)	203

Loans held-for-sale, in U.S. offices	182	(401)	(219)	(209)	(136)	(345)

Deposits at interest with banks(4)	124	(313)	(189)	(64)	(195)	(259)

Total interest revenue	$6,412	$(6,831)	$(419)	$4,091	$(5,328)	$(1,237)

Liabilities
Deposits
In U.S. offices	$291	$(505)	$(214)	$771	$(1,676)	$(905)
In offices outside the U.S.(4)	736	(2,168)	(1,432)	779	(2,942)	(2,163)

Total	1,027	(2,673)	(1,646)	1,550	(4,618)	(3,068)

Trading account liabilities
In U.S. offices	16	(11)	5	7	(2)	5
In offices outside the U.S.(4)	9	(7)	2	(4)	5	1

Total	25	(18)	7	3	3	6

Purchased funds and other borrowings
In U.S. offices	44	(374)	(330)	(81)	(601)	(682)
In offices outside the U.S.(4)	66	(582)	(516)	38	(219)	(181)

Total	110	(956)	(846)	(43)	(820)	(863)

Long-term debt
In U.S. offices	676	(599)	77	(695)	(465)	(1,160)
In offices outside the U.S.(4)	(88)	(109)	(197)	14	(31)	(17)

Total	588	(708)	(120)	(681)	(496)	(1,177)

Total interest expense	1,750	(4,355)	(2,605)	829	(5,931)	(5,102)

Net interest revenue	$4,662	$(2,476)	$2,186	$3,262	$603	$3,865

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Reclassified to conform to the 2003 presentation.

(3)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(4)
Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and foreign exchange impact in certain countries.

RATIOS

	2003	2002	2001
Net income to average assets	1.78%	1.63%	1.63%
Return on average total stockholder's equity	17.6%	15.9%	18.0%
Total average equity to average assets	10.11%	10.24%	9.11%

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

	2003		2002		2001
In millions of dollars at year-end	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Banks(2)	$28,800	2.81%	$26,941	3.69%	$24,039	6.39%
Other demand deposits	86,472	1.53%	81,696	1.66%	59,102	2.74%
Other time and savings deposits(2)	160,590	2.11%	138,414	3.39%	140,650	4.33%

Total	$275,862	2.00%	$247,051	2.85%	$223,791	4.13%

(1)
Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 18 to the Consolidated Financial Statements.

(2)
Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at year-end 2003	Under 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
Certificates of deposit	$4,293	$726	$1,024	$1,720
Other time deposits	11,715	246	26	30

SHORT-TERM AND OTHER BORROWINGS(1)

	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(2)
				Commercial Paper			Other Funds Borrowed(2)
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Amounts outstanding at year-end	$30,500	$36,997	$30,328	$14,712	$16,487	$12,215	$21,149	$15,368	$14,369
Average outstanding during the year	31,652	33,055	16,776	14,461	12,829	29,767	16,033	13,479	14,557
Maximum month-end outstanding	38,433	36,997	33,245	16,942	16,487	35,303	25,705	25,870	17,994

Weighted-average interest rate
During the year(3)	2.97%	4.15%	5.62%	1.06%	1.73%	3.56%	3.30%	6.50%	9.13%
At year-end(4)	3.12%	3.26%	4.96%	1.25%	1.57%	1.99%	1.81%	2.97%	3.30%

(1)
Original maturities of less than one year.

(2)
Rates reflect prevailing local interest rates including inflationary effects and foreign exchange impact in certain countries.

(3)
Interest rates include the effects of risk management activities. See Note 18 to the Consolidated Financial Statements.

(4)
Based on contractual rates at year-end.

REGULATION AND SUPERVISION

Bank Holding Company Regulation

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (California, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

        Under the GLB Act, financial holding companies are able to make acquisitions of companies that engage in activities that are financial in nature, both in the United States and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and, in some cases, foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the United States and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

        The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 20 to the Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

        Numerous other federal and state laws also affect the Company's earnings and activities, including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private

Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

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

        The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 2003, the Company's bank and thrift subsidiaries, including Citibank, were "well-capitalized." See "Management's Discussion and Analysis" and Note 15 to the Consolidated Financial Statements for capital analysis.

        A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

        The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47. A recent amendment to the Fair Credit Reporting Act requires the Company's subsidiaries to give their customers the opportunity not to receive marketing solicitations that are based on the use of information from another subsidiary of the Company regarding the customer. This requirement, which is expected to become effective on approximately December 1, 2004, when implementing regulations become effective, largely parallels the Company's current practice under its privacy policy.

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

Properties

        The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building which is partially leased by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building under a long-term lease located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

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

        Banamex maintains its principal offices in Mexico City in facilities which are, in part, owned and, in part, leased by it. Banamex has office and branch sites throughout Mexico. The majority of these sites are owned.

        Other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations.

        The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 21 to the Consolidated Financial Statements.

LEGAL PROCEEDINGS

Enron Corp.

        In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. Discovery is proceeding pending the Court's decision on class certification.

        Additional actions have been filed against Citigroup and certain of its affiliates, including Citicorp, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of Citigroup Global Markets Inc. (CGMI) in connection with research reports concerning Enron, alleging breach of contract; (vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and are now generally inactive pending the Court's decision on the pending motion on class certification.

Dynegy Inc.

        On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

Adelphia Communications Corporation

        On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

        In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

        Additional lawsuits containing similar claims to those described above may be filed in the future.

Principal Accountant Fees and Services

        The following is a description of the fees earned by KPMG, independent auditors for the Company, which include those fees billed to the Company as well as those not yet billed, for services rendered to Citicorp for the years ended December 31, 2003 and 2002:

        Audit Fees:    Audit fees include fees paid by Citicorp to KPMG in connection with the annual audit of Citicorp's consolidated financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of Citicorp's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to Citicorp's regulatory filings, reports on internal control reviews required by regulators, due diligence on completed acquisitions and accounting advice on completed transactions. The aggregate fees earned by KPMG for audit services rendered to Citicorp and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $32.0 million and $25.7 million, respectively.

        Audit Related Fees:    Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attest services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to Citicorp and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $4.3 million and $2.6 million, respectively.

        Tax Fees:    Tax fees include corporate tax compliance, counsel and advisory services as well as expatriate tax services primarily in 2002. The aggregate fees earned by KPMG for the tax related services rendered to Citicorp and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $7.5 million and $13.8 million, respectively.

        Of the $7.5 million of tax fees earned by KPMG in 2003, approximately $3.9 million was related to tax compliance services, $3.2 million was related to tax counsel and advisory services, and the balance, approximately $0.4 million, was related to expatriate tax services which were contracted for prior to Citigroup's adoption of its policy prohibiting the engagement of KPMG for such services. Of the $13.8 million of tax fees earned by KPMG in 2002, approximately $8.9 million was related to expatriate tax services and the balance, $4.9 million, was related to tax compliance, tax counsel and advisory services.

        All Other Fees:    The aggregate fees earned by KPMG for all other services rendered to Citicorp and its subsidiaries for matters such as general consulting for the years ended December 31, 2003 and December 31, 2002 totaled approximately $0.1 million and $1.2 million, respectively.

        The fees earned by KPMG in 2003 and 2002 were for services contracted for prior to Citicorp's adoption of its policy prohibiting the engagement of its primary independent auditors for non-audit services, as described below. Citicorp has not engaged KPMG for any additional non-audit services other than those permitted under its policy unless such services were individually approved by the Citigroup Audit and Risk Management Committee.

        Financial Information Systems Design and Implementation Fees:    Citicorp did not engage KPMG to provide advice to Citicorp regarding financial information systems design and implementation during the years ended December 31, 2003 and December 31, 2002.

Approval of Independent Auditor Services and Fees

        Citigroup's Audit and Risk Management Committee has reviewed and approved all fees charged by Citicorp's independent auditors, and actively monitored the relationship between audit and non-audit services provided. The Audit and Risk Management Committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, Citicorp adopted a policy that it would no longer engage its primary independent auditors for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the Audit and Risk Management Committee and presented to the full committee at its next regular meeting. The policy also includes limitations on the hiring of KPMG partners and other professionals to ensure that we satisfy the SEC's auditor independence rules.

        Under the Citigroup policy approved by the Audit and Risk Management Committee, the committee must pre-approve all services provided by Citicorp's independent auditors and fees charged. The committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the committee will periodically monitor the levels of KPMG fees against the pre-approved limits. The Audit and Risk Management Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the Audit and Risk Management Committee for approval and to the full Audit and Risk Management Committee at its next regular meeting.

        Administration of the policy is centralized within, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the Audit and Risk Management Committee.

10-K CROSS-REFERENCE INDEX

        This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2003 results.

Form 10-K

Item Number		Page
Part I
1.	Business	3 - 46, 97 - 100
2.	Properties	98 - 99
3.	Legal Proceedings	99
4.	Submission of Matters to a Vote of Security Holders	*
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	**
6.	Selected Financial Data	*
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 46
7A.	Quantitative and Qualitative Disclosures about Market Risk	26 - 39, 63 - 71, 78 - 83
8.	Financial Statements and Supplementary Data	49 - 96
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A.	Controls and Procedures	47
Part III
10.	Directors and Executive Officers of the Registrant	*
11.	Executive Compensation	*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
13.	Certain Relationships and Related Transactions	*
14.	Principal Accountant Fees and Services	100
Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	102

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

CORPORATE INFORMATION

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

Exhibit Index

3.01		Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).
3.02		Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738 (Citicorp's 2002 10-K)).
12.01	+	Calculation of Ratio of Income to Fixed Charges.
14.01		Code of Ethics (incorporated by reference to Exhibit 14.01 to Citicorp's 2002 10-K).
21.01		Subsidiaries of Citicorp. Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of Citicorp is omitted.
23.01	+	Consent of KPMG LLP.
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.

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

        No other reports on Form 8-K were filed during the 2003 fourth quarter. However, on January 22, 2004, the Company filed a Current Report on Form 8-K, dated January 22, 2004, reporting under Item 5 thereof the summarized results of its operations for the quarter and year ended December 31, 2003. On February 3, 2004, the Company filed a Current Report on Form 8-K, dated January 23, 2004, (a) reporting under Item 5 thereof the completion of a consent solicitation with respect to certain debt obligations of Associates First Capital Corporation and (b) filing as exhibits under Item 7 thereof the related supplemental indentures.

Code of Ethics

        The Company has adopted Citigroup's code of ethics for financial professionals which applies to the Company's principal executive officer, principal financial officer and principal accounting officer.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2004.

Citicorp (Registrant)
/s/ TODD S. THOMSON Todd S. Thomson Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2004.

Citicorp's Principal Executive Officer:
/s/ ROBERT B. WILLUMSTAD Robert B. Willumstad
Citicorp's Principal Financial Officer:
/s/ TODD S. THOMSON Todd S. Thomson
Citicorp's Principal Accounting Officer:
/s/ WILLIAM P. HANNON William P. Hannon

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2004 by the Directors of Citicorp.

/s/ WILLIAM R. RHODES William R. Rhodes, Chairman
/s/ DAVID C. BUSHNELL David C. Bushnell
/s/ THOMAS W. JONES Thomas W. Jones
/s/ ALAN S. MACDONALD Alan S. MacDonald
/s/ MARJORIE MAGNER Marjorie Magner
/s/ DERYCK C. MAUGHAN Deryck C. Maughan
/s/ TODD S. THOMSON Todd S. Thomson
/s/ ROBERT B. WILLUMSTAD Robert B. Willumstad

QuickLinks

TABLE OF CONTENTS
  THE COMPANY
  GLOBAL CONSUMER
  GLOBAL CORPORATE AND INVESTMENT BANK
  GLOBAL INVESTMENT MANAGEMENT
  PROPRIETARY INVESTMENT ACTIVITIES
  CORPORATE/OTHER
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  SUMMARY OF SELECTED FINANCIAL DATA Citicorp and Subsidiaries
  EVENTS IN 2003
  EVENTS IN 2002
  SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
  ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS
  BUSINESS FOCUS
  CITICORP NET INCOME—PRODUCT VIEW
  RESULTS OF OPERATIONS
  GLOBAL CONSUMER
  CARDS
  CONSUMER FINANCE
  RETAIL BANKING
  OTHER CONSUMER
  GLOBAL CONSUMER OUTLOOK
  GLOBAL CORPORATE AND INVESTMENT BANK
  CAPITAL MARKETS AND BANKING
  TRANSACTION SERVICES
  GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK
  GLOBAL INVESTMENT MANAGEMENT
  LIFE INSURANCE AND ANNUITIES
  PRIVATE BANK
  ASSET MANAGEMENT
  GLOBAL INVESTMENT MANAGEMENT OUTLOOK
  PROPRIETARY INVESTMENT ACTIVITIES
  CORPORATE/OTHER
  MANAGING GLOBAL RISK
  CREDIT RISK MANAGEMENT PROCESS
  LOANS OUTSTANDING
  OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
  DETAILS OF CREDIT LOSS EXPERIENCE
  CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS
  FOREGONE INTEREST REVENUE ON LOANS(1)
  CONSUMER CREDIT RISK
  CONSUMER PORTFOLIO REVIEW
  CORPORATE CREDIT RISK
  GLOBAL CORPORATE PORTFOLIO REVIEW
  LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
  CAPITAL RESOURCES AND LIQUIDITY
  CAPITAL RESOURCES
  LIQUIDITY
  OFF-BALANCE SHEET ARRANGEMENTS
  CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES
  FORWARD-LOOKING STATEMENTS
  INDEPENDENT AUDITORS' REPORT
  CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF INCOME Citicorp and Subsidiaries
  CONSOLIDATED BALANCE SHEET Citicorp and Subsidiaries
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Citicorp and Subsidiaries
  CONSOLIDATED BALANCE SHEET Citibank, N.A. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Citicorp and Subsidiaries
  Condensed Consolidating Statements of Cash Flows
  Condensed Consolidating Statements of Cash Flows
  FINANCIAL DATA SUPPLEMENT (UNAUDITED)
  AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4) Citicorp and Subsidiaries
  AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4) Citicorp and Subsidiaries
  ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS(1)(2) Citicorp and Subsidiaries
  RATIOS
  AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)
  MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES
  SHORT-TERM AND OTHER BORROWINGS(1)
  REGULATION AND SUPERVISION
  LEGAL PROCEEDINGS
  10-K CROSS-REFERENCE INDEX
  CORPORATE INFORMATION
  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  Signatures