Form 10-Q
period 2004-03-31
CITICORP
filed 2004-05-14
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Citicorp

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three Months Ended March 31, 2004 and 2003	43
	Consolidated Balance Sheet—March 31, 2004 (Unaudited) and December 31, 2003	44
	Consolidated Statement of Changes in Stockholder's Equity (Unaudited)—Three Months Ended March 31, 2004 and 2003	45
	Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2004 and 2003	46
	Consolidated Balance Sheet of Citibank, N.A. and Subsidiaries—March 31, 2004 (Unaudited) and December 31, 2003	47
	Notes to Consolidated Financial Statements (Unaudited)	48
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4 - 40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31,54
Item 4.	Controls and Procedures	41
Part II—Other Information
Item 1.	Legal Proceedings	71
Item 6.	Exhibits and Reports on Form 8-K	72
Signatures		73
Exhibit Index		74

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

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. This quarterly report on Form 10-Q should be read in conjunction with Citicorp's 2003 Annual Report on Form 10-K.

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

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, Automated Lending Machines (ALMs) and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of March 31, 2004, North America Consumer Finance maintained 2,759 offices, including 2,597 CitiFinancial offices in the U.S., Canada, and Puerto Rico, while International Consumer Finance maintained 915 offices, including 530 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 779 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides equipment leasing and financing products to small-and middle-market businesses. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintained 1,357 branches. International Retail Banking consists of 868 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

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

        Transaction Services is comprised of Cash Management, Trade Services and Global Securities Services (GSS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. GSS provides custody and fund services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers and depository and agency/trust services to multinational corporations and governments globally.

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

        Private Bank provides personalized wealth management services for high-net-worth clients through 129 offices in 36 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

        Asset Management includes the businesses of Citibank Global Asset Management, Banamex asset management and retirement services businesses, other retirement services businesses in Latin America and an alternative investments business. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, alternative investments (including hedge funds, private equity and credit structures), and pension administration services.

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

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Revenues, net of interest expense(1)	$15,439	$13,288
Operating expenses	7,237	6,496
Benefits, claims, and credit losses(1)	2,366	2,200

Income before taxes and minority interest	5,836	4,592
Income taxes	1,830	1,437
Minority interest, after-tax	73	38

Net Income	$3,933	$3,117

Return on average total stockholder's equity	18.8%	16.6%
Total assets (in billions of dollars)(2)	$853.6	$742.7
Total equity (in billions of dollars)	$86.0	$74.8
Tier 1 Capital Ratio	8.80%	8.51%
Total Capital Ratio	13.00%	12.81%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.325 billion and $1.102 billion in the 2004 and 2003 first quarters, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 10.

(2)
Reclassified to conform to the current period's presentation.

Business Focus

        The following table shows the net income (loss) for Citicorp's businesses on a product view:

Citicorp Net Income—Product View

	First Quarter
In millions of dollars
	2004	2003(1)
Global Consumer
Cards	$980	$717
Consumer Finance	567	503
Retail Banking	985	799
Other	(94)	(28)

Total Global Consumer	2,438	1,991

Global Corporate and Investment Bank
Capital Markets and Banking	923	741
Transaction Services	234	191

Total Global Corporate and Investment Bank	1,157	932

Global Investment Management
Life Insurance and Annuities	37	21
Private Bank	159	125
Asset Management	33	15

Total Global Investment Management	229	161

Proprietary Investment Activities	14	12
Corporate/Other	95	21

Net Income	$3,933	$3,117

(1)
Reclassified to conform to the current period's presentation.

Results of Operations

Income

        Citicorp reported income of $3.933 billion in the 2004 first quarter, up 26% from $3.117 billion in the 2003 first quarter.

        Global Consumer net income increased $447 million or 22% compared to the 2003 first quarter, Global Corporate and Investment Bank increased $225 million or 24%, Global Investment Management grew $68 million or 42%, and Proprietary Investment Activities increased $2 million or 17% from the 2003 first quarter.

        Return on average total stockholder's equity was 18.8% compared to 16.6% a year ago.

        See individual segment and product discussions on pages 10 - 23 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense as calculated from the Consolidated Statement of Income, of $15.4 billion in the 2004 first quarter were up $2.2 billion or 16% from the 2003 first quarter. Global Consumer revenues were up $1.7 billion or 18% in the 2004 first quarter to $11.0 billion, led by a $1.3 billion or 39% increase in Cards, reflecting the results of the acquisition of the Sears and Home Depot portfolios, an increase of $315 million or 9% in Retail Banking, and a $128 million or 5% increase in Consumer Finance from the prior-year period.

        GCIB revenues of $3.0 billion in the 2004 first quarter increased $156 million or 6% from the 2003 first quarter, including a $121 million or 6% increase in Capital Markets and Banking, reflecting stronger performances in global equities. There was also an increase of $35 million or 4% in Transaction Services from the 2003 first quarter.

        Global Investment Management revenues of $1.0 billion in the 2004 first quarter were up $207 million or 28% from the 2003 first quarter, reflecting increases of $47 million or 26% in Life Insurance and Annuities, $113 million or 25% in Private Bank, and $47 million or 42% in Asset Management. Revenues from Proprietary Investment Activities in the 2004 first quarter increased $43 million or 48% from a year ago.

Selected Revenue Items

        Net interest revenue of $9.5 billion increased $1.3 billion or 15% from year-ago levels, reflecting the impact of a changing rate environment, business volume growth in certain markets and the impact of acquisitions. Fees and Commissions of $3.2 billion were up $498 million or 18% from the 2003 first quarter primarily due to increases in business volumes and the Sears acquisition. Foreign exchange revenues of $492 million decreased $415 million or 46% from the prior-year quarter.

        Trading account revenues increased $504 million from the prior-year quarter and investment transactions revenues remained flat year-over-year at $112 million. Other revenue of $1.6 billion increased $300 million or 23%, primarily reflecting the gain on the divestiture of Citicorp's Electronic Financial Services Inc.

Operating Expenses

        Total operating expenses were $7.2 billion for the 2004 first quarter, up $741 million or 11% from the comparable 2003 period. The increase primarily reflected increased costs related to acquisitions as well as spending undertaken to support customer initiatives in a number of businesses, and expense increases related to higher options, pension and legal costs.

        Global Consumer expenses were up 18% from the 2003 first quarter, driven by acquisitions as well as increased marketing and advertising costs. Global Investment Management expenses increased 20% primarily due to higher incentive compensation, legal expenses and commissions reflecting increased trading volumes, while GCIB expenses decreased 4%, primarily reflecting lower incentive compensation.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.4 billion in the 2004 first quarter, up $166 million or 8% from the 2003 first quarter. Global Consumer provisions for benefits, claims, and credit losses of $2.3 billion were up 17% from the 2003 first quarter, reflecting the impact of acquisitions, partially offset by an improved credit environment.

        GCIB provision for credit losses of ($60) million in the 2004 first quarter decreased $176 million from the year-ago level, due to improved credit quality in the corporate loan portfolio.

        Corporate cash-basis loans at March 31, 2004 and 2003 were $2.9 billion and $4.1 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $41 million and $59 million, respectively. The decrease in corporate cash-basis loans from March 31, 2003 was related to improvements in the overall credit environment, write-offs, as well as sales of loans in the portfolio. Corporate cash-basis loans at March 31, 2004 decreased $494 million from December 31, 2003.

Income Taxes

        The Company's effective tax rate of 31.4% in the 2004 first quarter increased 10 basis points from 31.3% in the 2003 first quarter. The 2004 rate included a credit to the tax provision of $121 million as a result of the closing of certain audit cycles. The effective tax rate for full-year 2003 was 29.7%.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $79.1 billion or 13.00% of net risk-adjusted assets, and Tier 1 capital was $53.5 billion or 8.80% of net risk-adjusted assets at March 31, 2004, compared to $76.2 billion or 12.68% and $50.7 billion or 8.44%, respectively, at December 31, 2003.

Accounting Changes and Future Application of Accounting Standards

        See Note 2 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

EVENTS IN 2004 and 2003

Charge for Regulatory and Legal Matters

        On May 10, 2004, Citigroup Inc. announced that it was taking a charge of $4.95 billion after-tax to cover the cost of resolving numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities described in (ii) above. Subject to further review and adjustment, it is anticipated that the Company will record an after-tax charge of approximately $950 million in the second quarter of 2004.

        The Company believes that its reserve, subject to any further adjustments in allocation, is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and to resolve them in the manner management believes is in the best interest of the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

Acquisition of KorAm Bank

        On February 22, 2004, Citigroup and KorAm Bank announced that they, together with an investor consortium led by The Carlyle Group and JP Morgan Corsair II (the investor consortium), signed an agreement for Citigroup to acquire a controlling interest in KorAm. Based on 2003 revenues, KorAm Bank is the seventh-largest commercial bank in Korea, with 222 domestic branches and total assets of $35.9 billion.

        The terms of the transaction included the acquisition of the investor consortium's 36.6% stake in KorAm Bank and a tender offer for all of the remaining shares at a price of KRW 15,500 per share in cash.

        Under the tender offer, which expired on April 30, 2004, approximately 60.9% of the outstanding shares were tendered. When combined with the investor consortium's stake in KorAm Bank, Citigroup's overall shareholding will be approximately 97.5%, with a total purchase price of KRW 3.07 trillion ($2.6 billion). The acquisition is expected to close during the 2004 second quarter.

        The businesses of Citigroup and KorAm Bank, taken together, will create the sixth-largest commercial bank in Korea, based on 2003 revenues. Citigroup expects that the transaction will be accretive to 2004 earnings. The operations of KorAm will be integrated into the businesses of Citicorp.

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 42.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale of Electronic Financial Services Inc. (EFS) for $390 million. EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup acquired Washington Mutual Finance Corporation (WMF) for $1.25 billion. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The operations of WMF were integrated into the businesses of Citicorp.

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

SIGNIFICANT ACCOUNTING POLICIES

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Argentina and Legal Reserves. The Company, in consultation with the Citigroup Audit and Risk Management Committee, has reviewed and approved these significant accounting policies, which are further described in the Company's 2003 Annual Report on Form 10-K.

Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$10,968	$9,270	18
Operating expenses	5,052	4,298	18
Provisions for benefits, claims, and credit losses	2,332	1,987	17

Income before taxes and minority interest	3,584	2,985	20
Income taxes	1,131	975	16
Minority interest, after-tax	15	19	(21)

Net income	$2,438	$1,991	22

        Global Consumer reported net income of $2.438 billion in the 2004 first quarter, up $447 million or 22% from the prior-year period, driven by double digit growth across all products. Cards net income increased $263 million or 37% in the 2004 first quarter compared to the 2003 first quarter, mainly reflecting the addition of the Sears and Home Depot portfolios and growth in Mexico, Asia, and EMEA, combined with a lower effective tax rate in International Cards. Retail Banking net income increased $186 million or 23% in the 2004 first quarter, primarily reflecting strong international growth in all regions driven by increases in wealth management products, combined with growth in mortgages and improved credit in North America. Consumer Finance net income increased $64 million or 13% from the 2003 first quarter, primarily reflecting growth in North America, including the acquisition of the WMF consumer finance business, partially offset by the impact of portfolio contraction and lower spreads in Japan.

        In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. These acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

Cards

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$4,598	$3,306	39
Operating expenses	1,938	1,446	34
Provision for credit losses	1,228	774	59

Income before taxes and minority interest	1,432	1,086	32
Income taxes	451	368	23
Minority interest, after-tax	1	1	—

Net income	$980	$717	37

Average assets (in billions of dollars)	$95	$68	40
Return on assets	4.15%	4.28%

        Cards reported net income of $980 million in the 2004 first quarter, up $263 million or 37% from the first quarter of 2003. North America Cards reported net income of $832 million in the 2004 first quarter, up $214 million or 35% over the same period in 2003, mainly reflecting the Sears and Home Depot acquisitions and increased volumes and spreads in the U.S. and Mexico. International Cards net income of $148 million increased $49 million or 49% over the first quarter of 2003, reflecting receivables growth and improved credit combined with a lower effective tax rate.

        As shown in the following table, average managed loans grew 21% from the prior-year period, reflecting growth of 21% in North America and 25% in International Cards. In North America, the addition of the Sears and Home Depot portfolios and growth in Mexico was partially offset by a decline in introductory promotional rate balances that was driven by a change in account acquisition marketing strategies in 2003, as well as the sale of $1.7 billion of non-strategic portfolios in 2003. International Cards growth reflected increases in Asia and EMEA, and also included the benefit of strengthening currencies and the addition of Diners Club Europe.

        Total card sales were $79.1 billion, up 20% from the 2003 first quarter. North America sales were up 19% over the prior-year quarter to $67.8 billion, reflecting the impact of acquisitions and higher purchase volumes, and was partially offset by the change in account acquisition marketing strategies. International Cards sales grew 31% over the prior-year quarter to $11.3 billion reflecting broad-based growth, led by Asia, as well as the addition of Diners Club Europe and the benefit of strengthening currencies.

	First Quarter
In billions of dollars			% Change
	2004	2003
Sales
North America	$67.8	$57.1	19
International	11.3	8.6	31

Total Sales	$79.1	$65.7	20
Average managed loans
North America	$139.0	$115.2	21
International	14.5	11.6	25

Total average managed loans	153.5	126.8	21
Average securitized receivables	(75.9)	(67.7)	(12)
Average loans held-for-sale	—	(5.1)	100

Total on-balance sheet average loans	$77.6	$54.0	44

        Revenues, net of interest expense, of $4.598 billion in the 2004 first quarter increased $1.292 billion or 39% from the prior-year quarter, reflecting growth in North America of $1.152 billion or 43% and in International Cards of $140 million or 23%. Revenue growth in North America was mainly due to the impact of acquisitions, net interest margin expansion, the benefit of increased purchase volumes and increased loans in Mexico. Revenue growth in North America was partially offset by increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized) and the absence of prior-year net gains of $146 million that resulted from changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards reflected the benefit of loan and sales growth in all regions. Revenue growth in the international markets also reflected the benefit of foreign currency translation and the addition of Diners Club Europe.

        Operating expenses in the 2004 first quarter of $1.938 billion were $492 million or 34% higher than the prior-year quarter, reflecting the impact of acquisitions and foreign currency translation combined with increased advertising and marketing costs in the U.S. and international markets.

        The provision for credit losses in the 2004 first quarter was $1.228 billion, compared to $774 million in the prior-year quarter. The increase in the provision for credit losses was mainly in North America and reflected the impact of acquisitions, partially offset by an increase in the level of securitized receivables.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At March 31, 2004, securitized credit card receivables were $76.2 billon, compared to $71.0 billion at March 31, 2003. There were no credit card receivables held-for-sale at March 31, 2004, compared to $3.0 billion at March 31, 2003. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transactions may vary depending upon the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the first quarter of 2004 were $2.554 billion, with a related loss ratio of 6.69%, compared to $2.186 billion and 6.02% in the 2003 fourth quarter and $1.832 billion and 5.86% in the prior-year quarter. The increase in the ratio from the prior-year period reflected the addition of the Sears portfolio, which impacted both the bankcard and private label portfolios in North America, as well as the impact of lower introductory promotional rate balances, and was partially offset by improvements in Asia. The increase in the ratio from the prior quarter was primarily due to seasonality and the timing of the Sears acquisition.

        Loans delinquent 90 days or more on a managed basis were $3.152 billion or 2.08% of loans at March 31, 2004, compared to $3.392 billion or 2.14% at December 31, 2003 and $2.406 billion or 1.92% at March 31, 2003. The increase in delinquent loans from a year ago was primarily attributable to the addition of the Sears and Home Depot portfolios.

Consumer Finance

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$2,688	$2,560	5
Operating expenses	923	865	7
Provisions for benefits, claims, and credit losses	916	930	(2)

Income before taxes	849	765	11
Income taxes	282	262	8

Net income	$567	$503	13

Average assets (in billions of dollars)	$111	$104	7
Return on assets	2.05%	1.96%

        Consumer Finance reported net income of $567 million in the 2004 first quarter, up $64 million or 13% from the 2003 period, principally reflecting growth in North America, including the acquisition of WMF, partially offset by a decline in Japan.

	First Quarter
In billions of dollars			% Change
	2004	2003
Average loans
Real estate-secured loans	$56.4	$51.0	11
Personal	24.5	22.5	9
Auto	11.4	10.8	6
Sales finance and other	5.8	4.5	29

Total average loans	$98.1	$88.8	10

        As shown in the preceding table, average loans grew 10% compared to the 2003 first quarter, resulting from the WMF acquisition which contributed $3.8 billion in average loans, growth in real-estate secured loans in North America and EMEA, and the impact of strengthening currencies in the international markets. In Japan, average loans in the 2004 first quarter declined 6% from the prior-year quarter, as the benefit of foreign currency translation was more than offset by the impact of charge-offs, higher pay-downs, reduced loan demand and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 10.16% in the 2004 first quarter declined 52 basis points from the 2003 first quarter, reflecting compression in International Consumer Finance. The average net interest margin for International Consumer Finance was 15.35% in the 2004 first quarter, declining 202 basis points from the prior-year quarter, driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans as well as increased non-performing loans, combined with a change in the treatment of adjustments and refunds of interest. Beginning in the 2003 second quarter, adjustments and refunds of interest charged to customer accounts are accounted for as a reduction of net interest margin whereas in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe, reflecting lower funding costs. In North America, the average net interest margin was 8.69% in the 2004 first quarter, increasing 9 basis points from the prior-year quarter as the benefit of lower cost of funds and the addition of WMF was partially offset by lower yields. The decline in yields in North America was mainly due to the lower interest rate environment and the continued shift to higher-quality credits, particularly in the auto loan business.

	First Quarter
	2004	2003	Change
Average Net Interest Margin
North America	8.69%	8.60%	9 bps
International	15.35%	17.37%	(202 bps	)
Total	10.16%	10.68%	(52 bps	)

        Revenues, net of interest expense, of $2.688 billion in the 2004 first quarter increased $128 million or 5% from the prior-year quarter. Revenue in North America increased $200 million or 12% from the first quarter of 2003, primarily driven by the acquisition of WMF and growth in receivables, partially offset by declines in insurance-related revenue. Revenue in International Consumer Finance declined $72 million or 8% from the first quarter of 2003, mainly due to lower volumes and spreads in Japan, partially offset by the benefit of foreign currency translation and growth in EMEA and Asia.

        Operating expenses of $923 million in the 2004 first quarter increased $58 million or 7% from the prior-year period, reflecting increases of $50 million or 9% in North America and $8 million or 2% in International Consumer Finance. The increase in North America was due to the acquisition of WMF. In International Consumer Finance, the impact of foreign currency translation, volume growth and front office expansion in Asia and EMEA was partially offset by lower operating expenses in Japan, reflecting expense savings from branch closings, headcount reductions and the absence of prior-year repositioning costs.

        The provisions for benefits, claims, and credit losses were $916 million in the 2004 first quarter, down from $930 million in the 2003 first quarter, as a lower provision for credit losses in Japan and the U.S. was partially offset by the impact of the WMF acquisition. Net credit losses and the related loss ratio were $870 million and 3.57% in the 2004 first quarter, compared to $867 million and 3.68% in the 2003 fourth quarter and $855 million and 3.91% in the 2003 first quarter. In North America, the net credit loss ratio of 2.79% in the 2004 first quarter was down from 2.81% in the 2003 fourth quarter and 3.06% in the 2003 first quarter, reflecting improvements across all products. The net credit loss ratio for International Consumer Finance was 6.31% in the 2004 first quarter, down from 6.65% in the 2003 fourth quarter and 6.69% in the 2003 first quarter, primarily due to improved conditions in Japan, where lower bankruptcy losses were partially offset by the impact on the ratio of lower loan volumes. The net credit loss ratio for International Consumer Finance was reduced by 37 basis points and 64 basis points in the 2004 first quarter and 2003 fourth quarter, respectively, as a result of the change in treatment of adjustments and refunds of interest as discussed above.

        Loans delinquent 90 days or more were $2.127 billion or 2.15% of loans at March 31, 2004, compared to $2.221 billion or 2.36% at December 31, 2003 and $2.183 billion or 2.45% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America, partially offset by an increase in Japan.

Retail Banking

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$3,698	$3,383	9
Operating expenses	2,079	1,924	8
Provisions for benefits, claims, and credit losses	188	283	(34)

Income before taxes and minority interest	1,431	1,176	22
Income taxes	432	359	20
Minority interest, after-tax	14	18	(22)

Net income	$985	$799	23

Average assets (in billions of dollars)	$230	$219	5
Return on assets	1.72%	1.48%

        Retail Banking reported net income of $985 million in the 2004 first quarter, up $186 million or 23% from the 2003 first quarter. The increase in Retail Banking was driven by growth in both North America and International Retail Banking of $89 million or 17% and $97 million or 36%, respectively. Growth in North America was mainly driven by revenue increases in all businesses except CitiCapital, combined with improved credit in the U.S. and Mexico. The increase in International Retail Banking reflected growth in all regions, led by increases in wealth management products.

	First Quarter
In billions of dollars			% Change
	2004	2003
Average customer deposits
North America(1)	$154.0	$153.0	1
International	96.3	81.4	18

Total average customer deposits(1)	$250.3	$234.4	7
Average loans
North America	$128.2	$124.7	3
International	38.2	34.7	10

Total average loans	$166.4	$159.4	4

(1)
Includes bank deposit program balances generated from the Smith Barney channel managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average loans and customer deposits by 4% and 7%, respectively. Average customer deposit growth in North America primarily reflected increases in higher-margin demand and savings deposits that were partially offset by declines in time and mortgage escrow deposits. Average loan growth in North America reflected increased mortgages and student loans in Consumer Assets that were partially offset by a decline in CitiCapital resulting from the run-off of non-core portfolios and the sale of the $1.2 billion CitiCapital Fleet Services portfolio in 2003. In the international markets, average customer deposits grew 18% driven by growth in Asia, EMEA and Japan and the impact of foreign currency translation. International Retail Banking average loans increased 10% from the prior-year quarter reflecting the impact of foreign currency translation and growth in installment loans in Germany and Asia. Growth in both average loans and customer deposits were negatively impacted by volume declines in Latin America, largely reflecting the impact of strategic repositioning in the region.

        As shown in the following table, revenues, net of interest expense, of $3.698 billion in the 2004 first quarter increased $315 million or 9% from the 2003 period. Revenues in North America increased $66 million or 3% in the 2004 first quarter driven by growth in all businesses except CitiCapital. Growth in North America, excluding Mexico, was driven by higher mortgage servicing revenue and the benefit of increased deposit volumes and investment product sales. These increases were partially offset by spread compression in the deposit business of Citibanking North America, the impact of lower volumes in CitiCapital and a decline in mortgage securitization-related revenue. Revenues in Mexico increased $45 million or 10% in the 2004 first quarter, primarily reflecting increased deposit volumes and banking fees, partially offset by the negative impact of foreign currency translation. International Retail Banking revenues increased $249 million or 22% in the 2004 first quarter, reflecting improvements across all regions, as well as the impact of strengthening currencies. Excluding the impact of foreign currency translation, higher investment product sales and increased branch lending, mainly in Germany, drove growth in EMEA. Revenue increases in Asia and Japan reflected continued growth in investment product sales and deposit volumes, while revenue growth in Latin America was driven by improvements in Argentina combined with net interest margin expansion.

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense
Citibanking North America, Consumer Assets and CitiCapital	$1,816	$1,795	1
Mexico	477	432	10

North America	2,293	2,227	3

EMEA	685	548	25
Japan	125	108	16
Asia	467	391	19
Latin America	128	109	17

International	1,405	1,156	22

Total revenues, net of interest expense	$3,698	$3,383	9

        Operating expenses in the 2004 first quarter increased $155 million or 8% from the comparable 2003 period. In North America, operating expense growth of $73 million or 6% was primarily due to higher advertising spending in Citibanking North America and Mexico, volume-related increases in Consumer Assets, and increased legal costs in Mexico. International Retail Banking operating expenses increased $82 million or 12%, mainly reflecting the impact of foreign currency translation, volume-related increases, and higher advertising and marketing costs, partially offset by the absence of prior-year repositioning costs, mainly in EMEA and Latin America.

        The provisions for benefits, claims and credit losses were $188 million in the 2004 first quarter, down from $283 million in the prior-year period, primarily due to improvements in the North America Commercial Markets portfolio. Net credit losses (excluding commercial markets) were $155 million and the related loss ratio was 0.49% in the 2004 first quarter, compared to $119 million and 0.39% in the 2003 fourth quarter and $120 million and 0.42% in the prior-year quarter. The increase in the net credit loss ratio (excluding commercial markets) in the 2004 first quarter was primarily driven by an increase in Germany that was partially offset by improvements in Mexico and Asia. Commercial Markets net credit losses were $50 million and the related loss ratio was 0.51% in the 2004 first quarter, compared to $94 million and 0.93% in the 2003 fourth quarter and $179 million and 1.65% in the prior-year quarter. The improvement in Commercial Markets net credit losses in the 2004 first quarter was due to declines in CitiCapital, Citibanking North America and Mexico.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.698 billion or 2.86% of loans at March 31, 2004, compared to $3.802 billion or 3.07% at December 31, 2003, and $3.644 billion or 3.18% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to an increase in Germany, including the impact of foreign currency translation, and was partially offset by declines in Consumer Assets and Asia (primarily in Taiwan). The decline in Consumer Assets mainly reflected a lower level of buybacks from GNMA pools where credit risk is maintained by government agencies.

        Cash-basis loans in Commercial Markets were $1.213 billion or 3.11% of loans at March 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003 and $1.250 billion or 2.88% a year ago. The decrease in cash-basis loans from the prior year mainly reflected improvements in Mexico and Citibanking North America and was partially offset by an increase in CitiCapital.

Other Consumer

	First Quarter
In millions of dollars
	2004	2003
Revenues, net of interest expense	$(16)	$21
Operating expenses	112	63

Income before tax benefits	(128)	(42)
Income tax benefits	(34)	(14)

Net loss	$(94)	$(28)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported a loss of $94 million in the 2004 first quarter, compared to a loss of $28 million in the prior-year quarter. The change from the prior year was primarily due to an increase in legal reserves and lower treasury results.

GLOBAL CORPORATE AND INVESTMENT BANK

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$2,992	$2,836	6
Operating expenses	1,392	1,444	(4)
Provision for credit losses	(60)	116	NM

Income before taxes and minority interest	1,660	1,276	30
Income taxes	492	339	45
Minority interest, after-tax	11	5	NM

Net income	$1,157	$932	24

NM    Not meaningful

        GCIB reported net income of $1.157 billion in the 2004 first quarter, up $225 million or 24% from the 2003 first quarter. The increase in net income reflects increases of $182 million or 25% in Capital Markets and Banking and $43 million or 23% in Transaction Services.

        Capital Markets and Banking net income of $923 million in the 2004 first quarter increased $182 million or 25% compared to the 2003 first quarter, primarily due to the absence of prior-year mark-to-market losses on credit derivative hedges (which serve as an economic hedge for the loan portfolio), increases in derivatives trading and a lower provision for credit losses.

        Transaction Services net income of $234 million in the 2004 first quarter increased $43 million or 23% from the 2003 first quarter primarily due to a lower provision for credit losses, higher assets under custody and liability balances and a lower effective tax rate, partially offset by lower spreads and higher expenses.

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

Capital Markets and Banking

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$2,053	$1,932	6
Operating expenses	734	819	(10)
Provision for credit losses	(26)	107	NM

Income before taxes and minority interest	1,345	1,006	34
Income taxes	412	260	58
Minority interest, after-tax	10	5	100

Net income	$923	$741	25

NM    Not meaningful

        Capital Markets and Banking net income of $923 million in the 2004 first quarter was up $182 million or 25% from the 2003 first quarter primarily due to the absence of prior-year mark-to-market losses on credit derivative hedges, increases in derivatives trading and a lower provision for credit losses.

        Revenues, net of interest expense, of $2.053 billion in the 2004 first quarter increased $121 million or 6% from the 2003 first quarter driven by the absence of prior-year mark-to-market losses on credit derivative hedges, increases in equity derivatives and Fixed Income trading. Fixed Income trading increased primarily due to higher interest rate and mortgage trading.

        Operating expenses of $734 million in the 2004 first quarter decreased $85 million or 10% from the 2003 first quarter primarily due to lower compensation and benefits expense (primarily reflecting lower incentive compensation accrual).

        The provision for credit losses of ($26) million in the 2004 first quarter includes a release of $128 million resulting from improved credit quality in the corporate loan portfolio in the following regions: $86 million in Latin America, $29 million in North America, $8 million in Asia, and $5 million in EMEA.

        Cash-basis loans were $2.806 billion at March 31, 2004, compared to $3.246 billion at December 31, 2003, and $3.520 billion at March 31, 2003. Cash-basis loans net of write-offs decreased $714 million from March 31, 2003, primarily due to decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Hong Kong, and New Zealand, partially offset by a reclassification of cash-basis loans

($248 million) in Mexico from Transaction Services to Capital Markets and Banking. Cash-basis loans decreased $440 million from December 31, 2003, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry.

Transaction Services

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$939	$904	4
Operating expenses	658	625	5
Provision for credit losses	(34)	9	NM

Income before taxes and minority interest	315	270	17
Income taxes	80	79	1
Minority interest, after-tax	1	—	—

Net income	$234	$191	23

NM    Not meaningful

        Transaction Services reported net income of $234 million in the 2004 first quarter, up $43 million or 23% from the 2003 first quarter, primarily due to a lower provision for credit losses, higher revenues and a lower effective tax rate, which were partially offset by higher expenses.

        As shown in the following table, average liability balances of $111 billion grew 21% compared to the 2003 first quarter, primarily due to increases in Europe and Asia. Assets under custody reached $6.6 trillion, an increase of $1.4 trillion or 27% compared to the 2003 first quarter, primarily reflecting market appreciation and increases in customer volumes.

	Three Months Ended March 31
			% Change
	2004	2003
Liability balances (average in billions)	$111	$92	21
Assets under custody (EOP in trillions)	6.6	5.2	27

        Revenues, net of interest expense, of $939 million in the 2004 first quarter increased $35 million or 4% from 2003 first quarter, due to growth in assets under custody and liability balances including the acquisition of Forum Financial during the fourth quarter of 2003, as well as an improving market environment, partially offset by lower spreads as interest rates declined and prior-period gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses of $658 million in the 2004 first quarter increased $33 million or 5% from the 2003 first quarter, primarily due to the acquisition of new businesses including Forum Financial, as well as increased compensation and benefits costs.

        The provision for credit losses of ($34) million in the 2004 first quarter decreased $43 million from the 2003 first quarter, primarily due to general reserve releases of $22 million reflecting improved credit trends and prior-year write-offs in Latin America. Taxes of $80 million in the 2004 first quarter increased $1 million from 2003 first quarter, while pre-tax income of $315 million in the 2004 first quarter increased $45 million from the prior-year period reflecting a lower effective tax rate in the current period.

        Cash-basis loans, which are primarily trade finance receivables, in the Transaction Services business were $102 million, $156 million, and $539 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. Cash-basis loans decreased $437 million from March 31, 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland. The decrease of $54 million from December 31, 2003 was primarily due to reductions in cash basis loans in Latin America.

GLOBAL INVESTMENT MANAGEMENT

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$958	$751	28
Operating expenses	531	442	20
Provisions for benefits, claims and credit losses	94	97	(3)

Income before taxes and minority interest	333	212	57
Income taxes	98	51	92
Minority interest, after-tax	6	—	—

Net income	$229	$161	42

        Global Investment Management net income of $229 million in the 2004 first quarter increased $68 million or 42% from the 2003 first quarter. Life Insurance and Annuities net income of $37 million in the 2004 first quarter increased $16 million or 76% from the prior-year period reflecting an increase of $13 million in International Insurance Manufacturing (IIM), primarily resulting from a partial recovery in the value of Argentine Government Promissory Notes (GPNs) and business volume growth. Private Bank net income of $159 million in the 2004 first quarter was up $34 million or 27% from the 2003 first quarter primarily reflecting increased investment management and capital markets activity, and increased lending and banking activities, partially offset by increased incentive compensation associated with higher revenues, increased salary and benefits costs, and the impact of a narrowing net interest margin. Asset Management net income of $33 million in the 2004 first quarter was up $18 million from the 2003 first quarter, primarily reflecting the absence of prior-year insurance costs on fees earned in a Latin America Retirement Services (LARS) business and lower capital funding costs in Mexico.

Life Insurance and Annuities

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$226	$179	26
Operating expenses	84	58	45
Provision for benefits and claims	90	93	(3)

Income before taxes	52	28	86
Income taxes	15	7	NM

Net income	$37	$21	76

NM    Not meaningful

        Life Insurance and Annuities reported net income of $37 million in the 2004 first quarter, a $16 million or 76% increase from $21 million in the prior-year period. The $16 million increase reflects a $13 million increase in IIM, primarily resulting from a partial recovery in the value of Argentine GPNs, lower capital funding costs in Mexico, and business volume growth in Japan.

        Revenues, net of interest expense, of $226 million increased $47 million or 26% in the 2004 first quarter, primarily driven by higher business volumes in Asia, EMEA and Japan, as well as lower capital funding costs in Mexico. Operating expenses of $84 million increased $26 million or 45% in the 2004 first quarter, reflecting the higher business volumes in EMEA and Asia.

International Insurance Manufacturing

        The majority of the annuity business and a substantial portion of the life business written by IIM are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Combined net written premiums and deposits is a non-GAAP financial measure which management uses to measure business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month periods ended March 31:

	First Quarter
In millions of dollars			% Change
	2004	2003
Annuity products
Japan(1)	$1,415	$203	NM
All other premiums and deposits	207	162	28

Total annuity products	1,622	365	NM
Life products	336	98	NM

Total(2)	$1,958	$463	NM

(1)
Includes 100% of net written premiums and deposits for Company's Japanese joint venture.

(2)
Includes $1.8 billion and $355 million of deposits in 2004 and 2003, respectively.

NM
Not meaningful

        IIM annuity product net written premiums and deposits increased $1.3 billion in the 2004 first quarter to $1.6 billion from $365 million in the 2003 first quarter. The increase was driven by strong variable annuity sales in Japan through the Company's joint venture with Mitsui Sumitomo.

        IIM life products net written premiums and deposits were $336 million in the 2004 first quarter, an increase of $238 million from $98 million in the 2003 first quarter, primarily driven by a $168 million increase in variable universal life sales in Mexico.

        In Argentina, the restructuring of customer annuity liabilities was approved by the Argentine Ministry of Insurance on July 3, 2003. An insurance subsidiary of the Company offered the plan to its voluntary annuity holders. The election period expired on January 31, 2004, at which time 70% of the voluntary annuity customers elected to participate. During the 2003 fourth quarter, the Company contributed $55 million of new capital to its Argentine Global Investment Management companies, primarily to fund the voluntary annuity restructuring plan. Additional capital totaling $45 million was contributed during the 2004 first quarter to maintain required regulatory capital and to fund ongoing operating expenses.

Private Bank

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$573	$460	25
Operating expenses	339	275	23
Provision for credit losses	4	4	—

Income before taxes	230	181	27
Income taxes	71	56	27

Net income	$159	$125	27

Average assets (in billions of dollars)	$41	$34	21
Return on assets	1.56%	1.49%

Client business volumes under management (in billions of dollars)	$202	$172	17

        Private Bank reported net income of $159 million in the 2004 first quarter, up $34 million or 27% from the 2003 first quarter, primarily reflecting increased investment management and capital markets activity, and increased lending and banking activities, partially offset by increased incentive compensation associated with higher revenues, increased salary and benefit costs associated with an investment in increased front-end staff, and the impact of a narrowing net interest margin. Investment management and capital markets activity includes client trading, management, performance and placement fees, and investment products fees.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $202 billion as of March 31, 2004, up 17% from $172 billion as of March 31, 2003, reflecting increases in other (principally custody) accounts of $15 billion, banking and fiduciary deposits of $6 billion, assets under fee based management of $5 billion, and loans of $4 billion. Regionally, the increase reflects continued growth in EMEA (primarily in Europe), Asia, North America (including Mexico), Japan and Latin America. The regional disclosures contained in this Private Bank discussion are aligned with the Citicorp management structure and therefore the business in Mexico is reflected in the results of North America and is excluded from Latin America.

        Revenues, net of interest expense, were $573 million in the 2004 first quarter, up $113 million or 25% from the 2003 first quarter, primarily driven by revenue increases from investment management and capital markets activity, and increases in lending and banking activities, partially offset by the impact of a narrowing net interest margin. The 2004 increase also reflects an increase in North America (including Mexico) of $11 million or 5% from the prior-year period, primarily in banking and lending activity. International revenues increased $102 million or 41% from the prior-year period, primarily due to growth in Asia of $46 million or 53% (client trading), in Japan of $23 million or 38% (client trading), in EMEA of $22 million or 39% (client trading and management and placement fees), and in Latin America of $11 million or 24% (client trading, placement and management fees).

        Operating expenses of $339 million in the 2004 first quarter were up $64 million or 23% from the 2003 first quarter, primarily reflecting increased incentive compensation associated with higher revenues, and increased salary and benefit costs associated with an investment in increased front end staff. The increased expenses in North America (including Mexico) reflect the increased revenues in the region, with expenses up $11 million or 12%, driven by higher incentive compensation. International expenses increased $53 million or 29% from the 2003 first quarter, primarily due to higher employee-related costs, including incentive compensation, in Asia, Latin America and Japan. The $53 million increase in operating expenses internationally was driven by increases in Asia of $31 million or 62%, in Japan of $10 million or 29% and in Latin America of $10 million or 28%.

        The provision for credit losses was $4 million in the 2004 first quarter, unchanged from the 2003 first quarter. Net credit losses in the 2004 first quarter remained at a nominal level of 0.04% of average loans outstanding, compared with 0.03% in the 2003 first quarter. Loans 90 days or more past due as of March 31, 2004 were $155 million or 0.43% of total loans outstanding, compared with $157 million or 0.49% at March 31, 2003.

        Average assets of $41 billion in the 2004 first quarter increased $7 billion or 21% from $34 billion in the 2003 first quarter. The increase from the prior-year period was primarily related to increased lending activity (higher margin lending and mortgage financing and re-financing) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

Asset Management

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$159	$112	42
Operating expenses	108	109	(1)

Income before taxes and minority interest	51	3	NM
Income taxes (benefits)	12	(12)	NM
Minority interest, after-tax	6	—	—

Net income	$33	$15	NM

Assets under management (in billions of dollars)(1)	$172	$165	4

(1)
Includes $34 billion and $30 billion in 2004 and 2003, respectively, for Private Bank clients.

NM
Not meaningful

        Asset Management reported net income of $33 million in the 2004 first quarter, up $18 million compared to the 2003 first quarter, primarily reflecting the absence of prior-year insurance costs on fees earned in a LARS business and lower capital funding costs.

        Assets under management for the 2004 first quarter were $172 billion, an increase of $7 billion or 4% from the 2003 first quarter.

        Revenues, net of interest expense, increased $47 million or 42% from the prior-year period to $159 million in the 2004 first quarter, resulting from an increase related to certain assets consolidated under FIN 46-R, the absence of prior-year insurance costs on fees earned in a LARS business and increases in Mexico due to lower capital funding costs. The assets consolidated under FIN 46-R (which are denominated in euro) generated $10 million of gains (offset in minority interest) due to foreign currency translation.

        Operating expenses of $108 million in the 2004 first quarter were down $1 million or 1% from the 2003 first quarter, primarily reflecting continued expense management.

        Minority interest, after tax, of $6 million in the 2004 first quarter was due to the impact of consolidating certain assets under FIN 46-R.

PROPRIETARY INVESTMENT ACTIVITIES

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$132	$89	48
Operating expenses	56	53	6

Income before taxes and minority interest	76	36	NM
Income taxes	26	16	63
Minority interest, after-tax	36	8	NM

Net Income	$14	$12	17

NM
Not meaningful

        Proprietary Investment Activities reported revenues, net of interest expense, of $132 million in the 2004 first quarter, which increased $43 million or 48% from the 2003 first quarter, reflecting higher Other Investment Activities revenues of $31 million, primarily related to hedge fund investments and higher Private Equity revenues of $12 million. Operating expenses of $56 million in the 2004 first quarter increased $3 million from the 2003 first quarter primarily reflecting increased expenses in CAI and hedge funds resulting from business growth, partially offset by lower expenses in Private Equity. Minority interest, after-tax, of $36 million in the 2004 first quarter increased $28 million from the 2003 first quarter due to a mark-to-market valuation on the recapitalization of investments held within the Emerging Markets private equity portfolio and stronger performance in hedge funds.

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

        As of March 31, 2004 and March 31, 2003, Private Equity included assets of $5.103 billion and $5.886 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in the portfolio of $783 million relates to sales of U.S. private and public equity investments, the impact of valuation adjustments, and the liquidation of the Banamex portfolio.

        Revenues for Private Equity, net of interest expense, are composed of the following:

	First Quarter
In millions of dollars
	2004	2003
Net realized gains (losses)(1)	$34	$41
Public mark-to-market	(114)	3
Net impairments/valuations(2)	86	(12)
Other(3)	70	32

Revenues, net of interest expense	$76	$64

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $76 million in the 2004 first quarter increased $12 million from the 2003 first quarter primarily resulting from higher net impairment/valuation revenues of $98 million and higher other revenues of $38 million resulting from increased dividends and fees and lower funding costs, partially offset by higher net mark-to-market losses on public securities of $117 million and lower net realized gains on sales of investments of $7 million. The higher net mark-to-market losses on public securities in the 2004 first quarter was primarily driven by higher net mark-to-market losses on an investment in an Indian software company, reflecting a general decline in the Indian software market.

        Other Investment Activities includes CAI, various proprietary investments, including certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/losses.

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. As of March 31, 2004, Other Investment Activities included assets of $1.510 billion, including $1.081 billion in hedge funds, the majority of which represents money managed for third-party customers, $326 million in the LDC Debt/ Refinancing portfolios, and $103 million in other assets. As of March 31, 2003, total assets of Other Investment Activities were $1.537 billion, including, $885 million in hedge funds, $520 million in the LDC Debt/Refinancing portfolios and $132 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	First Quarter
In millions of dollars
	2004	2003
LDC Debt/Refinancing portfolios	$1	$3
Hedge fund investments	44	15
Other	11	7

Revenues, net of interest expense	$56	$25

        Revenues, net of interest expense, in the 2004 first quarter of $56 million increased $31 million from the 2003 first quarter, primarily resulting from a $29 million increase from improved hedge fund results and a $4 million increase in other revenues, primarily reflecting growth in CAI, partially offset by a $2 million decrease in LDC Debt/Refinancing revenues.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 42.

CORPORATE/OTHER

	First Quarter
In millions of dollars
	2004	2003
Revenues, net of interest expense	$389	$342
Operating expenses	206	259

Income before taxes and minority interest	183	83
Income taxes	83	56
Minority interest, after-tax	5	6

Net Income	$95	$21

        Corporate/Other reported net income of $95 million in the 2004 first quarter, an increase of $74 million from the 2003 first quarter. The increase was primarily attributed to the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter, partially offset by lower treasury results.

        Revenues, net of interest expense, of $389 million in the 2004 first quarter, increased $47 million from the 2003 first quarter primarily driven by the EFS gain, partially offset by lower treasury results and lower intersegment eliminations. The decreased treasury revenues predominantly related to increased funding costs associated with higher debt levels partially offset by higher earnings on intercompany placements.

        Operating expenses of $206 million in the 2004 first quarter decreased $53 million from the 2003 first quarter primarily due to the absence of the prior-year operating expenses in EFS.

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

        The Citigroup Senior Risk Officer is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for managing, evaluating, and compensating the senior independent risk managers at the business level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are regularly reviewed with the independent business-level risk managers, the Citigroup senior business managers, and, as appropriate, the Citigroup Board of Directors.

        The independent risk managers at the business level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring consistency with Citigroup standards. As noted above, the independent risk managers report directly to the Citigroup Senior Risk Officer, however they remain accountable, on a day-to-day basis, for appropriately meeting and responding to the needs and issues of their business unit, and for overseeing the risks present.

        The following sections summarize the processes for managing credit, market, operational and country risks within Citicorp's major businesses.

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

Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2004	4th Qtr. 2003	3rd Qtr. 2003	2nd Qtr. 2003	1st Qtr. 2003
Allowance for credit losses at beginning of period	$12,643	$10,843	$11,167	$11,049	$11,101

Provision for credit losses
Consumer	2,290	1,951	1,538	1,888	1,939
Corporate	(60)	244	76	296	113

	2,230	2,195	1,614	2,184	2,052

Gross credit losses:
Consumer
In U.S. offices	1,952	1,640	1,264	1,383	1,496
In offices outside the U.S.	794	821	891	832	726
Corporate
In U.S. offices	18	57	111	157	56
In offices outside the U.S.	248	441	302	174	173

	3,012	2,959	2,568	2,546	2,451

Credit recoveries:
Consumer
In U.S. offices	275	212	186	173	192
In offices outside the U.S.	164	205	228	158	144
Corporate(1)
In U.S. offices	35	11	3	19	—
In offices outside the U.S.	53	62	78	57	31

	527	490	495	407	367

Net credit losses
In U.S. offices	1,660	1,474	1,186	1,348	1,360
In offices outside the U.S.	825	995	887	791	724

	2,485	2,469	2,073	2,139	2,084

Other—net(2)	118	2,074	135	73	(20)

Allowance for credit losses at end of period	$12,506	$12,643	$10,843	$11,167	$11,049

Allowance for unfunded lending commitments(3)	600	600	526	567	567

Total allowance for loans, leases, and unfunded lending commitments	$13,106	$13,243	$11,369	$11,734	$11,616

Net consumer credit losses	$2,307	$2,044	$1,741	$1,884	$1,886
As a percentage of average consumer loans	2.45%	2.26%	2.08%	2.28%	2.29%

Net corporate credit losses	$178	$424	$332	$255	$198
As a percentage of average corporate loans	0.73%	1.72%	1.30%	0.98%	0.78%

(1)
Includes $12 million of collections from credit default swaps purchased from third parties in the second quarter of 2003. From the 2003 fourth quarter forward, collections from credit default swaps are included within Trading Account on the Consolidated Statement of Income.

(2)
The 2004 first quarter includes the addition of $148 million of credit loss reserves related to the acquisition of WMF. The 2003 fourth quarter includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears' Credit Card Business.

(3)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$71	$8	$36	$62	$61
Other	2,837	3,394	3,736	4,120	3,998

Total	$2,908	$3,402	$3,772	$4,182	$4,059

Corporate cash-basis loans
In U.S. offices	$513	$623	$839	$955	$699
In offices outside the U.S.	2,395	2,779	2,933	3,227	3,360

Total	$2,908	$3,402	$3,772	$4,182	$4,059

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$91	$107	$110	$126	$105
In offices outside the U.S.	33	33	51	52	52

Total	$124	$140	$161	$178	$157

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,877	$3,127	$3,086	$2,966	$3,077
In offices outside the U.S.	3,029	2,958	2,690	2,800	2,883

Total	$5,906	$6,085	$5,776	$5,766	$5,960

Accruing loans 90 or more days delinquent(2)(3)
In U.S. offices	$2,983	$3,298	$2,322	$2,493	$2,488
In offices outside the U.S.	545	576	490	436	353

Total	$3,528	$3,874	$2,812	$2,929	$2,841

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
Substantially all consumer loans, of which $1,522 million, $1,643 million, $1,672 million, $1,767 million, and $1,735 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, respectively.

(3)
The March 31, 2004 and December 31, 2003 balances include the Sears and Home Depot data.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Other real estate owned(1)
Consumer	$396	$437	$460	$479	$509
Corporate	41	59	59	60	59

Total other real estate owned	$437	$496	$519	$539	$568

Other repossessed assets(2)	$123	$151	$182	$228	$255

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 10 and Note 10 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Mar. 31, 2004	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003	1st Qtr. 2004	1st Qtr. 2004	4th Qtr. 2003	1st Qr. 2003
Cards	$151.9	$3,152	$3,392	$2,406	$153.5	$2,554	$2,186	$1,832
Ratio		2.08%	2.14%	1.92%		6.69%	6.02%	5.86%
North America	137.3	2,891	3,133	2,180	139.0	2,414	2,052	1,715
Ratio		2.10%	2.18%	1.91%		6.99%	6.25%	6.04%
International	14.6	261	259	226	14.5	140	134	117
Ratio		1.80%	1.76%	1.97%		3.85%	3.84%	4.09%
Consumer Finance	98.8	2,127	2,221	2,183	98.1	870	867	855
Ratio		2.15%	2.36%	2.45%		3.57%	3.68%	3.91%
North America	77.0	1,589	1,683	1,786	76.3	529	512	513
Ratio		2.06%	2.32%	2.60%		2.79%	2.81%	3.06%
International	21.8	538	538	397	21.8	341	355	342
Ratio		2.47%	2.50%	1.93%		6.31%	6.65%	6.69%
Retail Banking	129.2	3,698	3,802	3,644	126.9	155	119	120
Ratio		2.86%	3.07%	3.18%		0.49%	0.39%	0.42%
North America	93.9	2,163	2,299	2,357	91.7	26	24	34
Ratio		2.30%	2.60%	2.87%		0.11%	0.11%	0.17%
International	35.3	1,535	1,503	1,287	35.2	129	95	86
Ratio		4.35%	4.24%	3.95%		1.48%	1.09%	1.07%
Private Bank(2)	36.2	155	121	157	35.3	4	8	2
Ratio		0.43%	0.35%	0.49%		0.04%	0.09%	0.03%
Other Consumer	0.9	—	—	—	0.9	(1)	—	—

Managed loans (excluding Commercial Markets)(3)	$417.0	$9,132	$9,536	$8,390	$414.7	$3,582	$3,180	$2,809
Ratio		2.19%	2.31%	2.31%		3.47%	3.20%	3.14%

Securitized receivables (all in North America Cards)	(76.2)	(1,399)	(1,421)	(1,413)	(75.9)	(1,325)	(1,219)	(1,024)
Credit card receivables held-for-sale(4)	—	—	—	(61)	—	—	(11)	(78)

On-balance sheet loans (excluding Commercial Markets)(5)	$340.8	$7,733	$8,115	$6,916	$338.8	$2,257	$1,950	$1,707
Ratio		2.27%	2.42%	2.40%		2.68%	2.42%	2.38%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Markets Groups	$39.0	$1,213	$1,350	$1,250	$39.5	$50	$94	$179
Ratio		3.11%	3.38%	2.88%		0.51%	0.93%	1.65%

Total Consumer Loans	$379.8				$378.3	$2,307	$2,044	$1,886

Regional View:
North America (excluding Mexico)	$321.5	$6,316	$6,794	$6,085	$319.6	$2,959	$2,573	$2,253
Ratio		1.96%	2.14%	2.19%		3.72%	3.38%	3.27%
Mexico	7.3	395	388	323	7.4	14	14	12
Ratio		5.43%	5.65%	5.03%		0.77%	0.80%	0.81%
EMEA	33.9	1,722	1,669	1,304	33.8	207	174	114
Ratio		5.08%	4.90%	4.52%		2.46%	2.11%	1.61%
Japan	17.8	382	355	284	17.4	305	323	315
Ratio		2.14%	2.04%	1.63%		7.07%	7.43%	7.28%
Asia (excluding Japan)	33.7	281	286	329	33.6	91	94	99
Ratio		0.83%	0.86%	1.13%		1.09%	1.15%	1.40%
Latin America	2.8	36	44	65	2.9	6	2	16
Ratio		1.27%	1.50%	2.19%		0.76%	0.22%	2.19%

Managed loans (excluding Commercial Markets)(3)	$417.0	$9,132	$9,536	$8,390	$414.7	$3,582	$3,180	$2,809
Ratio		2.19%	2.31%	2.31%		3.47%	3.20%	3.14%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Investment Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 27.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003
Total managed	$456.0	$452.0	$405.8	$454.2	$434.5	$407.3
Securitized receivables	(76.2)	(76.1)	(71.0)	(75.9)	(74.5)	(67.7)
Loans held-for-sale(1)	—	—	(3.0)	—	(0.6)	(5.1)

On-balance sheet(2)	$379.8	$375.9	$331.8	$378.3	$359.4	$334.5

(1)
Included within Other Assets on the Consolidated Balance Sheet.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2004, approximately $4 billion and $4 billion, respectively, for the fourth quarter of 2003, and approximately $1 billion and $1 billion, respectively, for the first quarter of 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $9.132 billion or 2.19% of loans at March 31, 2004, compared to $9.536 billion or 2.31% at December 31, 2003 and $8.390 billion or 2.31% at March 31, 2003. Total cash-basis loans in Commercial Markets were $1.213 billion or 3.11% of loans at March 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003 and $1.250 billion or 2.88% at March 31, 2003. Total managed net credit losses (excluding Commercial Markets) in the 2004 first quarter were $3.582 billion and the related loss ratio was 3.47%, compared to $3.180 billion and 3.20% in the 2003 fourth quarter and $2.809 billion and 3.14% in the 2003 first quarter. In Commercial Markets, total net credit losses were $50 million and the related loss ratio was 0.51% in the 2004 first quarter, compared to $94 million and 0.93% in the 2003 fourth quarter and $179 million and 1.65% in the 2003 first quarter. For a discussion of trends by business, see business discussions on pages 10 to 15 and pages 19 to 20.

        Citicorp's total allowance for loans, losses and corporate lending commitments of $13.106 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $9.218 billion at March 31, 2004, $9.088 billion at December 31, 2003 and $7.070 billion at March 31, 2003. The increase in the allowance for credit losses from March 31, 2003 was primarily due to additions of $2.1 billion and $148 million associated with the acquisitions of Sears and WMF, respectively, as well as the impact of foreign currency translation, partially offset by the write-down of Argentine compensation notes in the 2003 third quarter.

        On-balance sheet consumer loans of $379.8 billion increased $48.0 billion or 14% from March 31, 2003, primarily driven by the additions of the Sears, Home Depot and WMF portfolios, combined with growth in mortgage and other real-estate secured loans in Consumer Assets, Consumer Finance and Private Bank and the impact of strengthening currencies. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Excluding the impact of acquisitions, growth in credit card receivables was partially offset by a decline in introductory promotional rate balances reflecting a shift in acquisition marketing strategies, higher securitization levels and the sale of $1.7 billion of non-strategic portfolios in the 2003 second quarter. In CitiCapital, loans declined $5.1 billion reflecting the continued liquidation of non-core portfolios including a reduction of approximately $1.2 billion resulting from the 2003 third quarter sale of the CitiCapital Fleet Services portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
Corporate Cash-Basis Loans
Capital Markets and Banking	$2,806	$3,246	$3,520
Transaction Services	102	156	539

Total Corporate Cash-Basis Loans	$2,908	$3,402	$4,059

Net Credit Losses
Capital Markets and Banking	$184	$415	$189
Transaction Services	(7)	13	9
Other	1	(3)	—

Total Net Credit Losses	$178	$425	$198

Corporate Allowance for Credit Losses	$3,288	$3,555	$3,979
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(1)	600	600	567

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,888	$4,155	$4,546

Corporate Allowance As a Percentage of Total Corporate Loans(2)	3.25%	3.59%	3.79%

(1)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(2)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $2.908 billion, $3.402 billion and $4.059 billion at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Cash-basis loans decreased $1.151 billion from March 31, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking primarily reflects decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns on corporate borrowers in Argentina, Mexico, Hong Kong, and New Zealand. Transaction Services decreased primarily due to decreases in a reclassification of cash-basis loans along with charge-offs in Argentina and Poland. Cash-basis loans decreased $494 million from December 31, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking decreased primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry.

        Total corporate Other Real Estate Owned (OREO) was $41 million, $59 million and $59 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

        Total corporate loans outstanding at March 31, 2004 were $101 billion as compared to $99 billion at December 31, 2003 and $105 billion at March 31, 2003.

        Total corporate net credit losses of $178 million at March 31, 2004 decreased $247 million compared to December 31, 2003 primarily reflecting recoveries as well as lower net credit losses from counterparties in Europe.

        The allowance for credit losses is established by management based upon estimates of probable losses inherent in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower's financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

        Citicorp's allowance for credit losses for loans, leases, and unfunded lending commitments of $13.106 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the corporate portfolio was $3.888 billion at March 31, 2004, compared to $4.155 billion at December 31, 2003 and $4.546 billion at March 31, 2003. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 3.84% at March 31, 2004, as compared to 4.20% and 4.33% at December 31, 2003 and March 31, 2003, respectively. The $658 million decrease in total corporate reserves for the 12 months ending March 31, 2004 primarily reflects write-offs against previously-established reserves in the telecommunications and power and energy industries and reserve releases of $450 million due to improving credit quality in the portfolio. The $267 million decrease in the total corporate allowance from the 2003 fourth quarter primarily reflects a $150 million reserve release geographically attributed to Argentina ($50 million), Latin

America ($46 million), North America ($37 million), Asia, excluding Japan ($10 million), and EMEA ($7 million). The $150 million reserve release was primarily due to an improving credit environment as evidenced by a decline in the estimates of probable losses inherent in the portfolio and declines in classified and cash-basis loans. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve from 2003 reflecting improving global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 42.

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

        Additional information on Market Risk can be found in Citicorp's 2003 Annual Report on Form 10-K.

OPERATIONAL RISK MANAGEMENT PROCESS

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities in a fiduciary role, as principal as well as agent, or through a special-purpose vehicle.

        The Citigroup Operational Risk Policy codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

Risk and Control Self-Assessment

        The Company's Risk and Control Self-Assessment (RCSA) incorporates standards for risk and control self-assessment that are applicable to all businesses and establish RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. The Company's RCSA is based on principles of The Committee of Sponsoring Organizations of the Treadway Commission, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, Federal Deposit Insurance Corporation Improvement Act (FDICIA) or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to senior management and Citigroup's Audit and Risk Management Committee. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of Citigroup's Board of Directors.

Information Security and Continuity of Business

        Citigroup formed an Executive Council of senior business managers to oversee information security and continuity of business policy and implementation. These are important issues for the Company and the entire industry in light of the risk environment. Significant upgrades to the Company's processes are continuing.

        The Company's Information Security Program complies with the Gramm-Leach Bliley Act and other regulatory guidance. The Citigroup Information Security Office conducted an end-to-end review of company-wide risk management processes for mitigating, monitoring, and responding to information security risk.

        Citigroup mitigates business continuity risks by its long-standing practice of annual testing and review of recovery procedures by business units. The Citigroup Office of Business Continuity and the Global Continuity of Business Committee oversee this broad program area. Together, these groups issued a corporate-wide Continuity of Business policy effective January 2003 to improve consistency in contingency planning standards across the Company.

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

        Management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citigroup has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. Under Federal Financial Institutions Examination Council (FFIEC) guidelines, total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	March 31, 2004								December 31, 2003
		Cross-Border Claims on Third Parties
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)	Investments in and Funding of Local Franchises	Total Cross- Border Out- standings	Commit- ments(2)	Total Cross- Border Out- standings	Commit- ments(2)
Germany	$6.7	$3.8	$2.1	$12.6	$11.2	$4.1	$16.7	$10.6	$14.8	$9.6
Italy	0.4	9.0	1.0	10.4	10.2	2.1	12.5	2.0	12.2	2.2
Canada	0.7	—	1.7	2.4	2.1	5.0	7.4	1.8	8.2	1.7
Mexico	—	2.4	3.7	6.1	2.6	1.1	7.2	0.4	7.2	0.5
France	3.0	1.3	1.8	6.1	5.4	0.4	6.5	5.5	5.1	5.9
Australia	0.6	—	1.4	2.0	1.8	4.0	6.0	0.1	7.6	0.1

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

        The capital plans, forecasts, and positions of Citicorp and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citicorp's Chairman, Chief Executive Officer and President, Chief Financial Officer, Treasurer, Senior Risk Officer, and several other senior officers of Citicorp and Citigroup.

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

        As noted in the table below, Citicorp maintained a well-capitalized position during the first quarter of 2004 and the full year of 2003.

Citicorp Regulatory Capital Ratios

	March 31, 2004	December 31, 2003
Tier 1 capital	8.80%	8.44%
Total capital (Tier 1 and Tier 2)	13.00%	12.68%
Leverage(1)	6.69%	6.70%
Common stockholders' equity	10.08%	9.97%

(1)
Tier 1 capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2004	December 31, 2003
Tier 1 capital
Common stockholder's equity	$86,005	$81,794
Qualifying mandatorily redeemable securities of subsidiary trusts	853	840
Minority interest	1,228	1,225
Less: Net unrealized gains on securities available-for-sale(1)	(1,252)	(948)
Accumulated net gains on cash flow hedges, net of tax	(710)	(879)
Intangible assets:(2)
Goodwill	(26,269)	(25,302)
Other disallowed intangible assets	(6,105)	(5,837)
Other	(207)	(222)

Total Tier 1 capital	53,543	50,671

Tier 2 capital
Allowance for credit losses(3)	7,787	7,700
Qualifying debt(4)	17,638	17,709
Unrealized marketable equity securities gains(1)	101	73

Total Tier 2 capital	25,526	25,482

Total capital (Tier 1 and Tier 2)	$79,069	$76,153

Risk-adjusted assets(5)	$608,294	$600,554

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

(2)
The increase in intangible assets is primarily due to the acquisition of WMF in January 2004.

(3)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(4)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 capital.

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $34.3 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 2004, compared to $32.5 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $13.7 billion and $10.2 billion at March 31, 2004 and December 31, 2003, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        The increase of $4.2 billion in stockholder's equity during the quarter primarily reflects net income of $3.9 billion, the after-tax net change in equity from nonowner sources of $0.2 billion and $0.1 billion related to employee benefit plans and other activity. The increase in the common stockholder's equity ratio during the first three months of 2004 reflected the above items and the 4% increase in total assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 capital, at March 31, 2004 and December 31, 2003 were $853 million and $840 million, respectively. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. The FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital. On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies (BHCs), subject to conditions. See "Regulatory Capital and Accounting Standards Developments" on page 35. If Tier 2 capital treatment had been required at March 31, 2004, Citicorp would have continued to be "well-capitalized."

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well-capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At March 31, 2004, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

	March 31, 2004	December 31, 2003
Tier 1 capital	8.86%	8.40%
Total capital (Tier 1 and Tier 2)	13.00%	12.56%
Leverage(1)	6.62%	6.57%
Common stockholder's equity	7.69%	7.56%

(1)
Tier 1 capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	March 31, 2004	December 31, 2003
Tier 1 capital	$38.3	$35.9
Total capital (Tier 1 and Tier 2)	$56.2	$53.7

        Citibank's net income for the first quarter of 2004 amounted to $2.3 billion. Total subordinated notes issued to Citicorp that were outstanding at March 31, 2004 and December 31, 2003 and included in Citibank's Tier 2 capital amounted to $12.3 billion at each date.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. In a press release dated January 15, 2004, the Basel Committee announced that it would make further refinements to certain critical components of Pillar 1 of the New Accord, including the rules for recognizing credit risk mitigation techniques. The Basel Committee subsequently published changes for the capital treatment of expected and unexpected credit losses, the treatment of securitization-related exposures, and principles for the cross-border implementation of the advanced measurement approaches (AMA) for operational risk requirements. The Basel Committee also clarified the implementation of the supervisory review of capital adequacy (Pillar 2 of the New Accord). After a meeting held on May 11, 2004, the Basel Committee announced that it had achieved consensus on the remaining issues regarding the New Accord, including the treatment of retail credit exposures. The Basel Committee decided to add an additional year of impact analysis and parallel testing for banks adopting the advanced approaches, with implementation extended until year-end 2007. The Basel Committee intends to publish the text of the New Accord at the end of June 2004. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and BHCs. Citigroup and Citicorp are assessing the impact of the proposed new capital standards, while continuing to participate in efforts to refine the standards and monitor the progress of the Basel initiative.

        In January 2003, FASB issued accounting guidance in FIN 46 (which was subsequently revised in December 2003) which requires the consolidation of certain types of special-purpose vehicles that previously were recorded as off-balance sheet exposures. Although FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citicorp elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46-R was adopted in the 2004 first quarter. The impact of both these implementations was not material to the capital ratios of Citicorp. On September 12, 2003, the federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule was to be effective only for reporting periods ending September 30, 2003, December 31, 2003, and March 31, 2004. On April 26, 2004, the federal bank regulatory agencies extended the interim rule through the June 30, 2004 reporting period. The impact of adopting the interim rule did not have a material impact on the capital ratios of Citicorp.

        On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Internationally-active BHCs would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. Based on all limits set in the proposal, Citicorp would be able to retain the trust preferred securities within Tier 1 capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 42.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries, including Citicorp, and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

        As of March 31, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $7.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $5.2 billion of the available $7.0 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 42.

        Primary sources of liquidity for Citicorp and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citicorp and its principal subsidiaries also generate funds through securitizing financial assets including credit card receivables and single-family or multi-family residences. Finally, Citicorp's net earnings provide a significant source of funding to the Company.

        Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent company and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $502.9 billion at March 31, 2004. Citicorp's deposits represent 59% and 58% of total funding at March 31, 2004 and December 31, 2003. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates), CitiFinancial Credit Company, and WMF. Citicorp has guaranteed various debt obligations of Associates, CitiFinancial Credit Company, and WMF, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of March 31, 2004 that matures in 2004. The facilities guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility's agreements). At March 31, 2004, this requirement was exceeded by approximately $67.8 billion.

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

        Citicorp uses its liquidity to service debt obligations, to pay dividends to its stockholders, to support organic growth, and to fund acquisitions. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates.

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

        SPEs may be organized as trusts, partnerships, or corporations. In a securitization, a company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

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

        Most of our credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

Securitization of Citicorp's Assets

        In certain of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citicorp is securitizing assets that were previously recorded in its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 10 to the Consolidated Financial Statements.

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

        At March 31, 2004 and December 31, 2003, total assets in the credit card trusts were $83 billion and $89 billion, respectively. Of those amounts at March 31, 2004 and December 31, 2003, $76 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $7 billion and $13 billion, respectively, is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans. Included in the $76 billion are retained securities issued by the trust totaling $1.1 billion at both March 31, 2004 and December 31, 2003. Citicorp retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.2 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.1 billion and $1.1 billion, respectively, at March 31, 2004 and December 31, 2003. The Company also recognized an interest-only strip of $836 million at both March 31, 2004 and December 31, 2003, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended March 31, 2003, the Company recorded net gains of $146 million, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. No such gains were recorded during the first three months of 2004.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At March 31, 2004 and December 31, 2003, the total amount of mortgage and other loan products securitized and outstanding was $129.6 billion and $141.1 billion, respectively. Servicing rights and other retained interests amounted to $2.6 billion and $2.7 billion at March 31, 2004 and December 31, 2003, respectively. The Company recognized gains related to the securitization of mortgages and other assets of $77.8 million and $84.9 million during the three months ended March 31, 2004 and 2003, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. These non-consolidation conclusions were not changed upon the adoption of FIN 46 (revised December 2003) (FIN 46-R) in the first quarter of 2004. At March 31, 2004 and December 31, 2003, total assets in the unconsolidated conduits were $45 billion and $44 billion, respectively, and liabilities were $45 billion and $44 billion, respectively. One conduit with assets of $763 million at March 31, 2004 and $823 million at December 31, 2003 is consolidated.

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

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The variable interest entities (VIEs), which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46 due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        See Note 10 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitment as of March 31, 2004 and December 31, 2003. Further details are included in the footnotes.

In millions of dollars	March 31, 2004	December 31, 2003
Financial standby letters of credit and foreign office guarantees	$36,961	$36,065
Performance standby letters of credit and foreign office guarantees	7,850	8,101
Commercial and similar letters of credit	4,728	4,411
One- to four-family residential mortgages	6,405	3,599
Revolving open-end loans secured by one- to four-family residential properties	12,519	14,007
Commercial real estate, construction and land development	1,419	1,322
Credit card lines(1)	742,036	739,162
Commercial and other consumer loan commitments(2)	232,770	221,024

Total	$1,044,688	$1,027,691

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $141 billion and $130 billion with original maturity of less than one year at March 31, 2004 and December 31, 2003, respectively.

        See Note 12 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

        Citigroup has had a long-standing process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems as well as the effectiveness of internal controls over financial reporting and disclosure processes. The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs to make certain certifications with respect to this report and to the Company's disclosure controls and procedures and internal control over financial reporting.

        Citigroup's Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for Citigroup in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains Citigroup's commitment to the highest standards of conduct. Citigroup has established an ethics hotline for employees. In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and which supplements Citigroup-wide Code of Conduct.

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

Certain Regulatory Matters

        The Company's parent, Citigroup, has disclosed that the Securities and Exchange Commission is conducting a non-public investigation, which Citigroup believes originated with its accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the 4th quarter of 2001 and the 1st quarter of 2002; it is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has requested certain accounting and internal controls-related information for the years 2001, 2002 and 2003. The SEC has recently scheduled testimony which began in May 2004. Citigroup is cooperating with the SEC in its investigation. Citigroup cannot predict the outcome of the investigation.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." these forward-looking statements involve risks and uncertainties including, but not limited to: the continued improvement in global economic conditions; sovereign or regulatory actions; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect of the acquisition of KorAm Bank; and the resolution of legal proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2004	2003(1)
Interest revenue
Loans, including fees	$10,775	$9,428
Deposits with banks	206	263
Federal funds sold and securities purchased under agreements to resell	112	92
Investments, including dividends	1,213	1,204
Trading account assets	447	368
Loans held-for-sale	79	257

	12,832	11,612

Interest expense
Deposits	1,875	1,933
Trading account liabilities	30	11
Purchased funds and other borrowings	483	472
Long-term debt	921	937

	3,309	3,353

Net interest revenue	9,523	8,259
Benefits, claims and credit losses
Policyholder benefits and claims	136	148
Provision for credit losses	2,230	2,052

Total benefits, claims and credit losses	2,366	2,200

Net interest revenue after benefits, claims and credit losses	7,157	6,059

Fees, commissions and other revenue
Fees and commissions	3,201	2,703
Foreign exchange	492	907
Trading account	487	(17)
Investment transactions	112	112
Other revenue	1,624	1,324

	5,916	5,029

Operating Expense
Salaries	2,727	2,589
Employee benefits	678	579

Total employee-related expenses	3,405	3,168
Net premises and equipment	924	874
Restructuring-related items	(3)	(12)
Other expense	2,911	2,466

	7,237	6,496

Income before income taxes and minority interest	5,836	4,592

Income taxes	1,830	1,437
Minority interest, after-tax	73	38

Net income	$3,933	$3,117

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks	$17,643	$16,707
Deposits at interest with banks	23,104	19,777
Federal funds sold and securities purchased under agreements to resell	22,464	18,797
Trading account assets (including $2,328 and $2,078 pledged to creditors at March 31, 2004 and December 31, 2003, respectively)	83,139	85,681
Investments
Held to maturity	52	54
Available-for-sale and short-term and other (including $9,603 and $10,126 pledged to creditors at March 31, 2004 and December 31, 2003, respectively)	136,457	120,633
Venture capital	3,510	3,605

Total investments	140,019	124,292
Loans held-for-sale	10,021	9,229
Loans, net of unearned income
Consumer	383,678	379,932
Corporate	101,236	99,037

Loans, net of unearned income	484,914	478,969
Allowance for credit losses	(12,506)	(12,643)

Total loans, net	472,408	466,326
Goodwill	26,269	25,302
Intangible assets	12,995	12,924
Premises and equipment, net	6,445	6,514
Interest and fees receivable	5,284	5,075
Other assets	33,845	29,479

Total assets	$853,636	$820,103

Liabilities
Non-interest-bearing deposits in U.S. offices	$30,236	$30,214
Interest-bearing deposits in U.S. offices	151,124	146,713
Non-interest-bearing deposits in offices outside the U.S.	25,941	23,405
Interest-bearing deposits in offices outside the U.S.	295,557	278,162

Total deposits	502,858	478,494
Trading account liabilities	49,819	53,455
Purchased funds and other borrowings	69,442	66,361
Accrued taxes and other expense	12,163	9,985
Long-term debt	105,370	102,234
Other liabilities	27,979	27,780
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,260	40,203
Retained earnings	47,927	43,998
Accumulated other changes in equity from nonowner sources	(2,182)	(2,407)

Total stockholder's equity	86,005	81,794

Total liabilities and stockholder's equity	$853,636	$820,103

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Balance at beginning of period	$81,794	$73,540
Net income	3,933	3,117
Net change in unrealized gains and losses on investment securities, after-tax	304	—
Net change in foreign currency translation adjustment, after-tax	90	(845)
Net change for cash flow hedges, after-tax	(169)	(192)

Total changes in equity from nonowner sources	4,158	2,080
Dividends paid	(4)	(804)
Employee benefit plans and other activity	57	(32)

Balance at end of period	$86,005	$74,784

Summary of changes in equity from nonowner sources
Net income	$3,933	$3,117
Other changes in equity from nonowner sources	225	(1,037)

Total changes in equity from nonowner sources	$4,158	$2,080

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Cash flows from operating activities
Net income	$3,933	$3,117
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,230	2,052
Depreciation and amortization of premises and equipment	316	298
Restructuring-related items	(3)	(12)
Venture capital activity	95	124
Net gain on sale of securities	(112)	(112)
Changes in accruals and other, net	(3,101)	1,332
Net (increase) decrease in loans held for sale	(792)	4,108
Net decrease (increase) in trading account assets	2,542	(2,291)
Net decrease in trading account liabilities	(3,636)	(158)

Total adjustments	(2,461)	5,341

Net cash provided by operating activities	1,472	8,458

Cash flows from investing activities
Net increase in deposits at interest with banks	(3,327)	(2,762)
Securities—available for sale and short-term and other
Purchases	(64,670)	(50,785)
Proceeds from sales	35,464	23,314
Maturities	13,396	16,776
Net increase in federal funds sold and securities purchased under resale agreements	(3,667)	(9,223)
Net increase in loans	(8,888)	(267)
Proceeds from sales of loans	3,748	5,590
Business acquisitions	(1,113)	—
Capital expenditures on premises and equipment	(283)	(403)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	675	274

Net cash used in investing activities	(28,665)	(17,486)

Cash flows from financing activities
Net increase in deposits	24,364	13,856
Net decrease in federal funds purchased and securities sold under repurchase agreements	(827)	(3,554)
Net increase (decrease) in commercial paper and funds borrowed	3,638	(1,943)
Proceeds from issuance of long-term debt	5,591	7,354
Repayment of long-term debt	(4,618)	(3,436)
Dividends paid	(4)	(804)

Net cash provided by financing activities	28,144	11,473

Effect of exchange rate changes on cash and due from banks	(15)	8

Net increase in cash and due from banks	936	2,453
Cash and due from banks at beginning of period	16,707	13,724

Cash and due from banks at end of period	$17,643	$16,177

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,365	$2,503
Income taxes	12	687
Non-cash investing activities:
Transfers to repossessed assets	$243	$276

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks	$14,687	$13,330
Deposits at interest with banks	22,107	19,426
Federal funds sold and securities purchased under agreements to resell	18,897	16,869
Trading account assets (including $78 and $258 pledged to creditors at March 31, 2004 and December 31, 2003, respectively)	76,538	79,871
Investments
Held to maturity	47	47
Available-for-sale (including $1,333 and $1,043 pledged to creditors at March 31, 2004 and December 31, 2003, respectively)	100,858	86,700
Venture capital	517	435

Total investments	101,422	87,182
Loans held-for-sale	3,360	2,940
Loans, net of unearned income	326,755	324,477
Allowance for credit losses	(8,439)	(8,709)

Total loans, net	318,316	315,768
Goodwill	6,622	6,610
Intangible assets	9,039	9,184
Premises and equipment, net	3,911	3,964
Interest and fees receivable	4,015	3,791
Other assets	27,277	23,188

Total assets	$606,191	$582,123

Liabilities
Non-interest-bearing deposits in U.S. offices	$21,619	$22,372
Interest-bearing deposits in U.S. offices	94,375	91,860
Non-interest-bearing deposits in offices outside the U.S.	21,677	18,499
Interest-bearing deposits in offices outside the U.S.	263,110	248,504

Total deposits	400,781	381,235
Trading account liabilities	49,560	52,718
Purchased funds and other borrowings	45,380	42,479
Accrued taxes and other expense	8,724	7,599
Long-term debt and subordinated notes	33,680	32,779
Other liabilities	19,517	19,360
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	24,972	24,831
Retained earnings	21,777	19,515
Accumulated other changes in equity from nonowner sources(1)	(901)	(1,094)

Total stockholder's equity	48,549	45,953

Total liabilities and stockholder's equity	$606,191	$582,123

(1)
Amounts at March 31, 2004 and December 31, 2003 include the after-tax amounts for net unrealized gains on investment securities of $466 million and $201 million, respectively, for foreign currency translation of ($1.994) billion and ($2.028) billion, respectively, and for cash flow hedges of $627 million and $733 million respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three-month period ended March 31, 2004 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2003 Annual Report on Form 10-K.

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

2.     Accounting Changes

Consolidation of Variable Interest Entities

        On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has determined that in accordance with FIN 46-R, the multi-seller finance companies administered by the Company should continue not to be consolidated. However, the trust preferred security vehicles are now deconsolidated. The cumulative effect of adopting FIN 46-R was an increase to assets and liabilities of approximately $1.1 billion, primarily due to certain structured finance transactions.

        FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and FIN 46-R and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citicorp elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $1.0 billion. The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated.

        The Company administers several third-party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. The Company has no ownership interest in the conduits, but as administrator provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The

FASB deferred adoption of FIN 46-R for non registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected in mid-2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46, but are not consolidated.

        See Note 10 to the Consolidated Financial Statements.

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citicorp revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was a $29 million pretax reduction in revenue across all of the Company's businesses in the 2004 first quarter. This revenue will be recognized over the life of the transactions.

Adoption of SFAS 132-R

        In December 2003, FASB issued SFAS No.132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132-R), which retains the disclosure requirements contained in SFAS 132 and requires additional disclosure in financial statements about the assets, obligations, cash flows, and net periodic benefit cost of domestic defined benefit pension plans and other domestic defined benefit postretirement plans for periods ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new disclosure requirements for foreign retirement plans apply to fiscal years ending after June 15, 2004. However, the Company has elected to adopt SFAS 132-R for its foreign plans as of December 31, 2003. Certain disclosures required by SFAS 132-R are effective for interim periods beginning after December 15, 2003. Accordingly, the new interim disclosures are included in Note 11 to the Consolidated Financial Statements.

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

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them on its balance sheet. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, under SFAS 123, an offsetting increase to stockholder's equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the binomial method. The impact of this change was immaterial.

Guarantees and Indemnifications

        In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 12 to the Consolidated Financial Statements.

Future Application of Accounting Standards

Accounting for Loan Commitments Accounted For As Derivatives

        On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. The Company is assessing the impact of adopting SAB 105.

Postretirement Benefits

        In January 2004, FASB issued FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that include the date of enactment or making a one-time election to defer the accounting for the effects of the Act.

        Citicorp has decided to defer recognizing any effects of the Act until further guidance is issued by FASB. Measurement of the net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company's postretirement benefit plans. The Act is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

3.     Business Developments and Combinations

Acquisition of KorAm Bank

        On February 22, 2004, Citigroup and KorAm Bank announced that they, together with an investor consortium led by The Carlyle Group and JP Morgan Corsair II (the investor consortium), signed an agreement for Citigroup to acquire a controlling interest in KorAm. Based on 2003 revenues, KorAm Bank is the seventh-largest commercial bank in Korea, with 222 domestic branches and total assets of $35.9 billion.

        The terms of the transaction included the acquisition of the investor consortium's 36.6% stake in KorAm Bank and a tender offer for all of the remaining shares at a price of KRW 15,500 per share in cash.

        Under the tender offer, which expired on April 30, 2004, approximately 60.9% of the outstanding shares were tendered. When combined with the investor consortium's stake in KorAm Bank, Citigroup's overall shareholding will be approximately 97.5%, with a total purchase price of KRW 3.07 trillion ($2.6 billion). The acquisition is expected to close during the 2004 second quarter.

        The businesses of Citigroup and KorAm Bank, taken together, will create the sixth-largest commercial bank in Korea, based on 2003 revenues. The operations of KorAm will be integrated into the businesses of Citicorp.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup acquired Washington Mutual Finance Corporation (WMF) for $1.25 billion. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The operations of WMF were integrated into the businesses of Citicorp.

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

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income(1)		Identifiable Assets
	First Quarter
In millions of dollars, except identifiable assets in billions							Mar. 31 2004	Dec. 31, 2003(2)
	2004	2003(2)	2004	2003(2)	2004	2003(2)
Global Consumer	$10,968	$9,270	$1,131	$975	$2,438	$1,991	$450	$444
Global Corporate and Investment Bank	2,992	2,836	492	339	1,157	932	335	312
Global Investment Management	958	751	98	51	229	161	51	50
Proprietary Investment Activities	132	89	26	16	14	12	7	7
Corporate/Other	389	342	83	56	95	21	11	7

Total	$15,439	$13,288	$1,830	$1,437	$3,933	$3,117	$854	$820

(1)
Results in the 2004 and 2003 first quarters include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.3 billion and $2.0 billion, respectively, in Global Corporate and Investment Bank of ($60) million and $116 million, respectively, and in Global Investment Management of $94 million and $97 million, respectively.

(2)
Reclassified to conform to the current period's presentation.

5.     Investments

In millions of dollars	March 31, 2004	December 31, 2003
Fixed maturities, primarily available-for-sale at fair value	$131,626	$115,604
Equity securities, primarily at fair value	4,605	4,720
Venture capital, at fair value	3,510	3,605
Short-term and other	278	363

	$140,019	$124,292

        The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004				December 31, 2003(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$52	$—	$—	$52	$54	$54

Fixed maturity securities available-for-sale
U.S. Treasury and Federal agencies	$45,429	$461	$49	$45,841	$40,868	$41,010
State and municipal	7,801	608	8	8,401	7,557	8,113
Foreign government	51,349	783	89	52,043	43,500	44,119
U.S. corporate	9,909	194	352	9,751	8,240	8,064
Other debt securities	15,370	182	14	15,538	14,120	14,244

	129,858	2,228	512	131,574	114,285	115,550

Total fixed maturities	$129,910	$2,228	$512	$131,626	$114,339	$115,604

Equity securities(3)	$4,380	$235	$10	$4,605	$4,558	$4,720

(1)
At December 31, 2003, gross pretax gains and losses on fixed maturities and equity securities totaled $2.018 billion and $591 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Net realized investment gains (losses)	$(12)	$36
Gross unrealized gains	146	91
Gross unrealized (losses)	(159)	(87)

Net realized and unrealized gains (losses)	$(25)	$40

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	March 31, 2004	December 31, 2003
Trading account assets
U.S. Treasury and Federal agency securities	$3,385	$7,583
Foreign government securities, corporate and other debt securities	37,370	31,929
Derivative and other contractual commitments(1)	42,384	46,169

Total trading account assets	$83,139	$85,681

Trading account liabilities
Securities sold, not yet purchased	$8,015	$6,682
Derivative and other contractual commitments(1)	41,804	46,773

Total trading account liabilities	$49,819	$53,455

(1)
Net of master netting agreements and securitization.

7.     Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2004	2003	Total
Original charges	$1	$—	$1

Acquisitions during:(1)
First quarter 2004	21	—	21
2003	—	82	82

	21	82	103

Utilization during:(2)
First quarter 2004	—	—	—
2003	—	—	—

	—	—	—

Other	—	—	—

Balance at March 31, 2004	$22	$82	$104

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During the first quarter of 2004, Citicorp recorded restructuring charges of $22 million, of which $21 million related to the purchase price allocation of WMF for the integration of its operations and operating platforms within the Global Consumer business. Of the $21 million, $4 million related to employee severance and $17 million related to exiting leasehold and other contractual obligations. These restructuring initiatives are expected to be substantially implemented over the next year.

        During 2003, Citicorp recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million related to employee severance and $35 million related to exiting leasehold and other contractual obligations.

        Restructuring-related items included in the Consolidated Statement of Income for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Restructuring charges	$1	$—
Changes in estimates	(4)	(12)

Total restructuring-related items	$(3)	$(12)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the first quarter of 2004 resulted in a reduction of the reserve for prior restructuring initiatives of $4 million, offset by the $1 million restructuring charge for WMF. Changes in estimates during the first quarter of 2003 resulted in a reduction of reserves for prior restructuring initiatives of $12 million.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citicorp's 2003 Annual Report on Form 10-K.

8.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2004 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2003	$948	$(4,234)	$879	$(2,407)
Unrealized gains on investment securities, after-tax(1)	377	—	—	377
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(73)	—	—	(73)
Foreign currency translation adjustment, after-tax	—	90	—	90
Cash flow hedges, after-tax	—	—	(169)	(169)

Current period change	304	90	(169)	225

Balance, March 31, 2004	$1,252	$(4,144)	$710	$(2,182)

(1)
Primarily due to a decrease in market interest rates and incremental purchases of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

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

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(73)	$(3)
Net gain (loss) excluded from assessment of effectiveness	170	(29)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	3	(4)
Net gain excluded from assessment of effectiveness	—	—
Net Investment Hedges:
Net loss included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(94)	$(181)

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2004 and 2003 can be summarized as follows (after-tax):

In millions of dollars	2004	2003
Balance at January 1,	$879	$1,454
Net gain (loss) from cash flow hedges	8	(28)
Net amounts reclassified to earnings	(177)	(164)

Balance at March 31,	$710	$1,262

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

        The following tables summarize certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.8	$10.9	$—
Proceeds from collections reinvested in new receivables	38.4	—	—
Servicing fees received	0.4	0.1	—
Cash flows received on retained interests and other net cash flows	1.2	—	—

	Three Months Ended March 31, 2003
In billions of dollars	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$7.1	$8.7	$0.2
Proceeds from collections reinvested in new receivables	33.7	—	—
Servicing fees received	0.3	—	—
Cash flows received on retained interests and other net cash flows	1.0	—	—

(1)
Other includes auto loans and other assets.

        The Company recognized gains on securitizations of mortgages of $77.8 million and $79.2 million for the three-month periods ended March 31, 2004 and 2003, respectively. In the first quarter of 2003, the Company recorded gains of $146 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. No such gains were recorded during the first quarter of 2004. Gains recognized on the securitization of other assets during the first three months of 2003 were $5.7 million. No such gains were recorded during the first quarter of 2004.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended March 31, 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other
Discount rate	10.0%	11.0%
Constant prepayment rate	15.0% to 17.5%	7.0%
Anticipated net credit losses	5.6% to 10.0%	0.03%

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

        At March 31, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at March 31, 2004:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 5.6%
Mortgages and other	11.1%	23.3%	0.03%
Auto loans	15.0%	20.1% to 23.4%	12.5% to 15.5%

In millions of dollars	March 31, 2004
Carrying value of retained interests	$4,498

Discount rate
+10%	$(156)
+20%	$(236)

Constant prepayment rate
+10%	$(353)
+20%	$(609)

Anticipated net credit losses
+10%	$(283)
+20%	$(496)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2004 and December 31, 2003, and credit losses, net of recoveries, for the three-month periods ended March 31, 2004 and 2003.

Credit Card Receivables

In billions of dollars	March 31, 2004	December 31, 2003
Principal amounts, at period end:
Total managed	$151.9	$158.4
Securitized amounts	(76.2)	(76.1)
Loans held-for-sale	—	—

On-balance sheet	$75.7	$82.3

In millions of dollars
Delinquencies, at period end:
Total managed	$3,152	$3,392
Securitized amounts	(1,399)	(1,421)
Loans held-for-sale	—	—

On-balance sheet	$1,753	$1,971

	Three Months Ended March 31
In millions of dollars
	2004	2003
Credit losses, net of recoveries:
Total managed	$2,554	$1,832
Securitized amounts	(1,325)	(1,024)
Loans held-for-sale	—	(78)

On-balance sheet	$1,229	$730

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $1.9 billion and $1.5 billion at March 31, 2004 and 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Balance, beginning of period	$1,980	$1,632
Originations	131	203
Purchases	200	—
Amortization	(96)	(125)
Loss on change in MSR value(1)	(217)	(18)
Provision for impairment(2)(3)	(94)	(162)

Balance, end of period	$1,904	$1,530

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $859 million and $765 million at March 31, 2004 and December 31, 2003, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	March 31, 2004	December 31, 2003
Cash	$0.1	$0.2
Trading account assets	11.5	10.8
Investments	5.9	8.0
Loans	7.9	6.7
Other assets	0.4	1.4

Total assets of consolidated VIEs	$25.8	$27.1

        The consolidated VIEs included in the table above represent numerous separate entities with which the Company is involved and includes approximately $1.1 billion related to VIEs newly-consolidated as a result of adopting FIN46-R as of January 1, 2004 and $1.0 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $25.8 billion and $27.1 billion of total assets of VIEs consolidated by the Company at March 31, 2004 and December 31, 2003, respectively, $20.2 billion and $20.1 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $4.8 billion and $5.6 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $0.8 billion and $0.6 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. In addition, at December 31, 2003, $0.8 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company. In accordance with FIN 46-R, the trust preferred securities have been deconsolidated at March 31, 2004.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $780 million during the first quarter of 2004. The Company's liabilities related to these trusts are included in long-term debt at March 31, 2004 and December 31, 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At March 31, 2004 and December 31, 2003, total assets in unconsolidated conduits were $45.1 billion and $44.3 billion, respectively. One conduit with assets of $763 million and $823 million is consolidated at March 31, 2004 and December 31, 2003, respectively.

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

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $54.4 billion and $65.5 billion at March 31, 2004 and December 31, 2003, respectively, including $5.9 billion and $6.4 billion in investment-related transactions, $1.3 billion and $0.5 billion in CDO-type transactions, and $46.4 billion and $58.2 billion in structured finance and other transactions. Included in the total unconsolidated VIEs were $0.8 billion in trust preferred securities at March 31, 2004, and $0.4 billion in mortgage-related transactions at December 31, 2003.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $43.4 billion at March 31, 2004. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 12 to the Consolidated Financial Statements.

11.   Retirement Benefits

Retirement Benefits

        Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        Citicorp participates with affiliated companies in the Citigroup U.S. pension plans that resulted in net expense of $64 million and $26 million at March 31,2004 and 2003, respectively. Citicorp's allocated share of the net expense was $18 million and $4 million at March 31, 2004 and 2003, respectively.

        The Company also has various defined benefit pension and termination indemnity plans covering employees outside the United States which resulted in net expense of $34 million and $34 million at March 31, 2004 and 2003, respectively.

        The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $11 million and $11 million at March 31, 2004 and 2003, respectively.

        The Company's retirement benefit plans are described in more detail in Citigroup's 2003 Annual Report on Form 10-K.

12.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at March 31, 2004 and December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at March 31, 2004 and December 31, 2003:

	March 31, 2004
In billions of dollars at March 31, 2004, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$30.2	$6.8	$37.0	$37.0	$117.5
Performance guarantees	4.6	3.2	7.8	7.8	5.0
Derivative instruments	24.5	111.3	135.8	135.8	12,299.9
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.8	1.8	1.8	34.1
Securities lending indemnifications(1)	60.4	—	60.4	60.4	—
Credit card merchant processing(1)	26.5	—	26.5	26.5	—
Custody indemnifications(1)	—	19.1	19.1	19.1	—

Total	$146.2	$142.3	$288.5	$288.5	$12,456.5

	December 31, 2003
In billions of dollars at December 31, 2003, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$18.3	$17.8	$36.1	$36.1	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	20.7	89.7	110.4	110.4	12,411.8
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.0	$130.7	$252.7	$252.7	$12,598.3

(1)
The carrying values of securities lending indemnifications, credit card merchant processing and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

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

        At March 31, 2004 and December 31, 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $288.5 billion and $252.7 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citicorp's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citicorp may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At March 31, 2004 and December 31, 2003, respectively, the Company held as collateral approximately $45.2 million and $26 million, respectively, of merchant escrow deposits and also had $117 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At March 31, 2004 and December 31, 2003, this maximum potential exposure was estimated to be $26.5 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience.

        At March 31, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2004, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2004 or December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2004 and December 31, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $12.5 billion and $12.6 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at March 31, 2004 and December 31, 2003, other liabilities includes an allowance for credit losses of $600 million and $600 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.5 billion and $38.3 billion at March 31, 2004 and December 31, 2003, respectively. Securities and other marketable assets held as collateral amounted to $34.9 billion and $29.6 billion and letters of credit in favor of the Company held as collateral amounted to $2.0 billion and $1.5 billion at March 31, 2004 and December 31, 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

15.   Subsequent Event

Charge for Regulatory and Legal Matters

        On May 10, 2004, Citigroup Inc. announced that it was taking a charge of $4.95 billion after-tax to cover the cost of resolving numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities described in (ii) above. Subject to further review and adjustment, it is anticipated that the Company will record an after-tax charge of approximately $950 million in the second quarter of 2004.

        The Company believes that its reserve, subject to any further adjustments in allocation, is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and to resolve them in the manner management believes is in the best interest of the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

16.   Condensed Consolidating Financial Statements

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

        On July 1, 2002, Citicorp contributed its remaining interest in the stock of Associates to CBC, making Associates a wholly owned subsidiary of CBC. Citicorp remains the guarantor of the outstanding long-term debt, securities and commercial paper of Associates.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of March 31, 2004 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2004, this requirement was exceeded by approximately $67.8 billion. Citicorp also has guaranteed various debt obligations of Associates and CCC.

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$34	$—	$—	$—	$(34)	$—
Interest from subsidiaries	367	—	—	(367)	—	—
Interest on loans, including fees—third party	—	1,840	2,130	8,645	(1,840)	10,775
Interest on loans, including fees—intercompany	—	—	18	(18)	—	—
Other interest revenue	—	42	50	2,007	(42)	2,057
Fees, commissions and other revenue—third party	313	172	208	5,395	(172)	5,916
Fees, commissions and other revenue—intercompany	—	2	6	(6)	(2)	—

	714	2,056	2,412	15,656	(2,090)	18,748

Expense
Interest on other borrowed funds—third party	514	1	12	(13)	(1)	513
Interest on other borrowed funds—intercompany	—	137	2	(2)	(137)	—
Interest and fees paid to subsidiaries	19	—	—	(19)	—	—
Interest on long-term debt—third party	—	68	226	695	(68)	921
Interest on long-term debt—intercompany	—	331	332	(332)	(331)	—
Interest on deposits	—	3	3	1,872	(3)	1,875
Benefits, claims and credit losses	—	530	597	1,769	(530)	2,366
Other expense—third party	—	482	581	6,656	(482)	7,237
Other expense—intercompany	—	21	29	(29)	(21)	—

	533	1,573	1,782	10,597	(1,573)	12,912

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	181	483	630	5,059	(517)	5,836
Income taxes (benefits)	64	144	197	1,569	(144)	1,830
Minority interest, net of income taxes	—	—	—	73	—	73
Equity in undistributed income of subsidiaries	3,816	—	—	—	(3,816)	—

Net income	$3,933	$339	$433	$3,417	$(4,189)	$3,933

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$2,599	$—	$—	$—	$(2,599)	$—
Interest from subsidiaries	352	—	—	(352)	—	—
Interest on loans, including fees—third party	1	1,709	1,986	7,441	(1,709)	9,428
Interest on loans, including fees—intercompany	—	67	45	(45)	(67)	—
Other interest revenue	—	36	55	2,129	(36)	2,184
Fees, commissions and other revenue—third party	4	171	215	4,810	(171)	5,029
Fees, commissions and other revenue—intercompany	—	4	5	(5)	(4)	—

	2,956	1,987	2,306	13,978	(4,586)	16,641

Expense
Interest on other borrowed funds—third party	433	—	13	37	—	483
Interest on other borrowed funds—intercompany	—	29	—	—	(29)	—
Interest and fees paid to subsidiaries	9	—	—	(9)	—	—
Interest on long-term debt—third party	—	58	285	652	(58)	937
Interest on long-term debt—intercompany	—	509	315	(315)	(509)	—
Interest on deposits	—	3	4	1,929	(3)	1,933
Benefits, claims and credit losses	—	460	534	1,666	(460)	2,200
Other expense—third party	12	450	572	5,912	(450)	6,496
Other expense—intercompany	—	—	4	(4)	—	—

	454	1,509	1,727	9,868	(1,509)	12,049

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	2,502	478	579	4,110	(3,077)	4,592
Income taxes (benefits)	(49)	170	201	1,285	(170)	1,437
Minority interest, net of income taxes	—	—	—	38	—	38
Equity in undistributed income of subsidiaries	566	—	—	—	(566)	—

Net income	$3,117	$308	$378	$2,787	$(3,473)	$3,117

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Balance Sheet

	March 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$302	$507	$17,136	$(302)	$17,643
Cash and due from banks—intercompany	5	79	126	(131)	(79)	—
Deposits at interest with banks—third party	—	—	—	23,104	—	23,104
Deposits at interest with banks—intercompany	3,388	—	—	(3,388)	—	—
Investments	65	3,165	4,044	135,910	(3,165)	140,019
Loans, net of unearned income—third party	—	63,788	73,724	411,190	(63,788)	484,914
Loans, net of unearned income—intercompany	—	4,551	4,320	(4,320)	(4,551)	—
Allowance for credit losses	—	(1,140)	(1,334)	(11,172)	1,140	(12,506)

Total loans, net	—	67,199	76,710	395,698	(67,199)	472,408
Advances to subsidiaries	46,573	—	—	(46,573)	—	—
Investments in subsidiaries	95,318	—	—	—	(95,318)	—
Other assets—third party	1,651	5,718	8,947	189,864	(5,718)	200,462
Other assets—intercompany	—	197	227	(227)	(197)	—

Total assets	$147,000	$76,660	$90,561	$711,393	$(171,978)	$853,636

Liabilities and stockholder's equity
Deposits	$—	$1,091	$1,336	$501,522	$(1,091)	$502,858
Purchased funds and other borrowings—third party	13,345	112	1,679	54,418	(112)	69,442
Purchased funds and other borrowings—intercompany	—	8,779	1,263	(1,263)	(8,779)	—
Long-term debt—third party	45,174	5,126	19,156	41,040	(5,126)	105,370
Long-term debt—intercompany	—	48,589	57,783	(57,783)	(48,589)	—
Advances from subsidiaries	933	—	—	(933)	—	—
Other liabilities—third party	1,392	2,617	3,169	85,400	(2,617)	89,961
Other liabilities—intercompany	151	590	296	(447)	(590)	—
Stockholder's equity	86,005	9,756	5,879	89,439	(105,074)	86,005

Total liabilities and stockholder's equity	$147,000	$76,660	$90,561	$711,393	$(171,978)	$853,636

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

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$627	$193	$2,585	$(1,740)	$(193)	$1,472

Cash flows from investing activities
Investments—available for sale
Purchases	—	(889)	(905)	(63,765)	889	(64,670)
Proceeds from sales	24	705	752	34,688	(705)	35,464
Maturities	—	179	180	13,216	(179)	13,396
Changes in investments and advances—intercompany	180	(433)	(169)	(11)	433	—
Net increase in loans	—	(4,704)	(5,074)	(3,814)	4,704	(8,888)
Proceeds from sales of loans	—	—	—	3,748	—	3,748
Business acquisitions	—	—	—	(1,113)	—	(1,113)
Other investing activities	—	—	(1,330)	(5,272)	—	(6,602)

Net cash provided by (used in) investing activities	204	(5,142)	(6,546)	(22,323)	5,142	(28,665)

Cash flows from financing activities
Net increase in deposits	—	81	—	24,364	(81)	24,364
Net change in purchased funds and other borrowings—third party	198	(13)	(47)	2,660	13	2,811
Net change in purchased funds, other borrowings and advances—intercompany	(297)	(1,687)	2,428	(2,131)	1,687	—
Proceeds from issuance of long-term debt—third party	197	292	—	5,394	(292)	5,591
Repayment of long-term debt—third party	(932)	—	1,497	(5,183)	—	(4,618)
Proceeds from issuance of long-term debt—intercompany, net	—	6,200	—	—	(6,200)	—
Dividends paid	(4)	—	—	—	—	(4)

Net cash (used in) provided by financing activities	(838)	4,873	3,878	25,104	(4,873)	28,144

Effect of exchange rate changes on cash and due from banks	—	—	—	(15)	—	(15)

Net (decrease) increase in cash and due from banks	(7)	(76)	(83)	1,026	76	936
Cash and due from banks at beginning of period	12	457	716	15,979	(457)	16,707

Cash and due from banks at end of period	$5	$381	$633	$17,005	$(381)	$17,643

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest	$169	$719	$838	$1,358	$(719)	$2,365
Income taxes	(299)	48	48	263	(48)	12
Non-cash investing activities:
Transfers to repossessed assets	—	285	285	(42)	(285)	243
Capital contributions to subsidiaries	112	—	—	(112)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$1,350	$1,439	$585	$6,523	$(1,439)	$8,458

Cash flows from investing activities
Investments—available for sale
Purchases	(1)	(609)	(695)	(50,089)	609	(50,785)
Proceeds from sales	271	482	507	22,536	(482)	23,314
Maturities	—	84	84	16,692	(84)	16,776
Changes in investments and advances—intercompany	(879)	449	—	879	(449)	—
Net (increase) decrease in loans	—	(996)	(362)	95	996	(267)
Proceeds from sales of loans	—	—	—	5,590	—	5,590
Business acquisitions	—	—	—	—	—	—
Other investing activities	—	—	328	(12,442)	—	(12,114)

Net cash used in investing activities	(609)	(590)	(138)	(16,739)	590	(17,486)

Cash flows from financing activities
Net increase in deposits	—	44	—	13,856	(44)	13,856
Net change in purchased funds and other borrowings—third party	(3,412)	2	(211)	(1,874)	(2)	(5,497)
Net change in purchased funds, other borrowings and advances—intercompany	(669)	610	101	568	(610)	—
Proceeds from issuance of long-term debt—third party	7,000	—	5	349	—	7,354
Repayment of long-term debt—third party	(2,869)	(5,045)	—	(567)	5,045	(3,436)
Proceeds from issuance of long-term debt—intercompany, net	—	3,558	(421)	421	(3,558)	—
Dividends paid	(804)	—	—	—	—	(804)

Net cash (used in) provided by financing activities	(754)	(831)	(526)	12,753	831	11,473

Effect of exchange rate changes on cash and due from banks	—	—	—	8	—	8
Net (decrease) increase in cash and due from banks	(13)	18	(79)	2,545	(18)	2,453
Cash and due from banks at beginning of period	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of period	$9	$548	$770	$15,398	$(548)	$16,177

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$20	$532	$727	$1,756	$(532)	$2,503
Income taxes	(28)	92	92	623	(92)	687
Non-cash investing activities:
Transfers to repossessed assets	—	290	290	(14)	(290)	276
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	—	(664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

FINANCIAL DATA SUPPLEMENT (UNAUDITED)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003
Assets
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$276,258	$259,678	$243,899	$6,352	$5,697	$5,202	9.25	8.70	8.65
In offices outside the U.S.(6)	105,992	102,922	91,538	2,898	2,879	2,665	11.00	11.10	11.81

Total consumer loans	382,250	362,600	335,437	9,250	8,576	7,867	9.73	9.38	9.51

Corporate loans
In U.S. offices
Commercial and industrial	15,228	16,227	20,073	188	215	222	4.97	5.26	4.49
Lease financing	1,932	2,134	2,051	35	24	39	7.29	4.46	7.71
Mortgage and real estate	25	139	312	1	3	3	16.09	8.56	3.90
In offices outside the U.S.(6)	81,698	80,113	81,134	1,301	1,379	1,297	6.40	6.83	6.48

Total corporate loans	98,883	98,613	103,570	1,525	1,621	1,561	6.20	6.52	6.11

Total loans	481,133	461,213	439,007	10,775	10,197	9,428	9.01	8.77	8.71

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	6,818	5,977	4,120	15	17	11	0.88	1.13	1.08
In offices outside the U.S.(6)	15,062	11,031	4,840	97	67	81	2.59	2.41	6.79

Total	21,880	17,008	8,960	112	84	92	2.06	1.96	4.16

Investments
In U.S. offices
Taxable	54,349	53,586	55,798	415	391	418	3.07	2.89	3.04
Exempt from U.S. income tax	8,157	7,989	6,991	133	131	122	6.56	6.51	7.08
In offices outside the U.S.(6)	70,439	62,029	56,473	701	666	702	4.00	4.26	5.04

Total	132,945	123,604	119,262	1,249	1,188	1,242	3.78	3.81	4.22

Trading account assets(7)
In U.S. offices	14,801	12,350	6,536	202	150	92	5.49	4.82	5.71
In offices outside the U.S.(6)	20,838	19,984	17,238	245	239	276	4.73	4.74	6.49

Total	35,639	32,334	23,774	447	389	368	5.04	4.77	6.28

Loans held-for-sale, in U.S. offices	8,859	11,997	14,467	79	146	257	3.59	4.83	7.20

Deposits at interest with banks(6)	24,529	21,806	16,925	206	108	263	3.38	1.96	6.30

Total interest-earning assets	704,985	667,962	622,395	$12,868	$12,112	$11,650	7.34	7.19	7.59

Non-interest earning assets(7)	131,578	123,233	109,002

Total assets	$836,563	$791,195	$731,397

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

(5)
Includes cash-basis loans.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign currency translation effects in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$120,410	$117,465	$111,255	$214	$223	$264	0.71	0.75	0.96
Other time deposits	29,747	30,538	32,005	219	152	194	2.96	1.97	2.46
In offices outside the U.S.(6)	284,325	267,460	245,806	1,442	1,332	1,475	2.04	1.98	2.43

Total	434,482	415,463	389,066	1,875	1,707	1,933	1.74	1.63	2.01

Trading account liabilities(7)
In U.S. offices	5,504	4,476	2,887	24	11	9	1.75	0.98	1.26
In offices outside the U.S.(6)	1,939	1,720	584	6	5	2	1.24	1.15	1.39

Total	7,443	6,196	3,471	30	16	11	1.62	1.02	1.29

Purchased funds and other borrowings
In U.S. offices	45,471	39,846	43,768	239	202	127	2.11	2.01	1.18
In offices outside the U.S.(6)	25,845	21,852	16,735	244	186	345	3.80	3.38	8.36

Total	71,316	61,698	60,503	483	388	472	2.72	2.49	3.16

Long-term debt
In U.S. offices	96,158	91,357	72,415	811	836	842	3.39	3.63	4.72
In offices outside the U.S.(6)	8,709	7,904	8,658	110	86	95	5.08	4.32	4.45

Total	104,867	99,261	81,073	921	922	937	3.53	3.69	4.69

Total interest-bearing liabilities	618,108	582,618	534,113	$3,309	$3,033	$3,353	2.15	2.07	2.55

Demand deposits, in U.S. offices	4,740	4,525	11,817
Other non-interest bearing liabilities(7)	129,717	124,183	111,071
Total stockholder's equity	83,998	79,869	74,396

Total liabilities and stockholder's equity	$836,563	$791,195	$731,397

Net interest revenue as a percentage of average interest-earning assets(8)
In U.S. offices	$386,342	$370,019	$354,347	$5,882	$5,268	$4,844	6.12	5.65	5.54
In offices outside the U.S.	318,643	297,943	268,048	3,677	3,811	3,453	4.64	5.07	5.22

Total	$704,985	$667,962	$622,395	$9,559	$9,079	$8,297	5.45	5.39	5.41

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

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign currency translation effects in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(8)
Includes the allocations for capital and funding costs based on the location of the asset.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Enron:

        In NEWBY, ET AL. V. ENRON CORP., ET AL., the Citigroup defendants' motion to dismiss plaintiffs' consolidated amended class action complaint was denied in March 2004.

Additional Actions

        Additional actions have been filed against Citigroup and certain of its affiliates, including Citicorp, along with other parties, including (i) actions by banks that participated in Enron credit facilities, alleging fraud, gross negligence, breach of implied duties, aiding and abetting, and civil conspiracy in connection with the defendants' administration of a credit facility with Enron; in one such case, the Court granted Citigroup's motion to dismiss with respect to all such claims except for certain claims of aiding and abetting and civil conspiracy; and (ii) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron.

Item 6.    Exhibits and Reports on Form 8-K.

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

        No other reports on Form 8-K were filed during the 2004 first quarter; however,

        On April 16, 2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, reporting under Item 5 thereof the summarized results of its operations for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2004.

CITICORP (Registrant)
By	/s/ Todd S. Thomson Todd S. Thomson Chief Financial Officer (Principal Financial Officer)
By	/s/ William P. Hannon William P. Hannon Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.01		Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).
3.02		Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738).
12.01	†	Calculation of Ratio of Income to Fixed Charges.
31.01	†	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	†	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	†	Residual Value Obligation Certificate.

†
Filed herewith

        The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

QuickLinks

REDUCED DISCLOSURE FORMAT
Citicorp TABLE OF CONTENTS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX