Form 10-Q
period 2004-06-30
CITICORP
filed 2004-08-13
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

Citicorp

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Six Months Ended June 30, 2004 and 2003	48
	Consolidated Balance Sheet—June 30, 2004 (Unaudited) and December 31, 2003	49
	Consolidated Statement of Changes in Stockholder's Equity (Unaudited)—Six Months Ended June 30, 2004 and 2003	50
	Consolidated Statement of Cash Flows (Unaudited)—Six Months Ended June 30, 2004 and 2003	51
	Consolidated Balance Sheet of Citibank, N.A. and Subsidiaries—June 30, 2004 (Unaudited) and December 31, 2003	52
	Notes to Consolidated Financial Statements (Unaudited)	53
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36, 60
Item 4.	Controls and Procedures	46
Part II—Other Information
Item 1.	Legal Proceedings	83
Item 6.	Exhibits and Reports on Form 8-K	83
Signatures		84
Exhibit Index		85

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

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices, electronic delivery systems, including ATMs, Automated Lending Machines (ALMs) and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of June 30, 2004, North America Consumer Finance maintained 2,608 offices, including 2,446 CitiFinancial offices in the U.S., Canada, and Puerto Rico, while International Consumer Finance maintained 997 offices, including 530 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 775 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides equipment leasing and financing products to small-and middle-market businesses. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintained 1,347 branches. International Retail Banking consists of 1,110 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

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

        Life Insurance and Annuities comprises International Insurance Manufacturing (IIM) and Citi Insurance Group (CIG). IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM has operations in Mexico, Asia, EMEA, Latin America and Japan. IIM and CIG include the realized investment gains/losses from sales of certain insurance-related investments.

        Private Bank provides personalized wealth management services for high-net-worth clients through 129 offices in 36 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

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

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citicorp's proprietary Private Equity investments, including venture capital activities and Other Investment Activities which includes Citicorp's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and Citicorp's Alternative Investments business, for which the net profits on products distributed through Citicorp's Asset Management, and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations and taxes not allocated to the individual businesses.

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended June 30,		Six Months Ended June 30,
In million of dollars
	2004	2003	2004	2003
Revenues, net of interest expense(1)	$16,514	$13,600	$31,953	$26,888
Operating expenses	8,747	6,687	15,984	13,183
Benefits, claims, and credit losses(1)	1,707	2,332	4,073	4,532

Income before taxes and minority interest	6,060	4,581	11,896	9,173
Income taxes	1,893	1,323	3,723	2,760
Minority interest, after-tax	39	39	112	77

Net Income	$4,128	$3,219	$8,061	$6,336

Return on Average Stockholder's Equity	19.3%	16.9%	19.1%	16.9%
Total Assets (in billions of dollars)(2)	$892.2	$759.4
Total Equity (in billions of dollars)	$86.8	$75.7
Tier 1 Capital Ratio	8.39%	8.40%
Total Capital Ratio	12.55%	12.61%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.290 billion and $1.208 billion in the 2004 and 2003 second quarters, respectively, and by $2.615 billion and $2.310 billion for the respective six-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 12.

(2)
Reclassified to conform to the current period's presentation.

Business Focus

        The following table shows the net income (loss) for Citicorp's businesses on a product view:

Citicorp Net Income—Product View

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003(1)	2004	2003(1)
Global Consumer
Cards	$1,012	$758	$1,992	$1,475
Consumer Finance	594	521	1,161	1,024
Retail Banking	1,025	870	2,010	1,669
Other(2)	304	(43)	210	(71)

Total Global Consumer	2,935	2,106	5,373	4,097

Global Corporate and Investment Bank
Capital Markets and Banking(2)(3)	478	655	1,401	1,396
Transaction Services	261	180	495	371

Total Global Corporate and Investment Bank	739	835	1,896	1,767

Global Investment Management
Life Insurance and Annuities	36	25	73	46
Private Bank	152	139	311	264
Asset Management	(12)	16	21	31

Total Global Investment Management	176	180	405	341

Proprietary Investment Activities	238	43	252	55
Corporate/Other	40	55	135	76

Net Income	$4,128	$3,219	$8,061	$6,336

(1)
Reclassified to conform to the current period's presentation.

(2)
The 2004 second quarter includes a $756 million after-tax gain ($378 million in Consumer Other and $378 million in Capital Markets and Banking) related to the sale of The Samba Financial Group (Samba).

(3)
The 2004 second quarter includes an approximately $850 million after-tax charge related to the Litigation Reserve Charge.

EVENTS IN 2004 and 2003

Charge for Regulatory and Legal Matters

        On May 10, 2004, at the time of Citigroup's settlement of the WorldCom class action lawsuit, Citigroup announced that it had reevaluated its reserves and that it was taking a charge of $4.95 billion after-tax to cover the cost of resolving numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities described in (ii) above. As part of the reevaluation of reserves described above, Citicorp increased its reserve for these transactions and activities by approximately $850 million (after-tax) in the 2004 second quarter (Litigation Reserve Charge).

        The Company believes that its reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold for cash its 20 percent stake in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citicorp recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

Credit Reserve Releases

        During the 2004 second quarter, the Company released $562 million of reserves from its Allowance for Credit Losses reflecting the improved worldwide credit environment, reduced cash-basis loan balances and lower delinquency rates. The releases consisted of $350 million of GCIB general reserves and $212 million in Global Consumer general and specific reserves.

        The 2004 six-month period included $729 million of credit reserve releases, consisting of $500 million in GCIB and $229 million in Global Consumer.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.3% of KorAm's outstanding shares for a total of KRW 3.07 trillion ($2.73 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. In the 2004 fourth quarter, Citigroup plans to merge its Citibank Korea Branch into KorAm. On June 25, 2004, the union employees of KorAm initiated a strike that was settled on July 12, 2004. Approximately 70% of KorAm's workers were out during that time resulting in the temporary closure of 170 of its branches. The operations of KorAm were integrated into the businesses of Citicorp.

Acquisition of Principal Residential Mortgage, Inc.

        On July 1, 2004, Citigroup completed the acquisition of Principal Residential Mortgage, Inc. (PRMI) from Acquire Principal Residential Mortgage, Inc. for $1.3 billion in cash. PRMI, one of the largest independent mortgage servicers in the United States, originates, purchases, sells and services home loans, consisting primarily of conventional, conforming, fixed-rate prime mortgages.

        The transaction includes approximately $6.6 billion in assets and also includes $137 million of franchise premium, subject to the finalization of the purchase price allocation. The operations of PRMI will be integrated into the businesses of Citicorp.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Citicorp's Electronic Financial Services Inc. (EFS) for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward. The operations of WMF were integrated into the businesses of Citicorp.

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). Approximately $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next 10 years based on new accounts, retail sales volume, and financial product sales. Approximately $5.8 billion of intangible assets and goodwill have been recorded as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products, and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward. The operations of Sears were integrated into the businesses of Citicorp.

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

Results of Operations

Income

        Citicorp reported income of $4.128 billion in the 2004 second quarter, up 28%, from $3.219 billion in the 2003 second quarter. Return on average common equity was 19.3% compared to 16.9% in the 2003 second quarter. Net income of $8.061 billion for the 2004 six-month period was up 27% from $6.336 billion in the 2003 six months.

        In the 2004 second quarter, Global Consumer net income increased $829 million or 39% compared to the 2003 second quarter, while the Global Corporate and Investment Bank decreased $96 million. Global Investment Management decreased $4 million or 2% and Proprietary Investment Activities increased $195 million from the 2003 second quarter. For the six-month period, Global Consumer net income recorded a $1.3 billion or 31% increase and Global Corporate and Investment Bank recorded a $129 million or 7% increase. Global Investment Management net income increased $64 million or 19% from the first half of 2003 and Proprietary Investment Activities increased $197 million from the prior year's six-month period.

        See individual segment and product discussions on pages 12 - 28 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $16.5 billion and $32.0 billion in the 2004 second quarter and six-month period, respectively, were up $2.9 billion or 21% and $5.1 billion or 19% from the respective 2003 periods and included $1.2 billion related to the gain on sale of Samba. Global Consumer revenues were up $2.1 billion or 22% in the 2004 second quarter to $11.5 billion, and were up $3.8 billion or 20% from the 2003 six months to $22.5 billion. The increase was led by a $1.2 billion or 36% increase in Cards from the 2003 second quarter and a $2.5 billion or 37% increase from the 2003 six months, reflecting the results of the acquisitions of the Sears and Home Depot portfolios. Consumer Finance revenues increased $225 million or 9% and $353 million or 7% from the 2003 second quarter and six months, respectively, primarily reflecting the integration of the Washington Mutual consumer finance business. Retail Banking revenues increased $178 million or 5% and $493 million or 7% from the 2003 three-and six-month periods, respectively, due primarily to increased international investment product sales and growth in branch lending.

        GCIB revenues of $3.6 billion and $6.6 billion in the 2004 second quarter and six-month period, respectively, increased $705 million or 24% and $861 million or 15% from the 2003 second quarter and six months, respectively. There was an increase of $617 million or 31% and $738 million or 19% in Capital Markets and Banking from the respective 2003 three- and six-month periods. There were also increases in Transaction Services of $88 million or 10% from the 2003 second quarter and $123 million or 7% from the 2003 six-month period.

        Global Investment Management revenues were $793 million in the 2004 second quarter and $1.8 billion in the first half of 2004, down $41 million or 5% from the 2003 second quarter and up $166 million or 10% from the prior-year six-month period. Life Insurance and Annuities revenues increased $13 million or 7% and $60 million or 16% from the 2003 three- and six-month periods, respectively, while Asset Management noted decreases of $38 million or 32% from the second quarter of 2003, and an increase of $9 million or 4% from the 2003 six-month period. Private Bank noted a decrease of $16 million or 3% from the second quarter of 2003 but an increase of $97 million or 10% from the 2003 six-month period. Revenues from Proprietary Investment Activities in the 2004 second quarter and six-month period increased $287 million and $330 million, respectively, from the 2003 periods.

Selected Revenue Items

        Net interest revenue of $9.4 billion and $18.9 billion in the 2004 three- and six-month periods, respectively, increased $1.3 billion or 16% and $2.5 billion or 16% from the respective 2003 periods, primarily reflecting the impact of acquisitions, a changing rate environment and business volume growth in certain markets. Total fees and commissions of $3.5 billion and $6.7 billion increased by $680 million or 24% and $1.2 billion or 21% compared to the 2003 second quarter and six-month period, respectively, primarily as a result of an increase in assets under fee-based management.

        Foreign exchange revenues were $438 million and $930 million in the 2004 three- and six-month periods, respectively, down $492 million or 53% and $907 million or 49% from the respective year-ago periods due primarily to decreased volatility and lower FX trading. Trading account gains were up $683 million from the second quarter of 2003 to $387 million and up $1.2 billion to $874 million in the 2004 six-month period, primarily due to prior-year weakness in interest rate products. Investment Transactions of $173 million and $285 million in the three- and six-month periods of 2004, respectively, increased $45 million from both the 2003 periods. Other revenue of $2.6 billion in the 2004 second quarter was up $713 million or 37% from the prior-year quarter and $1.0 billion or 31% from the 2003 six months, primarily reflecting the $1.2 billion gain on the sale of Samba, partially offset in the quarterly comparison from decreases in revenue earned from securitization activity, and SFAS 133 hedging activities in the mortgage business.

Operating Expenses

        Total operating expenses were $8.7 billion and $16.0 billion for the 2004 second quarter and six-month period, up $2.1 billion and $2.8 billion from the comparable 2003 periods. The increases primarily reflected the $1.4 billion Litigation Reserve Charge and the impact of acquisitions.

        Expenses in the GCIB increased $1.5 billion from the 2003 second quarter and $1.4 billion from the six-month period, respectively. Global Consumer expenses were up 16% and 17% from the 2003 second quarter and six-month period, respectively, driven by acquisitions as well as increased marketing and advertising costs. Global Investment Management noted a 5% decrease from the prior-year quarter and a 7% increase in expenses from the 2003 six-month period, respectively, and Proprietary Investment Activities noted a 51% and 30% increase from the three-and six-month periods of 2003.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $1.7 billion and $4.1 billion in the 2004 second quarter and six-month period, down $625 million and $459 million from the respective 2003 periods, reflecting the credit reserve releases. Global Consumer provisions for benefits, claims, and credit losses of $2.0 billion and $4.3 billion were up 2% and 10% from the 2003 second quarter and six months, reflecting the impact of acquisitions, partially offset by an improved credit environment which resulted in credit reserve releases.

        GCIB provision for credit losses of ($347) million in the 2004 second quarter decreased $645 million from the year-ago level, due to loan loss reserve releases resulting from the overall improvement in the credit environment.

        Corporate cash-basis loans at June 30, 2004 and 2003 were $2.6 billion and $4.2 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $26 million and $60 million, respectively. The decrease in corporate cash-basis loans from June 30, 2003 was related to improvements in the overall credit environment, write-offs, and sales of loans in the portfolio. Corporate cash-basis loans decreased $294 million from March 31, 2004, and $788 million from December 31, 2003.

Income Taxes

        The Company's effective tax rate of 31.2% in the 2004 second quarter reflected the tax benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested.

        The 2003 second quarter tax rate was 28.9% and included a $94 million release of a tax reserve in Japan related to a settlement with the authorities and the benefit of indefinitely invested international earnings.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $80.5 billion or 12.55% of net risk-adjusted assets, and Tier 1 Capital was $53.8 billion or 8.39% of net risk-adjusted assets at June 30, 2004, compared to $76.2 billion or 12.68% and $50.7 billion or 8.44%, respectively, at December 31, 2003.

Accounting Changes and Future Application of Accounting Standards

        See Note 2 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

SIGNIFICANT ACCOUNTING POLICIES

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Argentina and Legal Reserves. The Company has reviewed and approved these significant accounting policies, which are further described in the Company's 2003 Annual Report on Form 10-K.

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$11,543	$9,424	22	$22,511	$18,694	20
Operating expenses	5,172	4,440	16	10,224	8,738	17
Provisions for benefits, claims, and credit losses	1,980	1,935	2	4,312	3,922	10

Income before taxes and minority interest	4,391	3,049	44	7,975	6,034	32
Income taxes	1,441	931	55	2,572	1,906	35
Minority interest, after-tax	15	12	25	30	31	(3)

Net income	$2,935	$2,106	39	$5,373	$4,097	31

        Global Consumer reported net income of $2.935 billion and $5.373 billion in the 2004 second quarter and six months, respectively, up $829 million or 39% and $1.276 billion or 31% from the comparable 2003 periods, driven by double-digit growth across all products, including the $378 million gain on the sale of Samba. Cards net income increased $254 million or 34% in the 2004 second quarter and $517 million or 35% in the 2004 six-month period from the comparable periods of 2003, mainly reflecting the addition of the Sears, Home Depot and KorAm portfolios, an improved credit environment, and the impact of a lower effective tax rate. Retail Banking net income increased $155 million or 18% in the 2004 second quarter and $341 million or 20% in the 2004 six months from the comparable periods of 2003, primarily reflecting international growth in all regions driven by increases in wealth management products and lending, and the KorAm acquisition in Asia, combined with improved credit in North America. Consumer Finance net income increased $73 million or 14% in the 2004 second quarter and $137 million or 13% in the 2004 six months from prior-year periods, primarily reflecting growth in North America, including the acquisition of WMF, and strong international growth in all regions, partially offset by the absence of a prior-year $94 million tax release in Japan.

        In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. These acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

Cards

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$4,467	$3,296	36	$9,065	$6,602	37
Operating expenses	1,964	1,463	34	3,902	2,909	34
Provision for credit losses	1,015	678	50	2,243	1,452	54

Income before taxes and minority interest	1,488	1,155	29	2,920	2,241	30
Income taxes	475	396	20	926	764	21
Minority interest, after-tax	1	1	—	2	2	—

Net income	$1,012	$758	34	$1,992	$1,475	35

Average assets (in billions of dollars)	$94	$62	52	$95	$65	46
Return on assets	4.33%	4.90%		4.22%	4.58%

        Cards reported net income of $1.012 billion and $1.992 billion in the 2004 second quarter and six months, respectively, up $254 million or 34% and $517 million or 35% from the 2003 periods. North America cards reported net income of $850 million and $1.682 billion in the 2004 second quarter and six months, respectively, up $201 million or 31% and $415 million or 33% from the 2003 periods, mainly reflecting the Sears and Home Depot acquisitions, an improved credit environment including the impact of a $60 million credit reserve release, higher sales, and the benefit of a lower effective tax rate. International cards net income of $162 million and $310 million in the 2004 second quarter and six months, respectively, increased 49% from both the 2003 second quarter and six-month period, reflecting receivables growth, improved credit, a lower effective tax rate and the addition of KorAm.

        As shown in the following table, average managed loans grew 22% in both the 2004 second quarter and six months, reflecting growth of 21% in North America in both periods and 31% and 27%, respectively, in International Cards. In North America, the addition of the Sears and Home Depot portfolios and growth in Mexico were partially offset by a decline in introductory promotional rate balances that was driven by a change in account acquisition marketing strategies in 2003, as well as the sale of $1.7 billion of non-

strategic portfolios in 2003. International Cards growth reflected growth in all regions led by Asia and EMEA, which included the addition of KorAm and Diners Club Europe, respectively, and the benefit of strengthening currencies.

        Total card sales were $87.0 billion and $166.1 billion in the 2004 second quarter and six months, respectively, up 27% and 24% from the 2003 periods. North America sales were up 24% and 22% over the prior-year quarter and six months to $74.3 billion and $142.1 billion, respectively, reflecting the impact of acquisitions and higher purchase sales. International Cards sales grew 41% and 36% over the prior-year quarter and six months to $12.7 billion and $24.0 billion, reflecting broad-based growth led by Asia and EMEA, again reflecting the addition of KorAm and Diners Club Europe, respectively, and the benefit of strengthening currencies.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2004	2003		2004	2003
Sales
North America	$74.3	$59.7	24	$142.1	$116.8	22
International	12.7	9.0	41	24.0	17.6	36

Total Sales	$87.0	$68.7	27	$166.1	$134.4	24
Average managed loans
North America	$136.9	$112.7	21	$138.0	$114.0	21
International	15.4	11.8	31	14.9	11.7	27

Total average managed loans	$152.3	$124.5	22	$152.9	$125.7	22
Average securitized receivables	(75.6)	(71.1)	(6)	(75.8)	(69.4)	(9)
Average loans held-for-sale	(2.1)	(3.0)	30	(1.1)	(4.1)	73

Total on-balance sheet average loans	$74.6	$50.4	48	$76.0	$52.2	46

        Revenues, net of interest expense, of $4.467 billion and $9.065 billion in the 2004 second quarter and six months, respectively, increased $1.171 billion or 36% and $2.463 billion or 37% from the 2003 periods. Revenue growth in North America of $997 million or 37% and $2.149 billion or 40% in the 2004 second quarter and six months was mainly due to the impact of acquisitions, net interest margin expansion, the benefit of increased purchase sales, and increased loans in Mexico. Revenue growth in North America was partially offset by increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized), the absence of a 2003 second quarter gain from the sale of $1.7 billion in non-strategic portfolios, and the absence of net gains of $69 million and $215 million in the 2003 second quarter and six months resulting from changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards of $174 million or 29% and $314 million or 26% in the 2004 second quarter and six months was mainly driven by loan and sales growth in all regions, the additions of Diners Club Europe and KorAm, and the benefit of foreign currency translation.

        Operating expenses in the 2004 second quarter and six months of $1.964 billion and $3.902 billion were $501 million or 34% and $993 million or 34% higher than the prior-year periods, primarily reflecting the impact of acquisitions and foreign currency translation, combined with increased marketing and advertising costs in both North America and International Cards.

        The provision for credit losses in the 2004 second quarter and six months was $1.015 billion and $2.243 billion, respectively, compared to $678 million and $1.452 billion in the prior-year periods. The increase in the provision for credit losses was mainly in North America and reflected the impact of the Sears and Home Depot acquisitions. These acquisitions more than offset a decline in net credit losses and the release of credit reserves of $69 million resulting from the improved credit environment, as well as the impact of increased levels of securitized receivables.

        The securitization of credit card receivables is limited to the CitiCards business within North America. At June 30, 2004, securitized credit card receivables were $76.4 billion, compared to $72.0 billion at June 30, 2003. Credit card receivables held-for-sale were $6.3 billion at June 30, 2004 compared to $3.0 billion a year ago. Because securitization changes Citicorp's role from that of a lender to that of a loan servicer, it removes the receivables from Citicorp's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, commission and fees revenue, and credit losses on loans are instead reported as commission and fees revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transaction may vary depending on the credit performance of the securitized receivables. However, Citicorp's exposure to credit losses on the securitized receivables is limited to the cash flows from the receivables.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the 2004 second quarter were $2.373 billion, with a related loss ratio of 6.27%, compared to $2.554 billion and 6.69% in the 2004 first quarter, and $1.887 billion and 6.08% in the 2003 second quarter. The increase in the ratio from the prior-year second quarter reflected the addition of the Sears portfolio, which impacted both the bankcard and private label portfolios in North America, as well as the impact of lower introductory promotional rate balances, and was partially offset by the improved credit environments in North America and the International regions, led by Asia. The decrease in the ratio versus the 2004 first quarter primarily reflects the improved credit environment.

        Loans delinquent 90 days or more on a managed basis were $2.808 billion or 1.82% of loans at June 30, 2004, compared to $3.152 billion or 2.08% at March 31, 2004 and $2.313 billion or 1.88% at June 30, 2003. The net impact of acquisitions was more than offset by the improved credit environment in driving the declines versus both the prior year and the prior quarter.

Consumer Finance

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$2,677	$2,452	9	$5,365	$5,012	7
Operating expenses	873	835	5	1,796	1,700	6
Provisions for benefits, claims, and credit losses	894	957	(7)	1,810	1,887	(4)

Income before taxes	910	660	38	1,759	1,425	23
Income taxes	316	139	NM	598	401	49

Net income	$594	$521	14	$1,161	$1,024	13

Average assets (in billions of dollars)	$110	$105	5	$111	$105	6
Return on assets	2.17%	1.99%		2.10%	1.97%

NM
Not meaningful

        Consumer Finance reported net income of $594 million and $1.161 billion in the 2004 second quarter and six months, respectively, up $73 million or 14% and $137 million or 13% from the comparable 2003 periods, principally reflecting growth in North America, including the acquisition of WMF, and strong international growth in all regions, except for a decline in Japan. The decline in Japan resulted from the absence of a $94 million prior-year tax reserve release related to a settlement with tax authorities.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2004	2003		2004	2003
Average loans
Real estate-secured loans	$56.7	$51.7	10	$56.6	$51.4	10
Personal	24.4	22.2	10	24.5	22.4	9
Auto	11.5	11.1	4	11.5	11.0	5
Sales finance and other	5.2	4.8	8	5.4	4.5	20

Total average loans	$97.8	$89.8	9	$98.0	$89.3	10

        As shown in the preceding table, average loans grew $8.0 billion or 9% compared to the 2003 second quarter, reflecting growth in North America of $7.8 billion. North American growth reflected the addition of WMF, which contributed $3.8 billion in average loans, and growth in real estate-secured and auto loans. Growth in the International markets was driven by real estate-secured and personal loans in both EMEA and Asia, and included the impact of strengthening currencies. In Japan, average loans in both the 2004 second quarter and six-month period declined 5% from the comparable 2003 periods, as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs, reduced loan demand, and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 10.19% in the 2004 second quarter increased 11 basis points from the 2003 second quarter, reflecting increases in both North America and International Consumer Finance. In North America, the average net interest margin was 8.52% in the 2004 second quarter, increasing 12 basis points from the prior-year quarter, as the benefit of lower cost of funds and the addition of WMF was partially offset by lower yields. The decline in yields in North America reflected the lower interest rate environment and the continued shift to higher-quality credits, particularly in the auto loan business. The average net interest margin for International Consumer Finance was 16.33% in the 2004 second quarter, increasing 64 basis points from the prior-year quarter, primarily driven by margin expansion in EMEA and Asia due to lower funding costs and improved yields, and improvement in Japan. The increase in Japan primarily resulted from fewer adjustments and refunds of interest, and lower funding costs.

	Three Months Ended June 30,
	2004	2003	Change
Average Net Interest Margin
North America	8.52%	8.40%	12 bps
International	16.33%	15.69%	64 bps
Total	10.19%	10.08%	11 bps

        Revenues, net of interest expense, of $2.677 billion and $5.365 billion in the 2004 second quarter and six months, respectively, increased $225 million or 9% and $353 million or 7% from the prior-year periods. Revenue in North America increased $181 million or 11% and $381 million or 12% from the 2003 second quarter and six-month period, respectively, primarily driven by the acquisition of WMF and growth in receivables, partially offset by declines in insurance-related revenue. Revenue in International Consumer Finance increased $44 million or 5% from the 2003 second quarter, mainly due to growth in EMEA and Asia, including the impact of foreign currency translation, partially offset by a decline in Japan due to lower volumes. International Consumer Finance revenue for the 2004 six-month period declined $28 million or 2% from the prior year, mainly driven by lower volumes and spreads in Japan, partially offset by the benefit of foreign currency translation and growth in EMEA and Asia.

        Operating expenses of $873 million and $1.796 billion in the 2004 second quarter and six months, respectively, increased $38 million or 5% and $96 million or 6% from the prior-year periods. Operating expenses in North America increased $24 million or 5% and $74 million or 7%, respectively, from the prior-year periods primarily due to the acquisition of WMF. In International Consumer Finance, operating expenses increased $14 million or 4% from the prior-year quarter and $22 million or 3% from the prior-year six months, reflecting the impact of foreign currency translation, volume growth and front office expansion in Asia and EMEA, partially offset by lower operating expenses in Japan reflecting expense savings from office closings, headcount reductions and the absence of prior-year repositioning costs.

        The provisions for benefits, claims, and credit losses were $894 million in the 2004 second quarter, down from $916 million in the 2004 first quarter and $957 million in the 2003 second quarter, as decreases in the provision for credit losses in Japan due to lower bankruptcies, and improved credit conditions in the U.S., were partially offset by the impact of the WMF acquisition. Net credit losses and the related loss ratio were $857 million and 3.52% in the 2004 second quarter, compared to $870 million and 3.57% in the 2004 first quarter and $897 million and 4.01% in the 2003 second quarter. In North America, the net credit loss ratio of 2.69% in the 2004 second quarter was down from 2.79% in the 2004 first quarter and 2.98% in the 2003 second quarter, reflecting improvements in the real estate and auto businesses, partially offset by the impact of WMF. The net credit loss ratio for International Consumer Finance was 6.57% in the 2004 second quarter, up from 6.31% in the 2004 first quarter and down from 7.43% in the 2003 second quarter. The increase from the prior quarter was primarily due to the impact on the ratio of lower loan volumes in Japan. The decrease in the ratio from the prior-year quarter primarily reflected improved conditions in Japan, where lower bankruptcy losses were partially offset by the impact on the ratio of lower loan volumes.

        Loans delinquent 90 days or more were $1.948 billion or 1.96% of loans at June 30, 2004, compared to $2.127 billion or 2.15% at March 31, 2004 and $2.182 billion or 2.41% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America.

Retail Banking

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$3,842	$3,664	5	$7,540	$7,047	7
Operating expenses	2,256	2,058	10	4,335	3,982	9
Provisions for benefits, claims, and credit losses	71	300	(76)	259	583	(56)

Income before taxes and minority interest	1,515	1,306	16	2,946	2,482	19
Income taxes	476	425	12	908	784	16
Minority interest, after-tax	14	11	27	28	29	(3)

Net income	$1,025	$870	18	$2,010	$1,669	20

Average assets (in billions of dollars)	$250	$222	13	$240	$221	9
Return on assets	1.65%	1.57%		1.68%	1.52%

        Retail Banking reported net income of $1.025 billion and $2.010 billion in the 2004 second quarter and six months, respectively, up $155 million or 18% and $341 million or 20% from the 2003 periods. The increase in Retail Banking was driven by growth in International Retail Banking of $135 million or 50% and $232 million or 43% in the 2004 second quarter and six months, respectively, reflecting growth across all regions. Net income in North America increased $20 million or 3% and $109 million or 10% in the 2004 second quarter and six months, respectively, primarily due to improved credit costs.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2004	2003		2004	2003
Average customer deposits
North America(1)	$157.4	$154.1	2	$155.7	$153.5	1
International	102.1	84.3	21	99.2	82.9	20

Total average customer deposits	$259.5	$238.4	9	$254.9	$236.4	8
Average loans
North America	$133.7	$122.1	10	$131.0	$123.4	6
International	45.8	35.6	29	42.0	35.2	19

Total average loans	$179.5	$157.7	14	$173.0	$158.6	9

(1)
Includes bank deposit program balances generated from the Smith Barney channel managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans compared to 2003. Average customer deposit growth in North America primarily reflected increases in both higher-margin demand and savings deposits partially offset by declines in time and mortgage escrow deposits. Average loan growth in North America reflected increased mortgages and student loans in Consumer Assets, partially offset by a decline in CitiCapital resulting from the run-off of non-core portfolios and the sale of the $1.2 billion CitiCapital Fleet Services portfolio in 2003. In the International markets, average customer deposits grew 21% from the prior-year quarter driven by growth in Asia, EMEA and Japan and the impact of foreign currency translation. The growth in Asia included the impact of the KorAm acquisition, which added $6.7 billion in average customer deposits, while the growth in EMEA was primarily in Germany. International Retail Banking average loans increased 29% from the prior-year quarter due to growth in Asia and EMEA, and included the impacts of the KorAm acquisition and foreign currency translation. Growth in both average loans and average customer deposits was negatively impacted by volume declines in Latin America, largely reflecting the impact of strategic repositioning in the area.

        As shown in the following table, revenues, net of interest expense, of $3.842 billion and $7.540 billion in the 2004 second quarter and six months, respectively, increased $178 million or 5% and $493 million or 7% from the 2003 periods. The growth in revenues reflected an increase in International Retail Banking, partially offset by a decline in North America. Revenues in North America decreased $102 million or 4% compared to the prior-year quarter and $36 million or 1% in the six-month comparison. The decline in the 2004 second quarter in North America primarily reflected lower results in Consumer Assets and Mexico, offset by increases in CitiCapital and Citibanking North America. The decline in Consumer Assets primarily resulted from lower securitization revenues, including the adoption of SAB 105, resulting in a one-time decrease in revenues of $35 million, and an $80 million net pretax loss on mortgage servicing hedge ineffectiveness resulting from the volatile rate environment. In Mexico, revenues declined due to foreign currency translation and the absence of prior-year benefits resulting from revised estimates of reserves related to certain investments, partially offset by the gain on the sale of a mortgage portfolio and the impact of higher deposit volumes. The increase in CitiCapital primarily resulted from the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. This reclassification increased both revenues and expenses by $135 million pretax. In Citibanking North America the increase was driven by the benefit of higher deposit and loan volumes, partially offset by lower net funding spreads. The decline in North America Retail Banking revenues in the six-month period was driven by a decline in Consumer Assets, primarily from the lower securitization revenues, including the SAB 105 impact, and the hedge ineffectiveness, offset by increases in the remaining North America Retail Banking products.

        International Retail Banking revenues increased $280 million or 23% and $529 million or 22% in the 2004 second quarter and six-month period, respectively, reflecting growth in all regions and the impact of strengthening currencies. Revenue increases in Asia benefited from the KorAm acquisition, increased investment product sales, favorable foreign currency translation and growth in branch lending. Growth in EMEA was driven by improved investment product sales and increased branch lending, mainly in Germany, as well as the impact of favorable foreign currency translation, while the Latin America increase primarily related to interest rate movements in Argentina. The increase in Japan was related to increased deposit and investment product sales.

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense
Citibanking North America, Consumer Assets and CitiCapital	$1,858	$1,937	(4)	$3,674	$3,732	(2)
Mexico	479	502	(5)	956	934	2

North America	2,337	2,439	(4)	4,630	4,666	(1)

EMEA	721	585	23	1,406	1,133	24
Japan	119	113	5	244	221	10
Asia	540	418	29	1,007	809	24
Latin America	125	109	15	253	218	16

International	1,505	1,225	23	2,910	2,381	22

Total revenues, net of interest expense	$3,842	$3,664	5	$7,540	$7,047	7

        Operating expenses in the 2004 second quarter and six months increased $198 million or 10% and $353 million or 9%, respectively, from the comparable 2003 periods. In North America, expenses grew $118 million or 9% and $191 million or 7% from the 2003 second quarter and six months, respectively. The increase primarily reflected the impact of the operating lease reclassification in CitiCapital of $135 million and higher volume-related expenses in Citibanking North America including increased advertising and marketing costs, partially offset by declines in Mexico. Mexico's expenses declined in the 2004 second quarter primarily due to foreign currency translation, and was partially offset by increased legal costs in the 2004 six-month period. International Retail Banking operating expenses increased $80 million or 12% and $162 million or 12% from the 2003 second quarter and six months, respectively, mainly reflecting the addition of KorAm, the impact of foreign currency translation, and increased investments for branch expansion, technology and advertising and marketing, partially offset by the absence of prior-year repositioning costs, mainly in Latin America and, for the six-month period, in EMEA.

        The provisions for benefits, claims, and credit losses were $71 million and $259 million in the 2004 second quarter and six months, respectively, down $229 million or 76% and $324 million or 56% from the comparable periods in 2003. The declines were driven by credit reserve releases of $138 million in the 2004 second quarter and lower net credit losses in CitiCapital, Consumer Assets, Citibanking North America, Asia and Latin America. An increase in credit costs for EMEA was primarily driven by Germany. Net credit losses (excluding Commercial Markets) were $176 million and the related loss ratio was 0.51% in the 2004 second quarter, compared to $155 million and 0.49% in the 2004 first quarter, and $165 million and 0.58% in the 2003 second quarter. The increase in credit losses from the 2004 first quarter was mainly driven by lower recoveries in Mexico. The decrease in the net credit loss ratio (excluding Commercial Markets) from the 2003 second quarter was primarily due to improvements in all regions except EMEA and Mexico. The increase in EMEA primarily resulted from increases in Germany. Commercial Markets net credit losses were $31 million and the related loss ratio was 0.31% in the 2004 second quarter, compared to $50 million and 0.51% in the 2004 first quarter, and $139 million and 1.30% in the 2003 second quarter. The 2004 second quarter improvement in Commercial Markets net credit losses from both the 2004 first quarter and 2003 second quarter was due to declines in CitiCapital, Mexico and Citibanking North America.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.576 billion or 2.46% of loans at June 30, 2004, compared to $3.698 billion or 2.86% at March 31, 2004, and $3.706 billion or 3.29% a year ago. Compared to a year ago, the decrease in delinquent loans resulted from improvements in Consumer Assets, Asia and Latin America, partially offset by an increase in Germany, which included the impact of foreign currency translation. The decline in Consumer Assets mainly reflected a lower level of buybacks from GNMA pools where credit risk is maintained by government agencies. The decline in Asia was mainly in Taiwan and was partially offset by the impact of KorAm.

        Cash-basis loans in Commercial Markets were $1.173 billion or 2.96% of loans at June 30, 2004, $1.213 billion or 3.11% at March 31, 2004, and $1.165 billion or 2.76% at June 30, 2003. Cash-basis loans improved from the prior quarter primarily due to improvements in Mexico and CitiCapital, where the business continues to work through the liquidation of non-core portfolios. These declines were partially offset by increases in Citibanking North America and EMEA. Compared to the 2003 second quarter, the increase in cash-basis loans reflected increases in EMEA, mainly in Germany, and in Mexico, and was partially offset by improvements in CitiCapital and the other international regions.

        Average assets of $250 billion and $240 billion in the 2004 second quarter and six months, respectively, increased $28 billion and $19 billion from the comparable periods of 2003. The increase in average assets primarily reflected the impact of the KorAm acquisition and growth in mortgages, partially offset by a reduction in CitiCapital due to the liquidation of non-core portfolios.

Other Consumer

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Revenues, net of interest expense	$557	$12	$541	$33
Operating expenses	79	84	191	147

Income before taxes (benefits)	478	(72)	350	(114)
Income taxes (benefits)	174	(29)	140	(43)

Net income (loss)	$304	$(43)	$210	$(71)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported income of $304 million and $210 million in the 2004 second quarter and six months, respectively, compared to losses of $43 million and $71 million in the comparable 2003 periods. The increase of $347 million and $281 million in the 2004 second quarter and six months, respectively, was primarily due to a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter. The increases were partially offset by lower treasury results, including the impact of higher capital funding costs, and for the six-month period, an increase in legal reserves.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$3,586	$2,881	24	$6,578	$5,717	15
Operating expenses	2,938	1,476	99	4,330	2,920	48
Provision for credit losses	(347)	298	NM	(407)	414	NM

Income before taxes and minority interest	995	1,107	(10)	2,655	2,383	11
Income taxes (benefit)	243	267	(9)	735	606	21
Minority interest, after-tax	13	5	NM	24	10	NM

Net income	$739	$835	(11)	$1,896	$1,767	7

NM
Not meaningful

        GCIB reported net income of $739 million and $1.896 billion in the 2004 second quarter and six months, down $96 million or 11% from the 2003 second quarter and up $129 million or 7% from the 2003 six months, respectively. The 2004 second quarter reflects a decrease of $177 million or 27% in Capital Markets and Banking, partially offset by an increase of $81 million or 45% in Transaction Services. The 2004 six months reflects increases of $124 million or 33% in Transaction Services and $5 million in Capital Markets and Banking.

        Capital Markets and Banking reported net income of $478 million and $1.401 billion in the 2004 second quarter and six months, a decrease of $177 million or 27% from the 2003 second quarter and an increase of $5 million from the 2003 six months. The decrease in the 2004 second quarter primarily reflects the approximately $850 million (after-tax) Litigation Reserve Charge as well as declines in Equity Markets revenues, partially offset by a lower provision for credit losses and increases in Fixed Income Markets and Lending revenue. The increase in the 2004 six months primarily reflects a lower provision for credit losses as well as increases in Fixed Income Markets, Lending, and Equity Markets revenues, partially offset by the Litigation Reserve Charge.

        Transaction Services net income of $261 million and $495 million in the 2004 second quarter and six months increased $81 million or 45% from the 2003 second quarter and $124 million or 33% from the 2003 six months, respectively. The increases in net income in 2004 were primarily due to lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances, and improved spreads, partially offset by higher expenses.

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

Capital Markets and Banking

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$2,602	$1,985	31	$4,655	$3,917	19
Operating expenses	2,246	842	NM	2,980	1,661	79
Provision for credit losses	(276)	286	NM	(302)	393	NM

Income before taxes and minority interest	632	857	(26)	1,977	1,863	6
Income taxes	142	197	(28)	554	457	21
Minority interest, after-tax	12	5	NM	22	10	NM

Net income	$478	$655	(27)	$1,401	$1,396	—

NM
Not meaningful

        Capital Markets and Banking reported net income of $478 million and $1.401 billion in the 2004 second quarter and six months, a decrease of $177 million or 27% from the 2003 second quarter and an increase of $5 million from the 2003 six months. The decrease in the 2004 second quarter primarily reflects the approximately $850 million (after-tax) Litigation Reserve Charge as well as declines in Equity Markets revenues, partially offset by a lower provision for credit losses and increases in Fixed Income Markets and Lending revenue. The increase in the 2004 six months primarily reflects a lower provision for credit losses as well as increases in Fixed Income Markets, Lending, and Equity Markets revenues, partially offset by the Litigation Reserve Charge.

        Revenues, net of interest expense, of $2.602 billion and $4.655 billion in the 2004 second quarter and six months, increased $617 million or 31% from the 2003 second quarter and $738 million or 19% from the 2003 six months, respectively. Revenues increased in the 2004 second quarter driven by increases in Fixed Income Markets and Lending, partially offset by declines in Equity Markets. Lending increased primarily due to the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm. The Equity Markets decline reflects weak derivative activity, due to declines in volatility, and decreases in convertibles reflecting rising interest rates and widening spreads.

        The increase in revenues in the 2004 six months was driven by increases in Fixed Income Markets, Lending, and Equity Markets. Lending's increase primarily reflects the absence of prior-year losses on credit derivatives and the acquisition of KorAm. The Equity Markets increase is primarily driven by higher derivatives and cash trading, partially offset by declines in convertibles.

        Operating expenses of $2.246 billion and $2.980 billion in the 2004 second quarter and six months were up $1.404 billion and $1.319 billion from the respective 2003 periods, primarily reflecting the $1.4 billion Litigation Reserve Charge and the acquisition of KorAm.

        The provision for credit losses was ($276) million in the 2004 second quarter and ($302) million in the 2004 six months, down $562 million and $695 million, respectively, from the 2003 periods primarily due to loan loss reserve releases as a result of improving credit quality, and lower credit losses in the power and energy industry, Argentina and Brazil. The current quarter included the release of $276 million in loan loss reserves, which consisted of releases of $158 million in Mexico, $59 million in Latin America, $36 million in Asia, $13 million in Japan and $10 million in EMEA.

        Cash-basis loans were $2.496 billion at June 30, 2004, compared to $2.806 billion at March 31, 2004, $3.246 billion at December 31, 2003, and $3.669 billion at June 30, 2003. Cash-basis loans decreased $1.173 billion from June 30, 2003, primarily due to decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Hong Kong, and New Zealand, partially offset by increases in Korea reflecting the acquisition of KorAm and a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking. Cash-basis loans decreased $310 million from March 31, 2004, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry, Mexico, Australia and Argentina, partially offset by increases in Korea reflecting the acquisition of KorAm.

Transaction Services

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$984	$896	10	$1,923	$1,800	7
Operating expenses	692	634	9	1,350	1,259	7
Provision for credit losses	(71)	12	NM	(105)	21	NM

Income before taxes and minority interest	363	250	45	678	520	30
Income taxes and minority interest, after-tax	102	70	46	183	149	23

Net income	$261	$180	45	$495	$371	33

NM
Not meaningful

        Transaction Services net income of $261 million and $495 million in the 2004 second quarter and six months increased $81 million or 45% from the 2003 second quarter and $124 million or 33% from the 2003 six months, respectively. The increases in net income in 2004 were primarily due to lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances and improved spreads, partially offset by higher expenses.

        As shown in the following table, average liability balances of $113 billion grew 18% compared to the 2003 second quarter, primarily due to increases in Asia and Europe reflecting positive flow and foreign exchange impact. Assets under custody reached $7.0 trillion, an increase of $1.4 trillion or 25% compared to the 2003 second quarter, primarily reflecting market appreciation and increases in customer volumes.

	Three Months Ended June 30,	Three Months Ended June 30,
			% Change
	2004	2003
Liability balances (average in billions)	$113	$96	18
Assets under custody (EOP in trillions)	7.0	5.6	25

        Revenues, net of interest expense, of $984 million and $1.923 billion in the 2004 second quarter and six months increased $88 million or 10% from the 2003 second quarter and $123 million or 7% from the 2003 six months, respectively. The increases in both periods were primarily driven by growth in assets under custody and liability balances, improved spreads and new business initiatives, including the acquisition of Forum Financial during the fourth quarter of 2003 and of KorAm in the second quarter of 2004. The 2003 six-month period included gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses of $692 million and $1.350 billion in the 2004 second quarter and six months increased $58 million or 9% from the 2003 second quarter and $91 million or 7% from the 2003 six months, respectively. Expenses increased in the 2004 periods primarily due to higher business volumes, including the effect of the acquisitions of Forum Financial and KorAm, as well as increased compensation and benefits costs.

        The provision for credit losses of $(71) and $(105) million in the 2004 second quarter and six months decreased $83 million from the 2003 second quarter and $126 million from the 2003 six months, respectively, primarily due to general loan loss reserve releases of $74 million in the 2004 second quarter and $96 million in 2004 six months as a result of improving credit quality and lower write-offs in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $118 million, $102 million, $156 million, and $513 million at June 30, 2004, March 31, 2004, December 31, 2003 and June 30, 2003, respectively. Cash-basis loans decreased $395 million from June 30, 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland. The increase of $16 million from March 31, 2004 was primarily due to an increase in cash basis loans in EMEA.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$793	$834	(5)	$1,751	$1,585	10
Operating expenses	467	490	(5)	998	932	7
Provisions for benefits, claims, and credit losses	75	100	(25)	169	197	(14)

Income before taxes and minority interest	251	244	3	584	456	28
Income taxes	76	64	19	174	115	51
Minority interest, after-tax	(1)	—	—	5	—	—

Net income	$176	$180	(2)	$405	$341	19

        Global Investment Management net income of $176 million in the 2004 second quarter and $405 million in the 2004 six months decreased $4 million or 2% and increased $64 million or 19% from the comparable 2003 periods. Life Insurance and Annuities net income of $36 million in the 2004 second quarter and $73 million in the 2004 six months increased $11 million or 44% and $27 million or 59% from the comparable 2003 periods, driven by higher business volumes in Japan, Asia and Mexico as well as lower capital funding costs in CIG in both periods.

        Private Bank net income was $152 million in the 2004 second quarter and $311 million in the 2004 six months, up $13 million or 9% and $47 million or 18% from the comparable 2003 periods. The increase in net income of $13 million in the 2004 second quarter primarily reflects the impact of positive operating leverage, as an 8% reduction in expenses more than offset a 3% decline in revenue, which primarily resulted from lower client transaction activity. The increase in income of $47 million in the 2004 six-month period primarily reflects increased recurring spread and fee-based revenues combined with the benefit of increased client transaction activity.

        Asset Management reported a net loss of $12 million in the 2004 second quarter, a decrease in income of $28 million from the 2003 second quarter. Net income of $21 million in the 2004 six-month period decreased $10 million or 32% from the prior year period. The 2004 second quarter and six-month period income declines primarily reflect the impact of increased reserves for net claims and operating losses in the retirement services business in Argentina, the absence of current-year tax benefits on the increase in reserves, partially offset by lower capital funding costs in Mexico. Actions taken by the Argentine government associated with its anticipated debt restructuring could have an adverse impact on the retirement services business in Argentina and its customers. The extent of the financial impact to the Company will depend on future actions taken by the Argentine government and the Company's response to such actions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

Life Insurance and Annuities

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$208	$195	7	$434	$374	16
Provision for benefits and claims	76	94	(19)	166	187	(11)
Operating expenses	81	66	23	165	124	33

Income before taxes	51	35	46	103	63	63
Income taxes	15	10	50	30	17	76

Net income	$36	$25	44	$73	$46	59

        Life Insurance and Annuities reported net income of $36 million and $73 million in the 2004 second quarter and six-month period, respectively, an increase of $11 million or 44% and $27 million or 59% from the comparable periods of 2003. The $11 million increase in the three-month period reflects an increase of $8 million in IIM income and an increase of $3 million in CIG, while the $27 million increase in the six-month period reflects an increase in IIM of $21 million and an increase of $6 million in CIG. The $8 million or 42% increase in IIM in the 2004 second quarter resulted from higher business volumes in our operations in Japan, Asia and Mexico. The $21 million or 58% increase in IIM in the six-month period reflects higher business volumes in Japan, Mexico and Asia as well as favorable investment results in Latin America due to improvements in the valuation of Argentine GPNs. The increases in CIG in the three- and six-month periods were primarily driven by lower capital funding costs.

        Revenues, net of interest expense, of $208 million and $434 million for the 2004 second quarter and six-month period, respectively, increased $13 million or 7% and $60 million or 16% from the comparable periods of 2003. The increases in both periods were primarily driven by higher business volumes in Japan, Mexico and Asia. Operating expenses of $81 million and $165 million for the 2004 second quarter and six-month period, respectively, increased $15 million or 23% and $41 million or 33% from the comparable periods of 2003. These increases were primarily related to higher business volumes and the impact of foreign exchange rates.

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

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Annuity products
Japan	$1,063	$286	$2,478	$489
All other premiums and deposits	242	200	449	362

Total annuity products	1,305	486	2,927	851
Life products	475	116	811	214

Total(1)(2)	$1,780	$602	$3,738	$1,065

(1)
Includes 100% of net written premiums and deposits for the Company's joint ventures in Japan and Hong Kong.

(2)
Includes $1.6 billion and $3.4 billion of deposits in the three and six months ended June 30, 2004, and $490 million and $845 million of deposits in the three and six months ended June 30, 2003.

        IIM annuity product net written premiums and deposits increased $819 million and $2.1 billion to $1.3 billion and $2.9 billion in the 2004 second quarter and six-month period, respectively. The increase in both periods was driven by strong variable annuity sales in Japan through the Company's joint venture with Mitsui Sumitomo.

        IIM life products net written premiums and deposits were $475 million and $811 million in the second quarter and six-month period of 2004, increases of $359 million and $597 million from the prior-year periods, which were primarily driven by strong Variable Universal Life sales in Mexico as well as sales of Endowment and Unit Linked products in Hong Kong.

Private Bank

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$505	$521	(3)	$1,078	$981	10
Operating expenses	286	311	(8)	625	586	7
Provision for credit losses	(1)	6	NM	3	10	(70)

Income before taxes	220	204	8	450	385	17
Income taxes	68	65	5	139	121	15

Net income	$152	$139	9	$311	$264	18

Average assets (in billions of dollars)	$41	$38	8	$41	$36	14
Return on assets	1.49%	1.47%		1.53%	1.48%

Client business volumes under management (in billions of dollars)	$203	$180	13	$203	$180	13

NM    Not meaningful

        Private Bank reported net income of $152 million in the 2004 second quarter and $311 million in the 2004 six months, up $13 million or 9% and $47 million or 18% from the corresponding 2003 periods. Growth in the 2004 second quarter was driven by positive operating leverage as an 8% reduction in expenses more than offset a 3% decline in revenue, which primarily resulted from lower client transaction activity. In the six-month comparison, the increase in income was mainly driven by growth in recurring spread and fee-based revenues combined with the benefit of increased client transaction activity.

	June 30,
In billions of dollars			% Change
	2004	2003
Client Business Volumes:
Proprietary Managed Assets	$36	$33	9
Other Assets under Fee-Based Management	8	7	14
Banking and Fiduciary Deposits	46	41	12
Investment Finance	40	35	14
Other, Principally Custody Accounts	73	64	14

Total	$203	$180	13

        Client business volumes were $203 billion at the end of the 2004 second quarter, up $23 billion or 13% from $180 billion at the end of the 2003 second quarter. Growth in client business volumes was led by an increase in custody assets, which were higher in all regions. Investment finance volumes, which include loans, letters of credit, and commitments, increased $5 billion or 14% reflecting growth in all regions including increased real estate-secured loans in the U.S. and growth in margin lending in the international businesses. Banking and fiduciary deposits grew $5 billion or 12%, with double-digit growth in the U.S., Japan and Europe. Proprietary managed assets increased $3 billion or 9% as net inflows were partially offset by the impact of negative market action.

        Revenues, net of interest expense, were $505 million in the 2004 second quarter and $1.078 billion in the 2004 six months, down $16 million or 3% from the prior-year quarter but up $97 million or 10% from the 2003 six-month period. In the three months ended June 30, 2004, a decline in client transaction activity, particularly in capital markets in Asia and Japan, resulted in an $18 million or 12% decline in related transaction revenues. In the six months ended June 30, 2004, the benefit of continued growth in client business volumes combined with an increase in transaction activity was partially offset by the impact of spread compression in the deposit and lending portfolios.

        Operating expenses of $286 million and $625 million in the 2004 second quarter and six months, respectively, were down $25 million or 8% from the prior-year quarter but up $39 million or 7% from the 2003 six-month period, primarily reflecting changes in incentive and other variable compensation associated with the corresponding changes in revenue, as well as lower technology and legal-related costs, which were partially offset by increased costs associated with an investment in front-end staff.

        The provision for credit losses was ($1) million and $3 million in the 2004 second quarter and six months, respectively, compared to $6 million and $10 million in the 2003 second quarter and six months, respectively. The improvement from the prior year was mainly due to net recoveries in Japan and Asia combined with the absence of prior-year increases to the loan loss reserve. Loans 90 days or more past due were $146 million or 0.39% of total loans outstanding at June 30, 2004, compared with $155 million or 0.43% at March 31, 2004 and $140 million or 0.42% at June 30, 2003.

Asset Management

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$80	$118	(32)	$239	$230	4
Operating expenses	100	113	(12)	208	222	(6)

Income before taxes and minority interest	(20)	5	NM	31	8	NM
Income taxes (benefits)	(7)	(11)	36	5	(23)	NM
Minority interest, after-tax	(1)	—	—	5	—	—

Net income	($12)	$16	NM	$21	$31	(32)

Assets under management (in billions of dollars)(1)	$173	$177	(2)	$173	$177	(2)

(1)
Includes $33 billion and $31 billion in 2004 and 2003, respectively, for Private Bank clients.

NM    Not meaningful

        Asset Management reported a net loss of $12 million in the 2004 second quarter and net income of $21 million in the 2004 six-month period, down $28 million and $10 million, respectively, compared to the prior-year periods. The decrease in net income primarily reflects the impact of increased reserves for net claims and operating losses in a retirement services business in Argentina, the absence of current year tax benefits on the increase in reserves, partially offset by lower capital funding costs in Mexico.

        Assets under management for the 2004 second quarter were $173 billion, a decrease of $4 billion or 2% from the 2003 second quarter.

        Revenues, net of interest expense, of $80 million and $239 million in the 2004 second quarter and six months decreased $38 million or 32% and increased $9 million or 4% from the respective 2003 periods. The decrease in the three-month period was primarily due to the impact of increased reserves for net claims and operating losses in a retirement services business in Argentina, partially offset by lower capital funding costs in Mexico. The 2004 six-month period was positively impacted by the assets consolidated under FIN 46-R (which are denominated in euro) which generated $10 million of gains (offset in minority interest) due to foreign currency translation.

        Operating expenses of $100 million and $208 million in the 2004 second quarter and six months declined $13 million or 12% and $14 million or 6% from the respective 2003 periods, primarily reflecting continued expense management, including a decline in incentive compensation.

        Minority interest, after-tax, of $5 million for the 2004 six months was due to the impact of consolidating certain assets under FIN 46-R.

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$455	$168	NM	$587	$257	NM
Operating expenses	92	61	51	148	114	30
Provision for credit losses	(1)	1	NM	(1)	1	NM

Income before taxes and minority interest	364	106	NM	440	142	NM
Income taxes	119	46	NM	145	62	NM
Minority interest, after-tax	7	17	(59)	43	25	72

Net Income	$238	$43	NM	$252	$55	NM

NM    Not meaningful

        Proprietary Investment Activities revenues, net of interest expense, of $455 million in the 2004 second quarter increased $287 million from the 2003 second quarter. The increase resulted primarily from higher net impairment/valuation revenues of $263 million, net realized gains on sales of investments of $90 million, and other revenues of $74 million, partially offset by mark-to-market losses on public securities of $140 million. Operating expenses of $92 million in the 2004 second quarter increased $31 million or 51% from the 2003 second quarter, primarily reflecting increased private equity business activity in the Emerging Markets portfolio. Minority interest, after-tax, of $7 million in the 2004 second quarter decreased $10 million from the 2003 second quarter reflecting lower investment performance in majority-owned hedge funds.

        For the 2004 six months, revenues, net of interest expense, of $587 million increased $330 million from the 2003 six-month period. The increase resulted primarily from higher net impairment/valuation revenues of $388 million, net realized gains on sales of investments of $86 million, and other revenues of $113 million, primarily from higher Private Equity results, partially offset by mark-to-market losses on public securities of $257 million. Operating expenses of $148 million in the 2004 six-month period increased $34 million or 30% from the 2003 six-month period primarily reflecting increased expenses related to investments held within the Emerging Markets portfolio. Minority interest, after-tax, of $43 million in the 2004 six-month period increased $18 million from the 2003 comparable period, reflecting a mark-to-market valuation on the recapitalization of investments held within the Emerging Markets private equity portfolio, partially offset by lower investment performance in the majority-owned hedge funds.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities:

        Private Equity includes equity and mezzanine debt financing on both a direct and indirect basis, in companies primarily located in the United States and Western Europe, including investments made by CVC Equity Partners Fund, investments in companies located in developing economies, CVC/Opportunity Equity Partners, LP (Opportunity) and the investment portfolio related to the Banamex acquisition in August 2001. Opportunity is a third-party managed fund through which Citicorp co-invests in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Certain private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of June 30, 2004 and June 30, 2003, Private Equity included assets of $5.063 billion and $6.100 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in the portfolio of $1.037 billion relates to sales of private and public equity investments, the impact of valuation adjustments, and the liquidation of the Banamex portfolio.

        Revenues for Private Equity, net of interest expense, are composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Net realized gains (losses)(1)	$255	$161	$289	$202
Public mark-to-market	(18)	122	(132)	125
Net impairments/valuations(2)	98	(220)	184	(232)
Other(3)	124	59	194	91

Revenues, net of interest expense	$459	$122	$535	$186

(1)
Includes the changes in unrealized gains/losses related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $459 million in the 2004 second quarter increased $337 million from the 2003 second quarter, reflecting higher net impairment/valuation revenues of $318 million, net realized gains on sales of investments of $94 million, and other revenues of $65 million resulting from increased dividends and fees and lower funding costs, partially offset by mark-to-market losses on public securities of $140 million. The higher net impairment/valuation revenues and net realized gains on sale of investments in the 2004 second quarter were primarily driven by investment activity in Emerging Markets and Europe. The higher mark-to-market losses on public securities was primarily driven by the absence of prior-year mark-to-market gains on investments in the United States and Emerging Markets.

        For the 2004 six-month period, revenues, net of interest expense, of $535 million increased $349 million from the 2003 six-month period reflecting higher net impairment/valuation revenues of $416 million, net realized gains on sales of investments of $87 million, and other revenues of $103 million resulting from increased dividends and fees and lower funding costs, partially offset by mark-to-market losses on public securities of $257 million. The higher net impairment/valuation revenues and net realized gains on sale of investments for the 2004 six months were primarily driven by investment activity in Emerging Markets and Europe. The higher net mark-to-market losses on public securities for the 2004 six months was primarily driven by an investment in an Indian software company, reflecting a general decline in public market values in the Indian software sector.

        Other Investment Activities includes CAI, various proprietary investments, certain hedge fund investments and the LDC Debt/ Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/losses.

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. As of June 30, 2004, Other Investment Activities included assets of $1.714 billion, consisting of $1.349 billion in hedge funds (the majority of which represents money managed for third-party customers), $264 million in the LDC Debt/ Refinancing portfolios, and $101 million in other assets. As of June 30, 2003, total assets of Other Investment Activities were $1.576 billion, including, $945 million in hedge funds, $511 million in the LDC Debt/Refinancing portfolios and $120 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
LDC Debt/Refinancing portfolios	$—	$2	$1	$5
Hedge fund investments	(23)	36	21	51
Other	19	8	30	15

Revenues, net of interest expense	$(4)	$46	$52	$71

        Revenues, net of interest expense, in the 2004 second quarter of ($4) million, reflects a $50 million decrease from the 2003 second quarter, primarily resulting from a $59 million decrease in hedge fund results and a $2 million decrease in the LDC Debt/Refinancing revenues, partially offset by improvements in CAI results of $11 million.

        For the 2004 six-month period, revenues, net of interest expense, of $52 million decreased $19 million from the comparable 2003 period, primarily resulting from a $30 million decrease in hedge fund results, partially offset by improvements in CAI results of $15 million.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

CORPORATE/OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Revenues, net of interest expense	$137	$293	$526	$635
Operating expenses	78	220	284	479
Provision for benefits, claims, and credit losses	—	(2)	—	(2)

Income before taxes and minority interest	59	75	242	158
Income taxes	14	15	97	71
Minority interest, after-tax	5	5	10	11

Net Income	$40	$55	$135	$76

        Corporate/Other reported net income of $40 million and $135 million in the 2004 second quarter and six months ended June 30, 2004, respectively, which represented a decrease in income of $15 million from the 2003 three-month period and an increase in income of $59 million from the 2003 six-month period. The decrease in the three-month period was primarily attributable to lower net treasury results, while the increase in the six-month period was primarily attributable to the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter, partially offset by lower intersegment eliminations.

        Revenues, net of interest expense, of $137 million and $526 million in the 2004 second quarter and six months, respectively, decreased $156 million and $109 million, from the corresponding prior-year periods. The second quarter decrease was driven by lower intersegment eliminations, lower net treasury results and the absence of the prior-year revenues earned in the EFS business. The six-month decrease was primarily due to lower intersegment eliminations and lower net treasury results, partially offset by the EFS gain. The lower net treasury results for the three months were primarily driven by a tightening of spreads as well as a lower benefit from yen capital hedging. For the six months, in addition to the above, earnings were also impacted by higher interest expense.

        Operating expenses of $78 million and $284 million in the 2004 second quarter and six months decreased $142 million and $195 million, respectively, from the 2003 periods. The second quarter and six-month period decreases are primarily due to lower intersegment eliminations, the absence of prior-year operating expenses in EFS and lower employee related costs.

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

Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2004	1st Qtr. 2004	4th Qtr. 2003	3rd Qtr. 2003	2nd Qtr. 2003
Allowance for credit losses at beginning of period	$12,506	$12,643	$10,843	$11,167	$11,049

Provision for credit losses
Consumer	1,935	2,290	1,951	1,538	1,888
Corporate	(345)	(60)	244	76	296

	1,590	2,230	2,195	1,614	2,184

Gross credit losses:
Consumer
In U.S. offices	1,769	1,952	1,640	1,264	1,383
In offices outside the U.S.	803	794	821	891	832
Corporate
In U.S. offices	9	18	57	111	157
In offices outside the U.S.	79	248	441	302	174

	2,660	3,012	2,959	2,568	2,546

Credit recoveries:
Consumer
In U.S. offices	260	275	212	186	173
In offices outside the U.S.	165	164	205	228	158
Corporate(1)
In U.S. offices	10	35	11	3	19
In offices outside the U.S.	98	53	62	78	57

	533	527	490	495	407

Net credit losses
In U.S. offices	1,508	1,660	1,474	1,186	1,348
In offices outside the U.S.	619	825	995	887	791

	2,127	2,485	2,469	2,073	2,139

Other—net(2)	746	118	2,074	135	73

Allowance for credit losses at end of period	$12,715	$12,506	$12,643	$10,843	$11,167

Allowance for unfunded lending commitments(3)	600	600	600	526	567

Total allowance for loans, leases, and unfunded lending commitments	$13,315	$13,106	$13,243	$11,369	$11,734

Net consumer credit losses	$2,147	$2,307	$2,044	$1,741	$1,884
As a percentage of average consumer loans	2.22%	2.45%	2.26%	2.08%	2.28%

Net corporate credit losses	$(20)	$178	$425	$332	$255
As a percentage of average corporate loans	NM	0.73%	1.72%	1.30%	0.98%

(1)
Includes $12 million of collections from credit default swaps purchased from third parties in the second quarter of 2003. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(2)
The 2004 second quarter includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm. The 2004 first quarter includes the addition of $148 million of credit loss reserves related to the acquisition of WMF. The 2003 fourth quarter includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears' Credit Card Business.

(3)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$59	$71	$8	$36	$62
Other(2)	2,555	2,837	3,394	3,736	4,120

Total	$2,614	$2,908	$3,402	$3,772	$4,182

Corporate cash-basis loans(2)
In U.S. offices	$498	$513	$623	$839	$955
In offices outside the U.S.	2,116	2,395	2,779	2,933	3,227

Total	$2,614	$2,908	$3,402	$3,772	$4,182

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$81	$91	$107	$110	$126
In offices outside the U.S.	30	33	33	51	52

Total	$111	$124	$140	$161	$178

Consumer loans on which accrual of interest had been suspended(2)
In U.S. offices	$2,712	$2,877	$3,127	$3,086	$2,966
In offices outside the U.S.	2,860	3,029	2,958	2,690	2,800

Total	$5,572	$5,906	$6,085	$5,776	$5,766

Accruing loans 90 or more days delinquent(3)(4)
In U.S. offices	$2,770	$2,983	$3,298	$2,322	$2,493
In offices outside the U.S.	503	545	576	490	436

Total	$3,273	$3,528	$3,874	$2,812	$2,929

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
The 2004 second quarter includes the addition of $227 million of corporate cash-basis loans and $46 million of consumer cash-basis loans, respectively, related to the acquisition of KorAm.

(3)
Substantially all consumer loans, of which $1,459 million, $1,522 million, $1,643 million, $1,672 million, and $1,767 million are government-guaranteed student loans and Federal Housing Authority mortgages at June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003, and June 30, 2003, respectively.

(4)
The June 30, 2004, March 31, 2004, and December 31, 2003 balances include the Sears and Home Depot data.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
Other real estate owned(1)
Consumer	$369	$396	$437	$460	$479
Corporate	26	41	59	59	60

Total other real estate owned	$395	$437	$496	$519	$539

Other repossessed assets(2)	$97	$123	$151	$182	$228

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 12 and Note 10 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Jun. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Jun. 30, 2003	2nd Qtr. 2004	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003
Cards	$154.4	$2,808	$3,152	$2,313	$152.3	$2,373	$2,554	$1,887
Ratio		1.82%	2.08%	1.88%		6.27%	6.69%	6.08%
North America	138.7	2,565	2,891	2,066	136.9	2,248	2,414	1,751
Ratio		1.85%	2.10%	1.86%		6.61%	6.99%	6.23%
International	15.7	243	261	247	15.4	125	140	136
Ratio		1.55%	1.80%	2.04%		3.25%	3.85%	4.60%
Consumer Finance	99.6	1,948	2,127	2,182	97.8	857	870	897
Ratio		1.96%	2.15%	2.41%		3.52%	3.57%	4.01%
North America	78.4	1,444	1,589	1,681	76.9	515	529	514
Ratio		1.84%	2.06%	2.40%		2.69%	2.79%	2.98%
International	21.2	504	538	501	20.9	342	341	383
Ratio		2.38%	2.47%	2.45%		6.57%	6.31%	7.43%
Retail Banking	145.4	3,576	3,698	3,706	139.2	176	155	165
Ratio		2.46%	2.86%	3.29%		0.51%	0.49%	0.58%
North America	101.4	2,054	2,163	2,385	98.1	45	26	60
Ratio		2.03%	2.30%	3.00%		0.18%	0.11%	0.29%
International	44.0	1,522	1,535	1,321	41.1	131	129	105
Ratio		3.46%	4.35%	3.99%		1.28%	1.48%	1.28%
Private Bank(2)	37.3	146	155	140	36.3	—	4	4
Ratio		0.39%	0.43%	0.42%		(0.01)%	0.04%	0.05%
Other Consumer	1.1	—	—	—	1.2	—	(1)	—

Managed loans (excluding Commercial Markets)(3)	$437.8	$8,478	$9,132	$8,341	$426.8	$3,406	$3,582	$2,953
Ratio		1.94%	2.19%	2.31%		3.21%	3.47%	3.26%

Securitized receivables (all in North America Cards)	(76.4)	(1,222)	(1,399)	(1,385)	(75.6)	(1,244)	(1,325)	(1,159)
Credit card receivables held-for-sale(4)	(6.3)	(133)	—	(58)	(2.1)	(46)	—	(49)

On-balance sheet loans (excluding Commercial Markets)(5)	$355.1	$7,123	$7,733	$6,898	$349.1	$2,116	$2,257	$1,745
Ratio		2.01%	2.27%	2.41%		2.44%	2.68%	2.42%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Markets Groups	$39.6	$1,173	$1,213	$1,165	$40.3	$31	$50	$139
Ratio		2.96%	3.11%	2.76%		0.31%	0.51%	1.30%

Total Consumer Loans	$394.7				$389.4	$2,147	$2,307	$1,884

Regional View:
North America (excluding Mexico)	$332.5	$5,758	$6,316	$5,860	$325.4	$2,763	$2,959	$2,306
Ratio		1.73%	1.96%	2.14%		3.42%	3.72%	3.34%
Mexico	7.5	380	395	358	7.6	45	14	19
Ratio		5.07%	5.43%	5.39%		2.35%	0.77%	1.12%
EMEA	34.3	1,720	1,722	1,412	34.1	204	207	169
Ratio		5.02%	5.08%	4.67%		2.40%	2.46%	2.26%
Japan	16.8	340	382	333	16.8	303	305	349
Ratio		2.02%	2.14%	2.10%		7.26%	7.07%	8.64%
Asia (excluding Japan)	43.8	248	281	325	40.1	88	91	104
Ratio		0.57%	0.83%	1.06%		0.88%	1.09%	1.40%
Latin America	2.9	32	36	53	2.8	3	6	6
Ratio		1.11%	1.27%	1.80%		0.42%	0.76%	0.83%

Managed loans (excluding Commercial Markets)(3)	$437.8	$8,478	$9,132	$8,341	$426.8	$3,406	$3,582	$2,953
Ratio		1.94%	2.19%	2.31%		3.21%	3.47%	3.26%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Investment Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 32.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the second quarter of 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	June 30, 2004	Mar. 31, 2004	June 30, 2003	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003
Total managed	$477.4	$456.0	$402.9	$467.1	$454.2	$405.9
Securitized receivables	(76.4)	(76.2)	(72.0)	(75.6)	(75.9)	(71.1)
Loans held-for-sale(1)	(6.3)	—	(3.0)	(2.1)	—	(3.0)

On-balance sheet(2)	$394.7	$379.8	$327.9	$389.4	$378.3	$331.8

(1)
Included within Other Assets on the Consolidated Balance Sheet.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the second quarter of 2004, approximately $4 billion and $4 billion, respectively, for the first quarter of 2004, and approximately $2 billion and $1 billion, respectively, for the second quarter of 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.478 billion or 1.94% of loans at June 30, 2004, compared to $9.132 billion or 2.19% at March 31, 2004 and $8.341 billion or 2.31% at June 30, 2003. Total cash-basis loans in Commercial Markets were $1.173 billion or 2.96% of loans at June 30, 2004, compared to $1.213 billion or 3.11% at March 31, 2004 and $1.165 billion or 2.76% at June 30, 2003. Total managed net credit losses (excluding Commercial Markets) in the 2004 second quarter were $3.406 billion and the related loss ratio was 3.21%, compared to $3.582 billion and 3.47% in the 2004 first quarter and $2.953 billion and 3.26% in the 2003 second quarter. In Commercial Markets, total net credit losses were $31 million and the related loss ratio was 0.31% in the 2004 second quarter, compared to $50 million and 0.51% in the 2004 first quarter and $139 million and 1.30% in the 2003 second quarter. For a discussion of trends by business, see business discussions on pages 12 to 18 and page 24.

        Citicorp's total allowance for loans, leases and unfunded lending commitments of $13.315 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $9.316 billion at June 30, 2004, $9.218 billion at March 31, 2004 and $7.136 billion at June 30, 2003. The increase in the allowance for credit losses from June 30, 2003 was primarily due to additions of $2.1 billion, $274 million and $148 million associated with the acquisitions of Sears, KorAm and WMF, respectively, as well as the reclassification in the 2004 second quarter of certain valuation reserves related to capital leases into the allowance for credit losses. These additions were partially offset by the impact of credit reserve releases of $212 million in Global Consumer, primarily related to improving credit conditions in North America, and the write-down of Argentine compensation notes in the 2003 third quarter.

        On-balance sheet consumer loans of $394.7 billion increased $66.8 billion or 20% from June 30, 2003, primarily driven by the additions of the Sears, KorAm, WMF and Home Depot portfolios, combined with growth in mortgage and other real estate-secured loans in Consumer Assets, Consumer Finance and Private Bank and the impact of strengthening currencies. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Excluding the impact of acquisitions, growth in credit card receivables was partially offset by a decline in introductory promotional rate balances reflecting a shift in acquisition marketing strategies and higher securitization levels. In CitiCapital, loans declined $6.3 billion reflecting the reclassification of operating leases from loans to other assets of $2.0 billion during the 2004 second quarter and the continued liquidation of non-core portfolios, including a reduction of approximately $1.2 billion resulting from the 2003 third quarter sale of the CitiCapital Fleet Services portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	June 30, 2003
Corporate Cash-Basis Loans
Capital Markets and Banking(1)	$2,496	$2,806	$3,246	$3,669
Transaction Services	118	102	156	513

Total Corporate Cash-Basis Loans	$2,614	$2,908	$3,402	$4,182

Net Credit Losses
Capital Markets and Banking	$(21)	$184	$415	$254
Transaction Services	2	(7)	13	1
Other	(1)	1	(3)	—

Total Net Credit Losses	$(20)	$178	$425	$255

Corporate Allowance for Credit Losses	$3,399	$3,288	$3,555	$4,031
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	600	600	600	567

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,999	$3,888	$4,155	$4,598

Corporate Allowance As a Percentage of Total Corporate Loans(3)	2.96%	3.25%	3.59%	3.70%

(1)
The 2004 second quarter includes the addition of $227 million of cash-basis loans related to the acquisition of KorAm.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $2.614 billion, $2.908 billion, $3.402 billion and $4.182 billion at June 30, 2004, March 31, 2004, December 31, 2003, and June 30, 2003, respectively. Cash-basis loans decreased $1.568 billion from June 30, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking at June 30, 2004 primarily reflects decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Hong Kong and New Zealand, partially offset by an increase from the KorAm acquisition. Transaction Services decreased primarily due to a reclassification of cash-basis loans along with charge-offs in Argentina and Poland. Cash-basis loans decreased $294 million compared to March 31, 2004 primarily due to a decrease in Capital Markets and Banking. This decrease primarily consisted of charge-offs taken against reserves and paydowns from borrowers in the power and energy industry as well as corporate borrowers in Mexico, Australia and Argentina, partially offset by an increase from the KorAm acquisition.

        Total corporate Other Real Estate Owned (OREO) was $26 million, $41 million, $59 million and $60 million at June 30, 2004, March 31, 2004, December 31, 2003 and June 30, 2003, respectively.

        Total corporate loans outstanding at June 30, 2004 were $115 billion as compared to $101 billion at March 31, 2004, $99 billion at December 31, 2003 and $109 billion at June 30, 2003.

        Total corporate net credit losses of $(20) million at June 30, 2004 decreased $275 million as compared to June 30, 2003, primarily reflecting recoveries and lower net credit losses from counterparties in the telecommunications and power and energy industries as well as counterparties in Brazil, Europe and Argentina. The $198 million decrease from the 2004 first quarter primarily reflects recoveries as well as lower net credit losses from counterparties in Europe, Mexico and Poland.

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

        Citicorp's allowance for credit losses for loans, leases, and unfunded lending commitments of $13.315 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the corporate portfolio was $3.999 billion at June 30, 2004 compared to $3.888 billion at March 31, 2004,

$4.155 billion at December 31, 2003, and $4.598 billion at June 30, 2003. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 3.48% at June 30, 2004 as compared to 3.84%, 4.20% and 4.23% at March 31, 2004, December 31, 2003 and June 30, 2003, respectively. The $599 million decrease in total corporate reserves for the 12 months ending June 30, 2004 primarily reflects write-offs against previously-established reserves in the telecommunications and power and energy industries and reserve releases of $800 million due to improving credit quality in the portfolio. The $111 million increase in total corporate reserves from March 31, 2004 reflects $441 million of additional reserves related to the KorAm acquisition partially offset by a $350 million reserve release due to improving credit quality in the portfolio. The $350 million reserve release was geographically attributed to Mexico $(200 million), Latin America $(75 million), Asia (excluding Japan) $(45 million), Japan $(17 million) and EMEA $(13 million). Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve from 2003 reflecting improving global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	June 30, 2004								December 31, 2003
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments(2)
Germany	$7.7	$4.8	$2.3	$14.8	$13.3	$3.8	$18.6	$11.7	$14.8	$9.6
Korea	0.6	0.3	0.3	1.2	1.1	8.9	10.1	3.9	2.5	0.2
France	2.6	3.7	1.7	8.0	7.5	—	8.0	5.4	5.1	5.9
Canada	0.8	—	1.3	2.2	2.0	5.8	7.9	2.0	8.2	1.7
Italy	0.5	3.0	2.0	5.5	5.2	2.3	7.8	2.2	12.2	2.2
Netherlands	2.6	1.4	3.7	7.7	6.8	—	7.7	3.1	4.8	3.2
Switzerland	3.1	3.4	0.9	7.4	7.2	—	7.4	2.2	4.3	2.2
Mexico	—	2.0	3.2	5.2	2.2	1.6	6.8	0.8	7.2	0.5
Australia	0.6	—	1.6	2.2	2.0	2.5	4.7	0.1	7.6	0.1

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

        The capital plans, forecasts, and positions of Citicorp and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citicorp's Chairman, Chief Executive Officer and President, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several senior business managers.

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

        As noted in the table below, Citicorp maintained its well-capitalized position during the first half of 2004 and the full year of 2003. The decreases in the Tier 1 and Total Capital Ratios during the 2004 second quarter were primarily due to the Litigation Reserve Charge and the acquisition of KorAm Bank.

Citicorp Regulatory Capital Ratios

	June 30, 2004	March 31, 2004	December 31, 2003
Tier 1 Capital	8.39%	8.80%	8.44%
Total capital (Tier 1 and Tier 2)	12.55%	13.00%	12.68%
Leverage(1)	6.45%	6.69%	6.70%
Common stockholder's equity	9.72%	10.08%	9.97%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003
Tier 1 Capital
Common stockholder's equity	$86,759	$86,005	$81,794
Qualifying mandatorily redeemable securities of subsidiary trusts	822	853	840
Minority interest	1,150	1,228	1,225
Less: Net unrealized loss (gain) on securities available-for-sale(1)	97	(1,252)	(948)
Accumulated net gains on cash flow hedges, net of tax	(573)	(710)	(879)
Intangible assets:(2)
Goodwill	(27,944)	(26,269)	(25,302)
Other disallowed intangible assets	(6,269)	(6,105)	(5,837)
Other	(265)	(207)	(222)

Total Tier 1 Capital	53,777	53,543	50,671

Tier 2 Capital
Allowance for credit losses(3)	8,190	7,787	7,700
Qualifying debt(4)	18,435	17,638	17,709
Unrealized marketable equity securities gains(1)	87	101	73

Total Tier 2 Capital	26,712	25,526	25,482

Total capital (Tier 1 and Tier 2)	$80,489	$79,069	$76,153

Risk-adjusted assets(5)	$641,290	$608,294	$600,554

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

(2)
The increase in intangible assets during 2004 was primarily due to the acquisition of KorAm in May 2004 and the acquisition of WMF in January 2004.

(3)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(4)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $32.1 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 2004, compared to $34.3 billion as of March 31, 2004 and $32.5 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $13.3 billion at June 30, 2004, $13.7 billion at March 31, 2004 and $10.2 billion at December 31, 2003. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Stockholder's equity increased a net $5.0 billion during the first six months of 2004 to $86.8 billion at June 30, 2004, representing 9.7% of assets, compared to $81.8 billion and 10.0% at year-end 2003. The increase in stockholder's equity during the first six months of 2004 reflected net income of $8.1 billion and $0.1 billion related to employee benefit plans and other activity, offset by $1.9 billion related to the after-tax change in equity from non-owner sources and dividends paid of $1.3 billion. The decrease in stockholder's equity ratio during the first six months of 2004 reflected the above items and the 9% increase in total assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at June 30, 2004 and December 31, 2003 were $822 million and $840 million, respectively. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. The FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 Capital. On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), subject to conditions. See "Regulatory Capital and Accounting Standards Developments" on page 40. If Tier 2 Capital treatment had been required at June 30, 2004, Citicorp would have continued to be "well-capitalized."

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well-capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At June 30, 2004, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

	June 30, 2004	March, 31, 2004	December 31, 2003
Tier 1 Capital	8.42%	8.86%	8.40%
Total Capital (Tier 1 and Tier 2)	12.62%	13.00%	12.56%
Leverage(1)	6.30%	6.62%	6.57%
Common stockholder's equity	7.46%	7.69%	7.56%

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	June 30, 2004	March, 31, 2004	December 31, 2003
Tier 1 Capital	$38.5	$38.3	$35.9
Total Capital (Tier 1 and Tier 2)	$57.7	$56.2	$53.7

        Citibank's net income for the second quarter of 2004 amounted to $2.1 billion. Total subordinated notes issued to Citicorp that were outstanding at June 30, 2004 and December 31, 2003 and included in Citibank's Tier 2 Capital amounted to $13.3 billion and $12.3 billion, respectively.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004. The Basel Committee has added an additional year of impact analysis and parallel testing for banks adopting the advanced approaches, with implementation extended until year-end 2007. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and BHCs. Citigroup and Citicorp are assessing the impact of the proposed new capital standards, while continuing to participate in efforts to refine the standards and monitor the progress of the Basel initiative.

        In January 2003, FASB issued accounting guidance in FIN 46 (which was subsequently revised in December 2003) which requires the consolidation of certain types of special-purpose vehicles that previously were recorded as off-balance sheet exposures. Although FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citicorp elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46-R was adopted in the 2004 first quarter. See Note 2 to the Consolidated Financial Statements. The impact of both these implementations was not material to the capital ratios of Citicorp. On September 12, 2003, the federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule was effective for the reporting periods September 30, 2003 through June 30, 2004.

        On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 Capital elements, net of goodwill. Under these proposed rules Citicorp currently would have less than 2% against this limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally-active BHCs would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill. Based on all limits set in the proposal, Citicorp would be able to retain the trust preferred securities within Tier 1 Capital.

        On July 20, 2004, the federal banking and thrift regulatory agencies issued the final rule on capital requirements for asset-backed commercial paper (ABCP) programs. The final rule, which becomes effective September 30, 2004, increases the capital requirement on most short-term liquidity facilities that provide support to ABCP by imposing a 10% conversion factor on such facilities. Additionally, the final rule permanently excludes ABCP program assets consolidated under FIN 46-R and any minority interests from the calculation of risk-weighted assets and Tier 1 Capital, respectively. The denominator of the Tier 1 leverage ratio calculation will remain unaffected by the final rule, as the risk-based capital treatment does not alter the reporting of the on-balance sheet assets under GAAP guidelines. Citicorp is assessing the impact of adopting the final rule.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include cash capital (defined as core deposits, long-term liabilities, and capital compared to illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. On a combined basis at the holding company level, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        As of June 30, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $9.3 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $7.6 billion of the available $9.3 billion.

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

        Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent company and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $527.4 billion at June 30, 2004. Citicorp's deposits represent 59% and 58% of total funding at June 30, 2004 and December 31, 2003, respectively. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates), and CitiFinancial Credit Company, which includes WMF. Citicorp has guaranteed various debt obligations of Associates, and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of June 30, 2004 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility agreement). At June 30, 2004, this requirement was exceeded by approximately $66.4 billion.

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

        Citicorp uses its liquidity to service debt obligations, to pay dividends to its stockholder's to support organic growth, and to fund acquisitions. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates.

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

        At June 30, 2004 and December 31, 2003, total assets in the off-balance sheet credit card trusts were $83 billion and $89 billion, respectively. Of those amounts at June 30, 2004 and December 31, 2003, $75 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $8 billion and $13 billion, respectively, is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans. Included in the $75 billion and $76 billion are retained securities issued by the trust totaling $1.2 billion and $1.1 billion at June 30, 2004 and December 31, 2003, respectively. Citicorp retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.1 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.1 billion and $1.1 billion, respectively, at June 30, 2004 and December 31, 2003. The Company also recognized an interest-only strip of $836 million at both June 30, 2004 and December 31, 2003, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended June 30, 2004 and June 30, 2003, the Company recorded net gains of $1 million and $69 million, respectively, and $1 million and $215 million for the six months of 2004 and 2003, respectively, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At June 30, 2004 and December 31, 2003, the total amount of mortgage and other loan products securitized and outstanding was $132.6 billion and $141.1 billion, respectively. Servicing rights and other retained interests amounted to $3.3 billion and $2.7 billion at June 30, 2004 and December 31, 2003, respectively. The Company recognized gains related to the securitization of mortgages and other assets of $6 million and $185 million during the three months ended June 30, 2004 and 2003, respectively, and $84 million and $321 million during the first six months of 2004 and 2003, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. These non-consolidation conclusions were not changed upon the adoption of FIN 46 (revised December 2003) (FIN 46-R) in the first quarter of 2004. At June 30, 2004 and December 31, 2003, total assets in the unconsolidated conduits were $41 billion and $44 billion, respectively, and liabilities were $41 billion and $44 billion, respectively. One conduit with assets of $409 million at June 30, 2004 and $823 million at December 31, 2003 is consolidated.

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

        See Note 10 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitment as of June 30, 2004 and December 31, 2003. Further details are included in the footnotes.

In millions of dollars	June 30, 2004	December 31, 2003
Financial standby letters of credit and foreign office guarantees	$38,397	$36,065
Performance standby letters of credit and foreign office guarantees	8,794	8,101
Commercial and similar letters of credit	6,550	4,411
One- to four-family residential mortgages	5,033	3,599
Revolving open-end loans secured by one- to four-family residential properties	13,096	14,007
Commercial real estate, construction and land development	1,536	1,322
Credit card lines(1)	749,294	739,162
Commercial and other consumer loan commitments(2)	240,430	221,024

Total	$1,063,130	$1,027,691

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $132 billion and $130 billion with original maturity of less than one year at June 30, 2004 and December 31, 2003, respectively.

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

        The Company's Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and which supplements the Company-wide Code of Conduct.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: the continued improvement in global economic conditions; sovereign or regulatory actions, including actions taken by the Argentine government associated with its anticipated debt restructuring; the credit performance of the portfolios; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect of acquisitions; and the resolution of legal proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003(1)	2004	2003(1)
Interest revenue
Loans, including fees	$10,803	$9,278	$21,578	$18,706
Deposits with banks	144	293	350	556
Federal funds sold and securities purchased under agreements to resell	84	73	196	165
Investments, including dividends	1,387	1,102	2,600	2,306
Trading account assets	498	363	945	731
Loans held-for-sale	199	180	278	437

	13,115	11,289	25,947	22,901

Interest expense
Deposits	2,103	1,852	3,978	3,785
Trading account liabilities	23	12	53	23
Purchased funds and other borrowings	505	421	988	893
Long-term debt	1,080	885	2,001	1,822

	3,711	3,170	7,020	6,523

Net interest revenue	9,404	8,119	18,927	16,378
Benefits, claims, and credit losses
Policyholder benefits and claims	117	148	253	296
Provision for credit losses	1,590	2,184	3,820	4,236

Total benefits, claims, and credit losses	1,707	2,332	4,073	4,532

Net interest revenue after benefits, claims, and credit losses	7,697	5,787	14,854	11,846

Fees, commissions, and other revenue
Fees and commissions	3,467	2,787	6,668	5,490
Foreign exchange	438	930	930	1,837
Trading account	387	(296)	874	(313)
Investment transactions	173	128	285	240
Other revenue	2,645	1,932	4,269	3,256

	7,110	5,481	13,026	10,510

Operating expense
Salaries	2,898	2,658	5,625	5,247
Employee benefits	648	578	1,326	1,157

Total employee and related expenses	3,546	3,236	6,951	6,404
Net premises and equipment	1,091	903	2,015	1,777
Restructuring-related items	—	(1)	(3)	(13)
Other expense	4,110	2,549	7,021	5,015

	8,747	6,687	15,984	13,183

Income before income taxes and minority interest	6,060	4,581	11,896	9,173
Income taxes	1,893	1,323	3,723	2,760
Minority interest, net of income taxes	39	39	112	77

Net income	$4,128	$3,219	$8,061	$6,336

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	June 30, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks	$18,629	$16,707
Deposits at interest with banks	24,745	19,777
Federal funds sold and securities purchased under agreements to resell	14,753	18,797
Trading account assets (including $2,223 and $2,078 pledged to creditors at June 30, 2004 and December 31, 2003, respectively)	85,186	85,681
Investments
Held to maturity	52	54
Available-for-sale (including $11,435 and $10,126 pledged to creditors at June 30, 2004 and December 31, 2003, respectively)	140,014	120,633
Venture capital	3,421	3,605

Total investments	143,487	124,292
Loans held-for-sale	16,205	9,229
Loans, net of unearned income
Consumer	398,558	379,932
Corporate	114,804	99,037

Loans, net of unearned income	513,362	478,969
Allowance for credit losses	(12,715)	(12,643)

Total loans, net	500,647	466,326
Goodwill	27,944	25,302
Intangible assets	13,567	12,924
Premises and equipment, net	8,590	6,514
Interest and fees receivable	5,832	5,075
Other assets	32,641	29,479

Total assets	$892,226	$820,103

Liabilities
Non-interest-bearing deposits in U.S. offices	$31,826	$30,214
Interest-bearing deposits in U.S. offices	153,238	146,713
Non-interest-bearing deposits in offices outside the U.S.	27,549	23,405
Interest-bearing deposits in offices outside the U.S.	314,799	278,162

Total deposits	527,412	478,494
Trading account liabilities	41,394	53,455
Purchased funds and other borrowings	78,532	66,361
Accrued taxes and other expense	10,646	9,985
Long-term debt	114,128	102,234
Other liabilities	33,355	27,780
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,360	40,203
Retained earnings	50,720	43,998
Accumulated other changes in equity from nonowner sources	(4,321)	(2,407)

Total stockholder's equity	86,759	81,794

Total liabilities and stockholder's equity	$892,226	$820,103

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars
	2004	2003
Balance at beginning of period	$81,794	$73,540
Net income	8,061	6,336
Net change in unrealized gains and losses on investment securities, after-tax	(1,045)	490
Net change in foreign currency translation adjustment, after-tax	(563)	(556)
Net change for cash flow hedges, after-tax	(306)	17

Total changes in equity from nonowner sources	6,147	6,287
Dividends paid	(1,339)	(4,110)
Employee benefit plans and other activity	157	(11)

Balance at end of period	$86,759	$75,706

Summary of changes in equity from nonowner sources
Net income	$8,061	$6,336
Other changes in equity from nonowner sources	(1,914)	(49)

Total changes in equity from nonowner sources	$6,147	$6,287

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars
	2004	2003
Cash flows from operating activities
Net income	$8,061	$6,336
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for credit losses	3,820	4,236
Depreciation and amortization of premises and equipment	758	616
Restructuring-related items	(3)	(13)
Venture capital activity	184	(32)
Net gain on sale of securities	(285)	(240)
Changes in accruals and other, net	368	1,368
Net increase in loans held for sale	(6,976)	(365)
Net decrease (increase) in trading account assets	1,541	(3,512)
Net decrease in trading account liabilities	(12,569)	(1,540)

Total adjustments	(13,162)	518

Net cash (used in) provided by operating activities	(5,101)	6,854

Cash flows from investing activities
Net increase in deposits at interest with banks	(3,031)	(2,375)
Securities—available for sale and short-term and other
Purchases	(98,024)	(99,879)
Proceeds from sales	57,544	50,259
Maturities	25,380	37,337
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	4,478	(7,510)
Net increase in loans	(19,932)	(8,270)
Proceeds from sales of loans	6,709	10,533
Business acquisitions	(2,935)	—
Capital expenditures on premises and equipment	(1,279)	(752)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	2,313	559

Net cash used in investing activities	(28,777)	(20,098)

Cash flows from financing activities
Net increase in deposits	26,670	17,928
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	5,962	(2,235)
Net increase in commercial paper and funds borrowed	755	2,096
Proceeds from issuance of long-term debt	14,023	14,190
Repayment of long-term debt	(10,176)	(11,637)
Dividends paid	(1,339)	(4,110)

Net cash provided by financing activities	35,895	16,232

Effect of exchange rate changes on cash and due from banks	(95)	209

Net increase in cash and due from banks	1,922	3,197
Cash and due from banks at beginning of period	16,707	13,724

Cash and due from banks at end of period	$18,629	$16,921

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,802	$5,522
Income taxes	2,498	2,329
Non-cash investing activities:
Transfers to repossessed assets	$439	$543

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	June 30, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks	$16,044	$13,330
Deposits at interest with banks	23,432	19,426
Federal funds sold and securities purchased under agreements to resell	12,623	16,869
Trading account assets (including $84 and $258 pledged to creditors at June 30, 2004 and December 31, 2003, respectively)	79,265	79,871
Investments
Held to maturity	47	47
Available-for-sale (including $2,270 and $1,043 pledged to creditors at June 30, 2004 and December 31, 2003, respectively)	105,101	86,700
Venture capital	511	435

Total investments	105,659	87,182
Loans held-for-sale	6,397	2,940
Loans, net of unearned income	359,136	324,477
Allowance for credit losses	(8,966)	(8,709)

Total loans, net	350,170	315,768
Goodwill	8,787	6,610
Intangible assets	9,682	9,184
Premises and equipment, net	5,939	3,964
Interest and fees receivable	4,382	3,791
Other assets	25,863	23,188

Total assets	$648,243	$582,123

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,983	$22,372
Interest-bearing deposits in U.S. offices	96,847	91,860
Non-interest-bearing deposits in offices outside the U.S.	22,549	18,499
Interest-bearing deposits in offices outside the U.S.	284,516	248,504

Total deposits	426,895	381,235
Trading account liabilities	41,394	52,718
Purchased funds and other borrowings	57,974	42,479
Accrued taxes and other expense	7,813	7,599
Long-term debt and subordinated notes	40,328	32,779
Other liabilities	23,558	19,360
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	25,775	24,831
Retained earnings	23,787	19,515
Accumulated other changes in equity from nonowner sources(1)	(1,982)	(1,094)

Total stockholder's equity	50,281	45,953

Total liabilities and stockholder's equity	$648,243	$582,123

(1)
Amounts at June 30, 2004 and December 31, 2003 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($256) million and $201 million, respectively, for foreign currency translation of ($2.255) billion and ($2.028) billion, respectively, and for cash flow hedges of $529 million and $733 million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three-and six-month period ended June 30, 2004 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2003 Annual Report on Form 10-K.

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

2.     Accounting Changes

Consolidation of Variable Interest Entities

        On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has determined that in accordance with FIN 46-R, the multi-seller finance companies administered by the Company should continue to not be consolidated. However, the trust preferred security vehicles are now deconsolidated. The cumulative effect of adopting FIN 46-R was an increase to assets and liabilities of approximately $1.1 billion, primarily due to certain structured finance transactions.

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

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46-R for non registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected by the end of 2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46, but are not consolidated.

        See Note 10 to the Consolidated Financial Statements.

Accounting for Loan Commitments Accounted For As Derivatives

        On April 1, 2004, the Company adopted the SEC's Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. The impact of implementing SAB 105 across all of the Company's businesses was a delay in recognition of $35 million pretax in the second quarter 2004.

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citicorp revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was approximately $36 million pretax reduction in revenue across all of the Company's businesses during the first six months of 2004. This revenue will be recognized over the life of the transactions.

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

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, under SFAS 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the binomial method. The impact of this change was immaterial.

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

Future Application of Accounting Standards

Other-Than-Temporary Impairments of Certain Investments

        On March 31, 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," (EITF 03-1) which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The Company is evaluating the impact of adopting EITF 03-1 and has not yet completed this analysis.

Postretirement Benefits

        In May 2004, FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. If a plan is determined to be actuarially equivalent to Medicare Part D, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their interim and annual financial statements for periods beginning after June 15, 2004. Plan sponsors who initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption.

        Under FSP FAS 106-1, the Company elected to defer the accounting for the effects of the Act. However, Citigroup believes that its plans are eligible for the subsidy and has decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

3.     Business Developments and Combinations

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.3% of KorAm's outstanding shares for a total of KRW 3.07 trillion ($2.73 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. In the 2004 fourth quarter, Citigroup plans to merge its Citibank Korea Branch into KorAm. On June 25, 2004, the union employees of KorAm initiated a strike that was settled on July 12, 2004. Approximately 70% of KorAm's workers were out during that time resulting in the temporary closure of 170 of its branches. The operations of KorAm were integrated into the businesses of Citicorp.

Acquisition of Principal Residential Mortgage, Inc.

        On July 1, 2004, Citigroup completed the acquisition of Principal Residential Mortgage, Inc. (PRMI) from Acquire Principal Residential Mortgage, Inc. for $1.3 billion in cash. PRMI, one of the largest independent mortgage servicers in the United States, originates, purchases, sells and services home loans, consisting primarily of conventional, conforming, fixed-rate prime mortgages.

        The transaction includes approximately $6.6 billion in assets and also includes $137 million of franchise premium, subject to the finalization of the purchase price allocation. The operations of PRMI will be integrated into the businesses of Citicorp.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The operations of WMF were integrated into the businesses of Citicorp.

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

Goodwill and Intangible Assets

        During the second quarter of 2004, the Company recorded approximately $2.2 billion of goodwill, $170 million of customer relationship intangibles, $81 million of core deposit intangibles and $41 million of other intangibles in connection with the KorAm acquisition. In the first quarter of 2004, the Company recorded approximately $890 million of goodwill and $140 million of customer relationship intangibles for the WMF acquisition. Subsequently, $130 million of the WMF goodwill was reclassed during the 2004 second quarter to establish a deferred tax asset. The Company also recorded in the first quarter of 2004, approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio. The goodwill and intangible amounts associated with these acquisitions are subject to the finalization of the purchase price allocations.

        All identifiable intangible assets associated with these acquisitions are being amortized over a period of seven to twenty years. The Company's intangible assets amortization expense was $334 million and $284 million for the three months ended June 30, 2004 and 2003, and $653 million and $572 million for the six months ended June 30, 2004 and 2003, respectively.

        For the quarter and six months ended June 30, 2004 and 2003 no goodwill was impaired or written off.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)		Identifiable Assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							June 30, 2004	Dec. 31, 2003(2)
	2004	2003(2)	2004	2003(2)	2004	2003(2)
Global Consumer	$11,543	$9,424	$1,441	$931	$2,935	$2,106	$477	$444
Global Corporate and Investment Bank	3,586	2,881	243	267	739	835	347	312
Global Investment Management	793	834	76	64	176	180	52	50
Proprietary Investment Activities	455	168	119	46	238	43	7	7
Corporate/Other	137	293	14	15	40	55	9	7

Total	$16,514	$13,600	$1,893	$1,323	$4,128	$3,219	$892	$820

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)
	Six Months Ended June 30,
In millions of dollars
	2004	2003(2)	2004	2003(2)	2004	2003(2)
Global Consumer	$22,511	$18,694	$2,572	$1,906	$5,373	$4,097
Global Corporate and Investment Bank	6,578	5,717	735	606	1,896	1,767
Global Investment Management	1,751	1,585	174	115	405	341
Proprietary Investment Activities	587	257	145	62	252	55
Corporate/Other	526	635	97	71	135	76

Total	$31,953	$26,888	$3,723	$2,760	$8,061	$6,336

(1)
Results in the 2004 second quarter and six-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $4.3 billion, respectively, in Global Corporate and Investment Bank of ($347) million and ($407) million, respectively, and in Global Investment Management of $75 million and $169 million, respectively. Proprietary Investment Activities recorded a pretax credit of ($1) million for both periods. The 2003 second quarter and six-month period results reflects pretax provisions (credits) for benefits, claims and credit losses in Global Consumer of $1.9 billion and $3.9 billion, respectively, in Global Corporate and Investment Bank of $298 million and $414 million, respectively, and in Global Investment Management of $100 million and $197 million, respectively. Proprietary Investment Activities recorded a provision of $1 million for both periods of 2003 and Corporate and Other recorded a credit of ($2) million for both periods of 2003.

(2)
Reclassified to conform to the current period's presentation.

5.     Investments

In millions of dollars	June 30, 2004	December 31, 2003
Fixed maturities, primarily available-for-sale at fair value	$134,928	$115,604
Equity securities, primarily at fair value	4,903	4,720
Venture capital, at fair value	3,421	3,605
Short-term and other	235	363

	$143,487	$124,292

        The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2004 and December 31, 2003 were as follows:

		June 30, 2004			December 31, 2003(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$52	$—	$—	$52	$54	$54

Fixed maturity securities available-for-sale
U.S. Treasury and Federal agencies	45,284	139	573	44,850	40,868	41,010
State and municipal	8,337	338	72	8,603	7,557	8,113
Foreign government	54,229	359	370	54,218	43,500	44,119
U.S. corporate	10,209	110	254	10,065	8,240	8,064
Other debt securities	17,072	122	54	17,140	14,120	14,244

	135,131	1,068	1,323	134,876	114,285	115,550

Total fixed maturities	$135,183	$1,068	$1,323	$134,928	$114,339	$115,604

Equity securities(3)	$4,710	$230	$37	$4,903	$4,558	$4,720

(1)
At December 31, 2003, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.018 billion and $591 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Six Months Ended June 30,
In millions of dollars
	2004	2003
Net realized investment gains (losses)	$71	$156
Gross unrealized gains	474	246
Gross unrealized (losses)	(262)	(195)

Net realized and unrealized gains (losses)	$283	$207

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	June 30, 2004	December 31, 2003
Trading account assets
U.S. Treasury and Federal agency securities	$5,429	$7,583
Foreign government securities, corporate and other debt securities	40,361	31,929
Derivative and other contractual commitments(1)	39,396	46,169

Total trading account assets	$85,186	$85,681

Trading account liabilities
Securities sold, not yet purchased	$6,841	$6,682
Derivative and other contractual commitments(1)	34,553	46,773

Total trading account liabilities	$41,394	$53,455

(1)
Net of master netting agreements.

7.     Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2004	2003	Total
Original charges	$1	$—	$1

Acquisitions during:(1)
Second quarter 2004	33	—	33
First quarter 2004	21	—	21
2003	—	82	82

	54	82	136

Utilization during:(2)
Second quarter 2004	(15)	(26)	(41)
First quarter 2004	—	—	—
2003	—	—	—

	(15)	(26)	(41)

Other	—	—	—

Balance at June 30, 2004	$40	$56	$96

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During the first six months of 2004, Citicorp recognized $1 million of restructuring charges for WMF and $54 million in the purchase price allocations of WMF and KorAm.

        Of the $54 million, $33 million was recorded in the second quarter of 2004 as a liability in the purchase price allocation of KorAm for the integration of its operations. This restructuring initiative is expected to be substantially implemented over the next 12 months.

        In addition, $21 million was recognized in the first quarter of 2004 as a liability in the purchase price allocation of WMF for the integration of its operations and operating platforms within the Global Consumer businesses. Of the $21 million, $4 million was related to employee severance and $17 million related to exiting leasehold and other contractual obligations.

        Through June 30, 2004, the 2004 restructuring reserve utilization was $15 million (of which $2 million was related to severance, $2 million related to leasehold and other exit costs which have been paid in cash, and $11 million is legally obligated), and approximately 100 gross staff positions have been eliminated in connection with the WMF acquisition.

        During 2003, Citicorp recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million was related to employee severance and $35 million was related to exiting leasehold and other contractual obligations. Through June 30, 2004, the 2003 restructuring reserve utilization was $26 million, which included $7 million of severance paid in cash and $19 million is legally obligated. Through June 30, 2004, approximately 1,700 gross staff positions have been eliminated under this program.

        Restructuring-related items included in the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Restructuring charges	$—	$—	$1	$—
Changes in estimates	—	(1)	(4)	(13)

Total restructuring-related items	$—	$(1)	$(3)	$(13)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates are attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. There were no changes in estimates during the second quarter of 2004. There was a reduction of prior restructuring initiative of $4 million, offset by the $1 million restructuring charge for WMF during the 2004 first quarter. Changes in estimates during the first and second quarters of 2003 resulted in a reduction of reserves for prior restructuring initiatives of $12 million and $1 million, respectively.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citicorp's 2003 Annual Report on Form 10-K.

8.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and six-month periods ended March 31, 2004 and June 30, 2004 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2003	$948	$(4,234)	$879	$(2,407)
Increase in net unrealized gains on investment securities, after-tax(1)	377	—	—	377
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(73)	—	—	(73)
Foreign currency translation adjustment, after-tax(1)	—	90	—	90
Cash flow hedges, after-tax	—	—	(169)	(169)

Current period change	304	90	(169)	225

Balance, March 31, 2004	$1,252	$(4,144)	$710	$(2,182)
Decrease in net unrealized gains on investment securities, after-tax(2)	(1,236)	—	—	(1,236)
Less: Reclassification adjustment for gains included in net income, after-tax(2)	(113)	—	—	(113)
Foreign currency translation adjustment, after-tax(3)	—	(653)	—	(653)
Cash flow hedges, after-tax	—	—	(137)	(137)

Current period change	(1,349)	(653)	(137)	(2,139)

Balance, June 30, 2004	$(97)	$(4,797)	$573	$(4,321)

(1)
Primarily due to a decrease in market interest rates and incremental purchases of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(2)
Primarily due to an increase in market interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(3)
Reflects, among other items, the weakening of the Mexican peso against the U.S. dollar.

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(235)	$90	$(308)	$87
Net gain (loss) excluded from assessment of effectiveness(1)	181	(83)	351	(112)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	11	(11)	14	(15)
Net gain excluded from assessment of effectiveness(1)	—	2	—	2
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$209	$(789)	$115	$(970)

(1)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three-and six-month periods ended June 30, 2004 and 2003 can be summarized as follows (after-tax):

In millions of dollars	2004	2003
Balance at January 1,	$879	$1,454
Net gain (loss) from cash flow hedges	8	(28)
Net amounts reclassified to earnings	(177)	(164)

Balance at March 31,	$710	$1,262
Net gain (loss) from cash flow hedges	(11)	429
Net amounts reclassified to earnings	(126)	(220)

Balance at June 30,	$573	$(1,471)

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$3.7	$14.1	$0.3	$2.5	$11.0	$0.2
Proceeds from collections reinvested in new receivables	38.7	—	—	35.4	—	—
Servicing fees received	0.4	0.1	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.3	—	—	1.0	—	—

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$6.5	$25.0	$0.3	$9.6	$19.7	$0.4
Proceeds from collections reinvested in new receivables	77.1	—	—	69.1	—	—
Servicing fees received	0.7	0.3	—	0.6	0.1	—
Cash flows received on retained interests and other net cash flows	2.5	—	—	2.0	—	—

(1)
Other includes auto loans and other assets.

        The Company recognized gains (losses) on securitizations of mortgages of ($27) million and $168 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $51 million and $298 million during the first six months of 2004 and 2003, respectively. In the second quarter and first six months of 2004 the Company recorded gains of $1 million and $1 million, respectively, and $69 million and $215 million, respectively, during the second quarter and first six months of 2003 related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the second quarter of 2004 and 2003 were $33 million and $17 million, respectively, and $33 million and $23 during the first six months of 2004 and 2003, respectively.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended June 30, 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other
Discount rate	10.0%	9.8%
Constant prepayment rate	15.0% to 17.5%	4.6%
Anticipated net credit losses	5.6% to 10.0%	8.1%

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

        At June 30, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at June 30, 2004:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 10.0%
Mortgages and other	8.8%	12.7%	6.3%
Auto loans	15.0%	21.8% to 23.0%	13.2% to 15.6%
In millions of dollars			June 30, 2004
Carrying value of retained interests			$5,169
Discount rate
+10%			$(167)
+20%			$(251)

Constant prepayment rate
+10%			$(346)
+20%			$(582)

Anticipated net credit losses
+10%			$(290)
+20%			$(502)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2004 and December 31, 2003, and credit losses, net of recoveries, for the three-month and six-month periods ended June 30, 2004 and 2003.

Credit Card Receivables

In billions of dollars	June 30, 2004	December 31, 2003
Principal amounts, at period end:
Total managed	$154.4	$158.4
Securitized amounts	(76.4)	(76.1)
Loans held-for-sale	(6.3)	—

On-balance sheet	$71.7	$82.3

In millions of dollars
Delinquencies, at period end:
Total managed	$2,808	$3,392
Securitized amounts	(1,222)	(1,421)
Loans held-for-sale	(133)	—

On-balance sheet	$1,453	$1,971

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Credit losses, net of recoveries:
Total managed	$2,373	$1,887	$4,927	$3,719
Securitized amounts	(1,244)	(1,159)	(2,569)	(2,183)
Loans held-for-sale	(46)	(49)	(46)	(127)

On-balance sheet	$1,083	$679	$2,312	$1,409

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $2.469 billion, $1.980 billion and $1.086 billion at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2004	2003	2004	2003
Balance, beginning of period	$1,904	$1,530	$1,980	$1,632
Originations	212	128	346	331
Purchases	—	—	197	—
Amortization	(113)	(134)	(209)	(259)
Gain (loss) on change in MSR value(1)	223	(173)	6	(191)
Provision for impairment(2)(3)	243	(265)	149	(427)

Balance, end of period	$2,469	$1,086	$2,469	$1,086

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $616 million, $859 million and $765 million at June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and $910 million, $1.475 billion and $1.313 billion at June 30, 2003, March 31, 2003 and December 31, 2002, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	June 30, 2004	December 31, 2003
Cash	$0.6	$0.2
Trading account assets	11.7	10.8
Investments	5.3	8.0
Loans	8.1	6.7
Other assets	0.8	1.4

Total assets of consolidated VIEs	$26.5	$27.1

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.1 billion related to VIEs newly-consolidated as a result of adopting FIN 46-R as of January 1, 2004 and $1.0 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $26.5 billion and $27.1 billion of total assets of VIEs consolidated by the Company at June 30, 2004 and December 31, 2003, respectively, $20.4 billion and $20.1 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $4.1 billion and $5.6 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $2.0 billion and $0.6 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. In addition, at December 31, 2003, $0.8 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company. In accordance with FIN 46-R, the trust preferred securities had been deconsolidated at March 31, 2004.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $780 million during the first quarter of 2004. The Company's liabilities to these trusts are included in long-term debt at June 30, 2004 and December 31, 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At June 30, 2004 and December 31, 2003, total assets in unconsolidated conduits were $41.0 billion and $44.3 billion, respectively. One conduit with assets of $409 million and $823 million is consolidated at June 30, 2004 and December 31, 2003, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $55.2 billion and $65.5 billion at June 30, 2004 and December 31, 2003, respectively, including $7.4 billion and $6.4 billion in investment-related transactions, $1.8 billion and $0.5 billion in CDO-type transactions, and $45.2 billion and $58.2 billion in structured finance and other transactions. Also included in the total unconsolidated VIEs were $0.8 billion in trust preferred securities at June 30, 2004, and $0.4 billion in mortgage-related transactions at December 31, 2003.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $42.4 billion at June 30, 2004. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 12 to the Consolidated Financial Statements.

11.   Retirement Benefits

Retirement Benefits

        Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        Citicorp participates with affiliated companies in the Citigroup U.S. pension plans that resulted in net expense of $64 million and $26 million for the quarters ended June 30,2004 and 2003, respectively, and $128 million and $52 million for the first six months of 2004 and 2003, respectively. Citicorp's allocated share of the net expense was $18 million and $4 million for the quarters ended June 30, 2004 and 2003, respectively, and $36 million and $8 million for the first six months of 2004 and 2003, respectively.

        The Company also has various defined benefit pension and termination indemnity plans covering employees outside the United States which resulted in net expense of $34 million and $68 million in the second quarter and first six months of 2004, respectively, and $34 million and $68 million for the second quarter and first six months of 2003, respectively.

        The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $11 million and $11 million for the three months ended June 30, 2004 and 2003, respectively, and $22 million and $22 million for the six months ended June 30, 2004 and 2003, respectively.

        The Company's retirement benefit plans are described in more detail in Citigroup's 2003 Annual Report on Form 10-K.

12.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at June 30, 2004 and December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at June 30, 2004 and December 31, 2003:

	June 30, 2004
In billions of dollars except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$29.3	$9.1	$38.4	$38.4	$130.1
Performance guarantees	5.2	3.6	8.8	8.8	7.3
Derivative instruments	16.0	136.1	152.1	152.1	10,018.1
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	2.4	2.4	2.4	31.0
Securities lending indemnifications(1)	54.4	—	54.4	54.4	—
Credit card merchant processing(1)	27.1	—	27.1	27.1	—
Custody indemnifications(1)	—	15.9	15.9	15.9	—

Total	$132.0	$167.2	$299.2	$299.2	$10,186.5

	December 31, 2003
In billions of dollars except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$18.3	$17.8	$36.1	$36.1	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	20.7	89.7	110.4	110.4	12,411.8
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.0	$130.7	$252.7	$252.7	$12,598.3

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

        At June 30, 2004 and December 31, 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $299.2 billion and $252.7 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citicorp's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis as the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citicorp may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At June 30, 2004 and December 31, 2003, respectively, the Company held as collateral approximately $9 million and $26 million, respectively, of merchant escrow deposits and also had $107 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At June 30, 2004 and December 31, 2003, this maximum potential exposure was estimated to be $27.1 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience.

        At June 30, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2004, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2004 or December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At June 30, 2004 and December 31, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $10.2 billion and $12.6 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at June 30, 2004 and December 31, 2003, other liabilities includes an allowance for credit losses of $600 million, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.4 billion and $38.3 billion at June 30, 2004 and December 31, 2003, respectively. Securities and other marketable assets held as collateral amounted to $29.5 billion and $29.6 billion and letters of credit in favor of the Company held as collateral amounted to $1.8 billion and $1.5 billion at June 30, 2004 and December 31, 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

13.   Contingencies

        For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. On May 10, 2004, at the time of Citigroup's settlement of the WorldCom class action lawsuit, Citigroup announced that it had reevaluated its reserves and that it was taking a charge of $4.95 billion after-tax to cover the cost of resolving numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities described in (ii) above. As part of the reevaluation of reserves described above, Citicorp increased its reserve for these transactions and activities by approximately $1.4 billion pretax. The Company's litigation reserve is $2.0 billion on a pretax basis at June 30, 2004.

        The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

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

14.   Related Party Balances

        The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading deposits, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

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

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of June 30, 2004 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility agreement). At June 30, 2004, this requirement was exceeded by approximately $66.4 billion. Citicorp also has guaranteed various debt obligations of Associates and CCC.

Condensed Consolidating Statement of Income (Unaudited)

	Three Months Ended June 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$113	$—	$—	$—	$(113)	$—
Interest from subsidiaries	374	—	—	(374)	—	—
Interest on loans, including fees—third party	—	1,850	2,123	8,680	(1,850)	10,803
Interest on loans, including fees—intercompany	—	1	18	(18)	(1)	—
Other interest revenue	—	40	51	2,261	(40)	2,312
Fees, commissions and other revenue—third party	1	172	194	6,915	(172)	7,110
Fees, commissions and other revenue—intercompany	—	8	6	(6)	(8)	—

	488	2,071	2,392	17,458	(2,184)	20,225

Expense
Interest on other borrowed funds—third party	571	—	10	(53)	—	528
Interest on other borrowed funds—intercompany	—	67	2	(2)	(67)	—
Interest and fees paid to subsidiaries	7	—	—	(7)	—	—
Interest on long-term debt—third party	—	72	197	883	(72)	1,080
Interest on long-term debt—intercompany	—	407	353	(353)	(407)	—
Interest on deposits	—	2	3	2,100	(2)	2,103
Benefits, claims and credit losses	—	505	555	1,152	(505)	1,707
Other expense—third party	9	489	539	8,199	(489)	8,747
Other expense—intercompany	—	33	39	(39)	(33)	—

	587	1,575	1,698	11,880	(1,575)	14,165

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	(99)	496	694	5,578	(609)	6,060
Income taxes (benefits)	(192)	214	286	1,799	(214)	1,893
Minority interest, net of income taxes	—	—	—	39	—	39
Equity in undistributed income of subsidiaries	4,035	—	—	—	(4,035)	—

Net income	$4,128	$282	$408	$3,740	$(4,430)	$4,128

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income (Unaudited)

	Three Months Ended June 30, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$2,285	$—	$—	$—	$(2,285)	$—
Interest from subsidiaries	352	—	—	(352)	—	—
Interest on loans, including fees—third party	—	1,684	1,970	7,308	(1,684)	9,278
Interest on loans, including fees—intercompany	—	48	(3)	3	(48)	—
Other interest revenue	—	36	55	1,956	(36)	2,011
Fees, commissions and other revenue—third party	—	169	224	5,257	(169)	5,481
Fees, commissions and other revenue—intercompany	—	12	13	(13)	(12)	—

	2,637	1,949	2,259	14,159	(4,234)	16,770

Expense
Interest on other borrowed funds—third party	440	—	12	(19)	—	433
Interest on other borrowed funds—intercompany	—	84	4	(4)	(84)	—
Interest and fees paid to subsidiaries	17	—	—	(17)	—	—
Interest on long-term debt—third party	—	57	278	607	(57)	885
Interest on long-term debt—intercompany	—	457	259	(259)	(457)	—
Interest on deposits	—	3	3	1,849	(3)	1,852
Benefits, claims and credit losses	—	462	547	1,785	(462)	2,332
Other expense—third party	10	431	547	6,130	(431)	6,687
Other expense—intercompany	—	—	7	(7)	—	—

	467	1,494	1,657	10,065	(1,494)	12,189

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	2,170	455	602	4,094	(2,740)	4,581
Income taxes (benefits)	(171)	169	231	1,263	(169)	1,323
Minority interest, net of income taxes	—	—	—	39	—	39
Equity in undistributed income of subsidiaries	878	—	—	—	(878)	—

Net income	$3,219	$286	$371	$2,792	$(3,449)	$3,219

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income (Unaudited)

	Six Months Ended June 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$147	$—	$—	$—	$(147)	$—
Interest from subsidiaries	741	—	—	(741)	—	—
Interest on loans, including fees—third party	—	3,690	4,253	17,325	(3,690)	21,578
Interest on loans, including fees—intercompany	—	1	36	(36)	(1)	—
Other interest revenue	—	82	101	4,268	(82)	4,369
Fees, commissions and other revenue—third party	314	344	402	12,310	(344)	13,026
Fees, commissions and other revenue—intercompany	—	10	12	(12)	(10)	—

	1,202	4,127	4,804	33,114	(4,274)	38,973

Expense
Interest on other borrowed funds—third party	1,085	1	22	(66)	(1)	1,041
Interest on other borrowed funds—intercompany	—	204	4	(4)	(204)	—
Interest and fees paid to subsidiaries	26	—	—	(26)	—	—
Interest on long-term debt—third party	—	140	423	1,578	(140)	2,001
Interest on long-term debt—intercompany	—	738	685	(685)	(738)	—
Interest on deposits	—	5	6	3,972	(5)	3,978
Benefits, claims and credit losses	—	1,035	1,152	2,921	(1,035)	4,073
Other expense—third party	9	971	1,120	14,855	(971)	15,984
Other expense—intercompany	—	54	68	(68)	(54)	—

	1,120	3,148	3,480	22,477	(3,148)	27,077

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	82	979	1,324	10,637	(1,126)	11,896
Income taxes (benefits)	(128)	358	483	3,368	(358)	3,723
Minority interest, net of income taxes	—	—	—	112	—	112
Equity in undistributed income of subsidiaries	7,851	—	—	—	(7,851)	—

Net income	$8,061	$621	$841	$7,157	$(8,619)	$8,061

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Income Statement (Unaudited)

	Six Months Ended June 30, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$4,884	$—	$—	$—	$(4,884)	$—
Interest from subsidiaries	704	—	—	(704)	—	—
Interest on loans, including fees—third party	1	3,393	3,956	14,749	(3,393)	18,706
Interest on loans, including fees—intercompany	—	115	42	(42)	(115)	—
Other interest revenue	—	72	110	4,085	(72)	4,195
Fees, commissions and other revenue—third party	4	340	439	10,067	(340)	10,510
Fees, commissions and other revenue—intercompany	—	16	18	(18)	(16)	—

	5,593	3,936	4,565	28,137	(8,820)	33,411

Expense
Interest on other borrowed funds—third party	873	—	25	18	—	916
Interest on other borrowed funds—intercompany	—	113	4	(4)	(113)	—
Interest and fees paid to subsidiaries	26	—	—	(26)	—	—
Interest on long-term debt—third party	—	115	563	1,259	(115)	1,822
Interest on long-term debt—intercompany	—	966	574	(574)	(966)	—
Interest on deposits	—	6	7	3,778	(6)	3,785
Benefits, claims and credit losses	—	922	1,081	3,451	(922)	4,532
Other expense—third party	22	881	1,119	12,042	(881)	13,183
Other expense—intercompany	—	—	11	(11)	—	—

	921	3,003	3,384	19,933	(3,003)	24,238

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	4,672	933	1,181	8,204	(5,817)	9,173
Income taxes (benefits)	(220)	339	432	2,548	(339)	2,760
Minority interest, net of income taxes	—	—	—	77	—	77
Equity in undistributed income of subsidiaries	1,444	—	—	—	(1,444)	—

Net income	$6,336	$594	$749	$5,579	$(6,922)	$6,336

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Balance Sheet (Unaudited)

	June 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$349	$525	$18,104	$(349)	$18,629
Cash and due from banks—intercompany	5	98	124	(129)	(98)	—
Deposits at interest with banks—third party	—	—	—	24,745	—	24,745
Deposits at interest with banks—intercompany	3,349	—	—	(3,349)	—	—
Investments	56	2,978	3,860	139,571	(2,978)	143,487
Loans, net of unearned income—third party	1,148	65,707	75,538	436,676	(65,707)	513,362
Loans, net of unearned income—intercompany	—	4,757	4,631	(4,631)	(4,757)	—
Allowance for credit losses	—	(1,159)	(1,352)	(11,363)	1,159	(12,715)

Total loans, net	1,148	69,305	78,817	420,682	(69,305)	500,647
Advances to subsidiaries	43,404	—	—	(43,404)	—	—
Investments in subsidiaries	98,107	—	—	—	(98,107)	—
Other assets—third party	1,903	5,716	9,521	193,294	(5,716)	204,718
Other assets—intercompany	—	14	59	(59)	(14)	—

Total assets	$147,972	$78,460	$92,906	$749,455	$(176,567)	$892,226

Liabilities and stockholder's equity
Deposits	$—	$1,068	$1,307	$526,105	$(1,068)	$527,412
Purchased funds and other borrowings—third party	12,272	116	1,358	64,902	(116)	78,532
Purchased funds and other borrowings—intercompany	—	9,058	1,708	(1,708)	(9,058)	—
Long-term debt—third party	47,154	7,450	19,020	47,954	(7,450)	114,128
Long-term debt—intercompany	—	47,829	59,734	(59,734)	(47,829)	—
Advances from subsidiaries	947	—	—	(947)	—	—
Other liabilities—third party	670	2,225	3,279	81,446	(2,225)	85,395
Other liabilities—intercompany	170	708	256	(426)	(708)	—
Stockholder's equity	86,759	10,006	6,244	91,863	(108,113)	86,759

Total liabilities and stockholder's equity	$147,972	$78,460	$92,906	$749,455	$(176,567)	$892,226

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

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash (used in) provided by operating activities	$(94)	$1,194	$3,094	$(8,101)	$(1,194)	$(5,101)

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	—	(1,219)	(1,280)	(96,744)	1,219	(98,024)
Proceeds from sales	33	1,091	1,170	56,341	(1,091)	57,544
Maturities	—	223	283	25,097	(223)	25,380
Changes in investments and advances — intercompany	2,435	(639)	(312)	(2,123)	639	—
Net increase in loans	(1,148)	(7,358)	(7,457)	(11,327)	7,358	(19,932)
Proceeds from sales of loans	—	—	—	6,709	—	6,709
Business acquisitions	—	—	—	(2,935)	—	(2,935)
Other investing activities	—	—	(1,362)	3,843	—	2,481

Net cash provided by (used in) investing activities	1,320	(7,902)	(8,958)	(21,139)	7,902	(28,777)

Cash flows from financing activities
Net increase in deposits	—	59	—	26,670	(59)	26,670
Net change in purchased funds and other borrowings — third party	1,181	(1)	(368)	5,904	1	6,717
Net change in purchased funds, other borrowings and advances — intercompany	(268)	(1,416)	4,804	(4,536)	1,416	—
(Repayments of) proceeds from long-term debt — third party, net	(807)	656	1,361	3,293	(656)	3,847
Proceeds from issuance of long-term debt — intercompany, net	—	7,400	—	—	(7,400)	—
Dividends paid	(1,339)	—	—	—	—	(1,339)

Net cash (used in) provided by financing activities	(1,233)	6,698	5,797	31,331	(6,698)	35,895

Effect of exchange rate changes on cash and due from banks	—	—	—	(95)	—	(95)

Net (decrease) increase in cash and due from banks	(7)	(10)	(67)	1,996	10	1,922
Cash and due from banks at beginning of period	12	457	716	15,979	(457)	16,707

Cash and due from banks at end of period	$5	$447	$649	$17,975	$(447)	$18,629

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$391	$1,285	$1,495	$2,916	$(1,285)	$4,802
Income taxes	1,677	349	349	472	(349)	2,498
Non-cash investing activities:
Transfers to repossessed assets	—	570	570	(131)	(570)	439
Capital contributions to subsidiaries	233	—	—	(233)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$3,382	$2,288	$1,439	$2,033	$(2,288)	$6,854

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	(2)	(1,161)	(1,306)	(98,571)	1,161	(99,879)
Proceeds from sales	273	900	925	49,061	(900)	50,259
Maturities	—	217	217	37,120	(217)	37,337
Changes in investments and advances — intercompany	(4,225)	328	—	4,225	(328)	—
Net increase in loans	—	(1,670)	(1,679)	(6,591)	1,670	(8,270)
Proceeds from sales of loans	—	—	—	10,533	—	10,533
Other investing activities	—	—	778	(10,856)	—	(10,078)

Net cash (used in) provided by investing activities	(3,954)	(1,386)	(1,065)	(15,079)	1,386	(20,098)

Cash flows from financing activities
Net (decrease) increase in deposits	—	(20)	—	17,928	20	17,928
Net change in purchased funds and other borrowings — third party	(3,285)	(30)	(343)	3,489	30	(139)
Net change in purchased funds, other borrowings and advances — intercompany	(1,218)	2,096	1,894	(676)	(2,096)	—
Proceeds from (repayments of) long-term debt — third-party, net	9,172	(8,578)	(1,939)	(4,680)	8,578	2,553
Proceeds from issuance of long-term debt — Intercompany, net	—	5,691	—	—	(5,691)	—
Dividends paid	(4,110)	—	—	—	—	(4,110)
Contributions from parent company	—	(38)	—	—	38	—

Net cash provided by (used in) financing activities	559	(879)	(388)	16,061	879	16,232

Effect of exchange rate changes on cash and due from banks	—	—	—	209	—	209

Net (decrease) increase in cash and due from banks	(13)	23	(14)	3,224	(23)	3,197
Cash and due from banks at beginning of period	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of period	$9	$553	$835	$16,077	$(553)	$16,921

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$648	$1,635	$1,817	$3,057	$(1,635)	$5,522
Income taxes	1,042	246	565	722	(246)	2,329
Non-cash investing activities:
Transfers to repossessed assets	—	565	290	253	(565)	543
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	4,000	(4,664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

FINANCIAL DATA SUPPLEMENT (UNAUDITED)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Quarterly(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003
Assets
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$280,436	$276,258	$238,744	$5,994	$6,352	$5,080	8.60	9.25	8.53
In offices outside the U.S.(6)	113,462	105,992	94,201	3,020	2,898	2,636	10.71	11.00	11.22

Total consumer loans	393,898	382,250	332,945	9,014	9,250	7,716	9.20	9.73	9.30

Corporate loans
In U.S. offices
Commercial and industrial	14,163	15,228	19,731	204	188	237	5.79	4.97	4.82
Lease financing	2,020	1,932	1,997	29	35	35	5.77	7.29	7.03
Mortgage and real estate	96	25	299	1	1	3	4.19	16.09	4.02
In offices outside the U.S.(6)	92,510	81,698	82,762	1,555	1,301	1,287	6.76	6.40	6.24

Total corporate loans	108,789	98,883	104,789	1,789	1,525	1,562	6.61	6.20	5.98

Total loans	502,687	481,133	437,734	10,803	10,775	9,278	8.64	9.01	8.50

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	6,193	6,818	3,803	14	15	11	0.91	0.88	1.16
In offices outside the U.S.(6)	12,164	15,062	6,971	70	97	62	2.31	2.59	3.57

Total	18,357	21,880	10,774	84	112	73	1.84	2.06	2.72

Investments
In U.S. offices
Taxable	55,262	54,349	59,200	396	415	391	2.88	3.07	2.65
Exempt from U.S. income tax	8,476	8,157	7,274	136	133	122	6.45	6.56	6.73
In offices outside the U.S.(6)	75,145	70,439	61,556	889	701	624	4.76	4.00	4.07

Total	138,883	132,945	128,030	1,421	1,249	1,137	4.12	3.78	3.56

Trading account assets(7)
In U.S. offices	20,449	14,801	7,456	249	202	114	4.90	5.49	6.13
In offices outside the U.S.(6)	21,308	20,838	17,417	249	245	249	4.70	4.73	5.73

Total	41,757	35,639	24,873	498	447	363	4.80	5.04	5.85

Loans held-for-sale, in U.S. offices	12,968	8,859	13,345	199	79	180	6.17	3.59	5.41

Deposits at interest with banks(6)	26,694	24,529	19,463	144	206	293	2.17	3.38	6.04

Total interest-earning assets	741,346	704,985	634,219	$13,149	$12,868	$11,324	7.13	7.34	7.16

Non-interest earning assets(7)	130,542	131,578	122,857

Total assets	$871,888	$836,563	$757,076

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

(5)
Includes cash-basis loans.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange translation effects in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Quarterly(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$124,294	$120,410	$114,677	$222	$214	$265	0.72	0.71	0.93
Other time deposits	29,425	29,747	30,314	236	219	142	3.23	2.96	1.88
In offices outside the U.S.(6)	305,746	284,325	250,716	1,645	1,442	1,445	2.16	2.04	2.31

Total	459,465	434,482	395,707	2,103	1,875	1,852	1.84	1.74	1.88

Trading account liabilities(7)
In U.S. offices	5,203	5,504	4,010	10	24	9	0.77	1.75	0.90
In offices outside the U.S.(6)	1,658	1,939	939	13	6	3	3.15	1.24	1.28

Total	6,861	7,443	4,949	23	30	12	1.35	1.62	0.97

Purchased funds and other borrowings
In U.S. offices	50,848	45,471	41,000	245	239	139	1.94	2.11	1.36
In offices outside the U.S.(6)	27,987	25,845	21,003	260	244	282	3.74	3.80	5.39

Total	78,835	71,316	62,003	505	483	421	2.58	2.72	2.72

Long-term debt
In U.S. offices	93,959	96,158	73,690	832	811	837	3.56	3.39	4.56
In offices outside the U.S.(6)	14,904	8,709	8,673	248	110	48	6.69	5.08	2.22

Total	108,863	104,867	82,363	1,080	921	885	3.99	3.53	4.31

Total interest-bearing liabilities	654,024	618,108	545,022	$3,711	$3,309	$3,170	2.28	2.15	2.33

Demand deposits in U.S. offices	4,248	4,740	7,442
Other non-interest bearing liabilities(7)	127,589	129,717	128,239
Total stockholder's equity	86,027	83,998	76,373

Total liabilities and stockholder's equity	$871,888	$836,563	$757,076

Net interest revenue as a percentage of average interest-earning assets(8)
In U.S. offices	$400,378	$386,342	$351,917	$5,598	$5,882	$4,705	5.62	6.12	5.36
In offices outside the U.S.	340,968	318,643	282,302	3,840	3,677	3,449	4.53	4.64	4.90

Total	$741,346	$704,985	$634,219	$9,438	$9,559	$8,154	5.12	5.45	5.16

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

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange translation effects in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(8)
Includes the allocations for capital and funding costs based on the location of the asset.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Six Months(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2004	Six Months 2003	Six Months 2004	Six Months 2003	Six Months 2004	Six Months 2003
Assets
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$278,347	$241,322	$12,346	$10,282	8.92	8.59
In offices outside the U.S.(6)	109,727	92,869	5,918	5,301	10.85	11.51

Total consumer loans	388,074	334,191	18,264	15,583	9.46	9.40

Corporate loans
In U.S. offices
Commercial and industrial	14,695	19,902	392	459	5.36	4.65
Lease financing	1,976	2,024	64	74	6.51	7.37
Mortgage and real estate	61	306	2	6	6.59	3.95
In offices outside the U.S.(6)	87,104	81,948	2,856	2,584	6.59	6.36

Total corporate loans	103,836	104,180	3,314	3,123	6.42	6.05

Total loans	491,910	438,371	21,578	18,706	8.82	8.61

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	6,506	3,962	29	22	0.90	1.12
In offices outside the U.S.(6)	13,613	5,905	167	143	2.47	4.88

Total	20,119	9,867	196	165	1.96	3.37

Investments
In U.S. offices
Taxable	54,805	57,499	811	809	2.98	2.84
Exempt from U.S. income tax	8,317	7,133	269	244	6.50	6.90
In offices outside the U.S.(6)	72,792	59,014	1,590	1,326	4.39	4.53

Total	135,914	123,646	2,670	2,379	3.95	3.88

Trading account assets(7)
In U.S. offices	17,625	6,996	451	206	5.15	5.94
In offices outside the U.S.(6)	21,073	17,327	494	525	4.71	6.11

Total	38,698	24,323	945	731	4.91	6.06

Loans held-for-sale, in U.S. offices	10,914	13,906	278	437	5.12	6.34

Deposits at interest with banks(6)	25,611	18,194	350	556	2.75	6.16

Total interest-earning assets	723,166	628,307	$26,017	$22,974	7.23	7.37

Non-interest earning assets(7)	131,060	115,930

Total assets	$854,226	$744,237

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

(5)
Includes cash-basis loans.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange translation effects in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Six Months(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2004	Six Months 2003	Six Months 2004	Six Months 2003	Six Months 2004	Six Months 2003
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$122,352	$112,966	$436	$529	0.72	0.94
Other time deposits	29,586	31,160	455	336	3.09	2.17
In offices outside the U.S.(6)	295,036	248,261	3,087	2,920	2.10	2.37

Total	446,974	392,387	3,978	3,785	1.79	1.95

Trading account liabilities(7)
In U.S. offices	5,354	3,448	34	18	1.28	1.05
In offices outside the U.S.(6)	1,799	762	19	5	2.12	1.32

Total	7,153	4,210	53	23	1.49	1.10

Purchased funds and other borrowings
In U.S. offices	48,160	42,384	484	266	2.02	1.27
In offices outside the U.S.(6)	26,916	18,869	504	627	3.77	6.70

Total	75,076	61,253	988	893	2.65	2.94

Long-term debt
In U.S. offices	95,059	73,053	1,643	1,679	3.48	4.63
In offices outside the U.S.(6)	11,807	8,665	358	143	6.10	3.33

Total	106,866	81,718	2,001	1,822	3.77	4.50

Total interest-bearing liabilities	636,069	539,568	$7,020	$6,523	2.22	2.44

Demand deposits in U.S. offices	4,494	9,630
Other non-interest bearing liabilities(7)	128,651	119,655
Total stockholder's equity	85,012	75,384

Total liabilities and stockholder's equity	$854,226	$744,237

Net interest revenue as a percentage of average interest-earning assets(8)
In U.S. offices	$393,360	$353,132	$11,480	$9,549	5.87	5.45
In offices outside the U.S.	329,806	275,175	7,517	6,902	4.58	5.06

Total	$723,166	$628,307	$18,997	$16,451	5.28	5.28

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

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange translation effects in certain countries.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(8)
Includes the allocations for capital and funding costs based on the location of the asset.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Parmalat

        On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities, filed lawsuit in New Jersey Superior Court against Citigroup and Citibank, N.A., among others, alleging that the defendants participated in the fraud committed by the officers and directors of Parmalat and seeking associated damages. Citigroup is also a defendant in three class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. On May 21, 2004, the court issued an order consolidating the complaints, appointing lead plaintiffs and requiring that a consolidated amended complaint be filed by October 18, 2004. The Citigroup defendants believe they have meritorious defenses in these actions and are prepared to defend themselves vigorously.

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Enron Corp.

        In NEWBY, ET AL. V. ENRON CORP., ET AL., Citigroup has answered the complaint and discovery is ongoing.

        Additional actions have been filed against Citigroup and certain of its affiliates, including Citicorp, along with other parties, including (i) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; in one such case, the Attorney General of Connecticut voluntarily dismissed all claims against Citigroup; and (ii) a third-party action brought by Arthur Andersen as a defendant in an Enron-related litigation pending in Texas state court, alleging a right to contribution from Citigroup.

Item 6.    Exhibits and Reports on Form 8-K.

        On April 16, 2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, reporting under Item 5 thereof the summarized results of its operations for the quarter ended March 31, 2004.

        No other reports on Form 8-K were filed during the 2004 second quarter; however,

        On July 15, 2004, the Company filed a Current Report on Form 8-K, dated July 15, 2004, reporting under Item 5 thereof the summarized results of its operations for the quarter ended June 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2004.

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

+
Filed herewith

QuickLinks

Citicorp TABLE OF CONTENTS
  CITIBANK, N.A. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
  CITIGROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX