Form 10-Q
period 2004-09-30
CITICORP
filed 2004-11-15
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

Citicorp

TABLE OF CONTENTS
Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Nine Months Ended September 30, 2004 and 2003	51
	Consolidated Balance Sheet—September 30, 2004 (Unaudited) and December 31, 2003	52
	Consolidated Statement of Changes in Stockholder's Equity (Unaudited)—Nine Months Ended September 30, 2004 and 2003	53
	Consolidated Statement of Cash Flows (Unaudited)—Nine Months Ended September 30, 2004 and 2003	54
	Consolidated Balance Sheet of Citibank, N.A. and Subsidiaries—September 30, 2004 (Unaudited) and December 31, 2003	55
	Notes to Consolidated Financial Statements (Unaudited)	56
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39,64
Item 4.	Controls and Procedures	49
Part II—Other Information
Item 1.	Legal Proceedings	87
Item 6.	Exhibits	87
Signatures		88
Exhibit Index		89

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

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices, electronic delivery systems, including ATMs, Automated Lending Machines (ALMs), and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA, Diner's Club and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of September 30, 2004, North America Consumer Finance maintained 2,624 offices, including 2,450 in the U.S., Canada, and Puerto Rico, and 174 offices in Mexico, while International Consumer Finance maintained 1,039 offices, including 529 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 776 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides equipment leasing and financing products to small- and middle-market businesses. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintained 1,347 branches. International Retail Banking consists of 1,118 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

GLOBAL CORPORATE AND INVESTMENT BANK

        Global Corporate and Investment Bank (GCIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. GCIB includes Capital Markets and Banking, and Transaction Services.

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

        Private Bank provides personalized wealth management services for high-net-worth clients through 123 offices in 34 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

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

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Revenues, net of interest expense(1)	$14,942	$13,767	$46,895	$40,655
Operating expenses	7,556	6,633	23,540	19,816
Benefits, claims, and credit losses(1)	1,150	1,727	5,223	6,259

Income before taxes and minority interest	6,236	5,407	18,132	14,580
Income taxes	1,802	1,579	5,525	4,339
Minority interest, after-tax	37	162	149	239

Net Income	$4,397	$3,666	$12,458	$10,002

Return on Average Stockholder's Equity	19.8%	19.0%	19.3%	17.7%
Total Assets (in billions of dollars)(2)	$899.6	$786.4
Total Equity (in billions of dollars)	$89.6	$78.4
Tier 1 Capital Ratio	8.42%	8.88%
Total Capital Ratio	12.46%	13.01%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.250 billion and $1.210 billion in the 2004 and 2003 third quarters, respectively, and by $3.865 billion and $3.520 billion for the respective nine-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 14.

(2)
Reclassified to conform to the current period's presentation.

Business Focus

        The following table shows the net income (loss) for Citicorp's businesses on a product view:

Citicorp Net Income—Product View

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003(1)	2004	2003(1)
Global Consumer
Cards	$1,267	$980	$3,259	$2,455
Consumer Finance	643	476	1,804	1,500
Retail Banking	1,089	929	3,099	2,598
Other(2)	(62)	(30)	148	(101)

Total Global Consumer	2,937	2,355	8,310	6,452

Global Corporate and Investment Bank
Capital Markets and Banking(3)	688	726	2,089	2,122
Transaction Services	285	196	780	567

Total Global Corporate and Investment Bank	973	922	2,869	2,689

Global Investment Management
Life Insurance and Annuities	86	(70)	159	(24)
Private Bank	136	143	447	407
Asset Management	31	(18)	52	13

Total Global Investment Management	253	55	658	396

Proprietary Investment Activities	103	109	355	164
Corporate/Other	131	225	266	301

Net Income	$4,397	$3,666	$12,458	$10,002

(1)
Reclassified to conform to the current period's presentation.

(2)
The 2004 nine-month period includes a $378 million after-tax gain related to the sale of The Samba Financial Group (Samba).

(3)
The 2004 nine-month period includes a $378 million after-tax gain related to the sale of Samba and an approximately $850 million after-tax charge related to the Litigation Reserve Charge.

EVENTS IN 2004 and 2003

Credit Reserve Releases

        During the past year, the world-wide credit environment has continuously improved, as evidenced by declining cash-basis loans balances and lower delinquency rates. Accordingly, the Company has recorded releases to its general credit reserves from its Allowance for Credit Losses. During the 2004 third quarter, the Company released $686 million of general reserves consisting of $250 million of GCIB general reserves and $436 million in Global Consumer general reserves.

        The GCIB releases consisted of a $202 million release in Capital Markets and Banking and a $48 million release in Transaction Services. The Consumer releases consisted of a $202 million release in the cards portfolio, a $165 million net release in Retail Banking, and a $69 million release in Consumer Finance. The Company's total allowance for loans, leases and commitments was $12.6 billion at September 30, 2004.

        Management evaluates the adequacy of loan loss reserves by analyzing probable loss scenarios and economic and geopolitical factors that impact the portfolios. See pages 34 – 38 herein and on pages 45 and 46 of Citigroup's 2003 Annual Report on Form 10-K for an additional discussion of the reserve levels and process.

        The 2004 nine-month period included $1.398 billion of general credit reserve releases, consisting of $750 million in GCIB and $648 million in Global Consumer.

        The 2003 third quarter and nine-month period included $230 million and $222 million, respectively, of general credit reserve releases, consisting of $100 million for both periods in GCIB and $130 million and $122 million, respectively, in Global Consumer.

Financial Services Agency of Japan Imposed Sanctions

        The sanctions imposed by the FSA required the Private Bank division of Citibank Japan to suspend all new transactions with its customers beginning on September 29, 2004 and exit all private banking operations by September 30, 2005.

        All banking services provided to existing retail customers, including CitiGold customers, will be unaffected by the sanctions. This includes access to all banking services through Citibank Japan's network of 25 retail branches and sub-branches, call centers and other channels.

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $173 million and net income of $48 million for the first nine months of 2004 and $265 million and $84 million, respectively, for the 2003 full year.

        In connection with the exiting of private banking operations in Japan, the Company is performing a comprehensive review of the Private Bank division of Citibank Japan's customers and products to develop an appropriate exit plan. Implementation of the plan may result in significant charges in future periods. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50.

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to be accretive to Citigroup's earnings and is expected to close in the first quarter of 2005, subject to applicable regulatory approvals. The transaction will establish Citigroup's retail banking presence in Texas, giving Citigroup over 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state. The above statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50. The operations of FAB will be integrated into the businesses of Citicorp.

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

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20 percent stake in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

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

        The transaction includes approximately $6.5 billion in assets and also includes $102 million of franchise premium. These amounts are subject to the finalization of the purchase price allocation. The operations of PRMI were integrated into the businesses of Citicorp.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.65% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. In the 2004 fourth quarter, Citigroup plans to merge its Citibank Korea Branch into KorAm. The operations of KorAm were integrated into the businesses of Citicorp.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Citicorp's Electronic Financial Services Inc. (EFS), a subsidiary of Citigroup, for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward. The operations of WMF were integrated into the businesses of Citicorp.

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

Results of Operations

Income

        Citicorp reported income of $4.397 billion in the 2004 third quarter, up 20% from $3.666 billion in the 2003 third quarter. Return on average common equity was 19.8% compared to 19.0% in the 2003 third quarter. Net income of $12.458 billion for the 2004 nine-month period was up 25% from $10.002 billion in the 2003 nine months.

        In the 2004 third quarter, Global Consumer net income increased $582 million or 25% compared to the 2003 third quarter, while the Global Corporate and Investment Bank (GCIB) increased $51 million or 6%. Global Investment Management grew $198 million and Proprietary Investment Activities decreased $6 million or 6% from the 2003 third quarter. For the nine-month period, Global Consumer net income recorded a $1.9 billion or 29% increase, while GCIB increased $180 million or 7%. Global Investment Management net income recorded a $262 million or 66% increase from the 2003 nine-month period. Proprietary Investment Activities increased $191 million from the prior year's nine-month period.

        See individual segment and product discussions on pages 13 - 30 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $14.9 billion and $46.9 billion in the 2004 third quarter and nine-month period, respectively, were up $1.2 billion or 9% and $6.2 billion or 15% from the respective 2003 periods. Global Consumer revenues in the 2004 third quarter were up $1.5 billion or 16% from the 2003 third quarter to $11.2 billion, and were up $5.4 billion or 19% from the 2003 nine months to $33.7 billion. The increase was led by a $1.1 billion or 30% increase in Cards from the 2003 third quarter and a $3.5 billion or 35% increase from the 2003 nine months, reflecting the results of the acquisitions of the Sears and Home Depot portfolios. Consumer Finance revenues increased $118 million or 5% and $471 million or 6% from the 2003 third quarter and nine months, respectively, primarily reflecting the integration of the Washington Mutual consumer finance business and growth in average loans. Retail Banking revenues increased $396 million or 11% and $889 million or 8% from the 2003 three- and nine-month periods, respectively, due primarily to growth in average loans, average deposits and the acquisition of KorAm in the second quarter of 2004.

        GCIB revenues of $2.5 billion and $9.1 billion in the 2004 third quarter and nine-month period, respectively, decreased $139 million or 5% and increased $722 million or 9% from the 2003 third quarter and nine months, respectively. There was an increase of $160 million or 18% and $283 million or 11% in Transaction Services from the respective 2003 three- and nine-month periods, primarily due to increases in securities services and the impact of recent acquisitions. The increases were partially offset by a decrease in Capital Markets and Banking of $299 million or 17% from the 2003 third quarter, reflecting reduced revenues in fixed income and equity underwriting due to rising interest rates, lower customer volumes and market volatility, while there was a $439 million or 8% increase from the 2003 nine-month period.

        Global Investment Management revenues were $886 million in the 2004 third quarter and $2.6 billion in the 2004 nine-month period, up $172 million or 24% from the 2003 third quarter and $338 million or 15% from the prior-year nine-month period. Life Insurance and Annuities revenues increased $191 million and $251 million or 57% from the 2003 three- and nine-month periods, respectively, primarily related to record high volumes. Asset Management noted increases of $9 million or 6% and $18 million or 5% from the 2003 three- and nine-month periods, respectively. Private Bank noted a decrease of $28 million or 5% from the third quarter of 2003 but an increase of $69 million or 5% from the 2003 nine-month period.

        Revenues from Proprietary Investment Activities in the 2004 third quarter and nine-month period decreased $211 million from the third quarter of 2003 but increased $119 million from the year-to-date 2003 period due to market fluctuations.

Selected Revenue Items

        Net interest revenue of $9.4 billion and $28.4 billion in the 2004 three- and nine-month periods, respectively, increased $1.0 billion or 13% and $3.6 billion or 15% from the respective 2003 periods, primarily reflecting the impact of acquisitions, a changing rate environment and business volume growth in certain markets. Total fees and commissions of $2.8 billion and $9.4 billion decreased by $344 million or 11% from the three-month period of 2003 and increased $834 million or 10% compared to the 2003 nine-month period, primarily as a result of higher asset management fees driven by positive market action.

        Foreign exchange revenues of $602 million and $1.5 billion in the 2004 three- and nine-month periods, respectively, were down $173 million or 22% and $1.1 billion or 41%, compared to a year ago, primarily reflecting decreased volatility and lower FX trading. Trading account gains were down $507 million in the 2004 three-month period and up $680 million from the 2003 nine-month period due primarily to interest rate fluctuation and prior-year weakness in interest rate products. Investment transactions of $241 million and $526 million in the 2004 three- and nine-month periods were up $161 million from the third quarter of 2003 and $206 million from the 2003 nine-month period. Other revenue of $2.3 billion and $6.6 billion in the three- and nine-month periods of 2004, respectively, increased $990 million or 74% and $2.0 billion or 44% from the 2003 third quarter and nine-month period, respectively, primarily reflecting the absence of the $1.2 billion gain on the sale of Samba, partially offset in the quarterly comparison from decreases in revenue earned from securitization activity and SFAS 133 hedging activities in the mortgage business.

Operating Expenses

        Total operating expenses were $7.6 billion and $23.5 billion for the 2004 third quarter and nine-month periods, up $923 million or 14% and $3.7 billion or 19% from the comparable 2003 periods. The increases primarily reflected the $1.4 billion Litigation Reserve Charge taken in the second quarter of 2004 and the impact of acquisitions.

        Global Consumer expenses were up 19% and 18% from the 2003 third quarter and nine-month period, respectively, driven by acquisitions as well as increased marketing and advertising costs. Operating expenses in the GCIB increased 18% and 39%, primarily from the WorldCom and Litigation charges taken in the second quarter of 2004. Global Investment Management noted a 5% decrease and a 3% increase in expenses from the 2003 third quarter and nine-month period, respectively, and Proprietary Investment Activities noted a 32% and 31% increase from the three- and nine-month periods of 2003.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $1.2 billion and $5.2 billion in the 2004 third quarter and nine-month period, down $577 million or 33% and $1.0 billion or 17% from the respective 2003 periods. Global Consumer provisions for benefits, claims, and credit losses of $1.5 billion and $5.8 billion were down 8% and up 5% from the 2003 third quarter and nine months, reflecting the impact of acquisitions, partially offset by an improved credit environment which resulted in credit reserve releases.

        GCIB provision for credit losses of ($405) million in the 2004 third quarter decreased $483 million from the year-ago level, due to loan loss reserve releases resulting from the overall improvement in the credit environment.

        Corporate cash-basis loans at September 30, 2004 and 2003 were $2.2 billion and $3.8 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $26 million in the current quarter and $59 million in the prior-year quarter. Corporate cash-basis loans decreased $418 million from June 30, 2004, $1.2 billion from December 31, 2003, and $1.6 billion from September 30, 2003.

Income Taxes

        The Company's effective tax rate of 28.9% in the 2004 third quarter reflected a tax reserve release of $147 million due to the closing of a tax audit. In addition, results included a $47 million tax benefit associated with the life and annuity business in Argentina resulting from the Company receiving an IRS ruling allowing it to deduct losses incurred in the prior-year period. The effective tax rate also reflected the tax benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested.

        The 2004 nine-month period effective tax rate was 30.5%, which reflected the items above and the separately reported Litigation Reserve Charge and gain on the sale of Samba.

        The 2003 third quarter tax rate was 29.2% and included a $200 million release of a tax reserve that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities, and the benefit of indefinitely-invested international earnings.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $82.5 billion or 12.46% of net risk-adjusted assets, and Tier 1 Capital was $55.8 billion or 8.42% of net risk-adjusted assets at September 30, 2004, compared to $76.2 billion or 12.68% and $50.7 billion or 8.44%, respectively, at December 31, 2003.

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

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$11,181	$9,633	16	$33,692	$28,327	19
Operating expenses	5,300	4,469	19	15,524	13,207	18
Provisions for benefits, claims, and credit losses	1,464	1,584	(8)	5,776	5,506	5

Income before taxes and minority interest	4,417	3,580	23	12,392	9,614	29
Income taxes	1,465	1,216	20	4,037	3,122	29
Minority interest, after-tax	15	9	67	45	40	13

Net income	$2,937	$2,355	25	$8,310	$6,452	29

        Global Consumer reported net income of $2.937 billion and $8.310 billion in the 2004 third quarter and nine months, respectively, up $582 million or 25% and $1.858 billion or 29% from the comparable 2003 periods, driven by double-digit growth across all products. Growth in the nine-month comparison includes the 2004 second quarter gain on the sale of Samba of $378 million, reported in Other Consumer. Cards net income increased $287 million or 29% in the 2004 third quarter and $804 million or 33% in the 2004 nine months from the comparable periods of 2003, mainly reflecting an improved credit environment including the impact of credit reserve releases, the addition of the Sears and KorAm portfolios and a lower effective tax rate. Consumer Finance net income increased $167 million or 35% in the 2004 third quarter and $304 million or 20% in the 2004 nine months, primarily reflecting growth in North America, including the acquisition of WMF, growth in Latin America and Asia, and the benefit of an improved credit environment including the impact of credit reserve releases. The nine-month comparison was also impacted by the absence of a 2003 second quarter $94 million tax release in Japan. Retail Banking net income increased $160 million or 17% in the 2004 third quarter and $501 million or 19% in the 2004 nine months from the comparable periods of 2003, primarily reflecting improved credit performance in North America and the international regions, including the impact of credit reserve releases, the KorAm acquisition in Asia, an increase in wealth management product sales, primarily in Asia, and a lower effective tax rate. Significant general credit reserve releases occurred in Global Consumer in the 2004 second and third quarters, in which $191 million and $436 million were released, respectively.

        On July 1, 2004, Citigroup acquired PRMI, a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. These acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition forward.

Cards

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$4,602	$3,535	30	$13,667	$10,137	35
Operating expenses	2,053	1,508	36	5,955	4,417	35
Provision for credit losses	646	540	20	2,889	1,992	45

Income before taxes and minority interest	1,903	1,487	28	4,823	3,728	29
Income taxes	635	506	25	1,561	1,270	23
Minority interest, after-tax	1	1	—	3	3	—

Net income	$1,267	$980	29	$3,259	$2,455	33

Average assets (in billions of dollars)	$96	$64	50	$95	$65	46
Return on assets	5.25%	6.08%		4.58%	5.05%

        Cards reported net income of $1.267 billion and $3.259 billion in the 2004 third quarter and nine months, respectively, up $287 million or 29% and $804 million or 33% from the 2003 periods. North America Cards reported net income of $1.067 billion and $2.749 billion in the 2004 third quarter and nine months, respectively, up $252 million or 31% and $667 million or 32% from the 2003 periods, mainly reflecting the Sears acquisition, an improved credit environment including the impact of a $160 million pretax credit reserve release, higher sales and the impact of higher securitization levels, primarily related to the Home Depot portfolio. International Cards net income of $200 million and $510 million in the 2004 third quarter and nine months, respectively, increased $35 million or 21% and $137 million or 37% from the 2003 periods, reflecting receivables growth, improved credit, a lower effective tax rate and the addition of KorAm.

        As shown in the following table, average managed loans grew 22% in both the 2004 third quarter and nine months, reflecting growth of 22% and 21%, respectively, in North America and 24% and 27%, respectively, in International Cards. In North America, the addition of the Sears portfolio and growth in the U.S. and Mexico were partially offset by a decline in introductory promotional rate balances that was driven by a change in account acquisition marketing strategies in 2003. International Cards reflected growth driven by strong account acquisitions in all regions, led by Asia, which included the addition of KorAm, and the benefit of strengthening currencies.

        Total card sales were $90.8 billion and $256.9 billion in the 2004 third quarter and nine months, respectively, up 25% and 24% from the 2003 periods. North America sales were up 24% and 23% over the prior-year quarter and nine months to $77.3 billion and $219.4 billion, respectively, reflecting the impact of acquisitions and higher purchase sales. International Cards sales grew 31% and 34% over the prior-year quarter and nine months to $13.5 billion and $37.5 billion, reflecting broad-based growth led by Asia, and also reflected the addition of KorAm and the benefit of strengthening currencies.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2004	2003		2004	2003
Sales
North America	$77.3	$62.3	24	$219.4	$179.1	23
International	13.5	10.3	31	37.5	27.9	34

Total Sales	$90.8	$72.6	25	$256.9	$207.0	24
Average managed loans
North America	$139.1	$113.7	22	$138.3	$113.9	21
International	15.7	12.7	24	15.2	12.0	27

Total average managed loans	$154.8	$126.4	22	$153.5	$125.9	22
Average securitized receivables	(76.2)	(72.1)	6	(75.9)	(70.3)	8
Average loans held-for-sale	(7.4)	(4.1)	80	(3.2)	(4.1)	(22)

Total on-balance sheet average loans	$71.2	$50.2	42	$74.4	$51.5	44

        Revenues, net of interest expense, of $4.602 billion and $13.667 billion in the 2004 third quarter and nine months, respectively, increased $1.067 billion or 30% and $3.530 billion or 35% from the 2003 periods. Revenue growth in North America was $954 million or 33% and $3.103 billion or 38% in the 2004 third quarter and nine months, respectively. The growth in the 2004 third quarter was mainly due to the impact of acquisitions, the benefit of increased purchase sales, a gain on the securitization of Home Depot receivables of $146 million in the 2004 third quarter and increased loans in Mexico, partially offset by a higher cost of funds and the absence of net gains of $64 million in the 2003 third quarter resulting from changes in estimates related to the timing of revenue recognition on securitized portfolios. The growth in the 2004 nine-month period primarily resulted from the impact of acquisitions, net interest margin expansion, the benefit of increased purchase sales, the gain on the Home Depot securitizations and increased loans in Mexico. Adversely impacting the nine-month comparison were increased credit losses on securitized receivables

(which are recorded as a contra-revenue item after receivables are securitized) and the absence of 2003 net gains of $279 million related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards of $113 million or 17% and $427 million or 23% in the 2004 third quarter and nine months was mainly driven by loan and sales growth in all regions, the additions of KorAm and Diners Club Europe, and the benefit of foreign currency translation.

        Operating expenses in the 2004 third quarter and nine months of $2.053 billion and $5.955 billion, respectively, were $545 million or 36% and $1.538 billion or 35% higher than the prior-year periods, primarily reflecting the impact of acquisitions and foreign currency translation, combined with increased marketing and advertising costs in both North America and International Cards.

        The provision for credit losses in the 2004 third quarter and nine months was $646 million and $2.889 billion, respectively, compared to $540 million and $1.992 billion in the prior-year periods. The increase in the provision for credit losses primarily reflected the impact of the Sears and Home Depot acquisitions. In North America, these acquisitions more than offset a decline in net credit losses and the release of general credit reserves of $160 million pretax in the 2004 third quarter and $220 million pretax in the 2004 nine-month period resulting from the improved credit environment, as well as the impact of increased levels of securitized receivables. The International Cards provision declined by 22% and 10% in the 2004 three-and nine-month periods, respectively, reflecting an improved credit environment and general credit reserve releases of $42 million pretax in the 2004 third quarter and $51 million pretax in the 2004 nine-month period.

        The securitization of credit card receivables is limited to the CitiCards business within North America. At September 30, 2004, securitized credit card receivables were $79.9 billion, compared to $73.6 billion at September 30, 2003. Credit card receivables held-for-sale were $7.5 billion at September 30, 2004 compared to $3.0 billion a year ago.

        Securitization changes Citicorp's role from that of a lender to that of a loan servicer, as receivables are derecognized from the balance sheet but continue to be serviced by Citicorp. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

        A gain is recorded at the time receivables are securitized, representing the difference between the carrying value of the receivables removed from the balance sheet and the fair value of the proceeds received and interests retained. Interests retained from securitization transactions include interest-only strips, which represent the present value of estimated excess cash flows associated with securitized receivables (including estimated credit losses). Collections of these excess cash flows are recorded as commission and fees revenue (for servicing fees) or other revenue. For loans not securitized these excess cash flows would otherwise be reported as gross amounts of net interest revenue, commission and fees revenue and credit losses.

        In addition to interest-only strip assets, Citigroup may retain one or more tranches of certificates issued in securitization transactions, provide escrow cash accounts or subordinate certain principal receivables to collateralize the securitization interests sold to third parties. However, Citicorp's exposure to credit losses on securitized receivables is limited to the amount of the interests retained and collateral provided.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the 2004 third quarter were $2.142 billion, with a related loss ratio of 5.50%, compared to $2.373 billion and 6.27% in the 2004 second quarter, and $1.789 billion and 5.62% in the 2003 third quarter. In North America, the 2004 third quarter net credit loss ratio of 5.66% declined from 6.61% in the 2004 second quarter and 5.77% from the 2003 third quarter, reflecting an improved credit environment, offset by the addition of the Sears portfolio, which impacted both the bankcard and private label portfolios in North America. In International Cards, the 2004 third quarter net credit loss ratio of 4.09% increased from 3.25% in the 2004 second quarter, but declined from 4.27% in the 2003 third quarter. The increase from the 2004 second quarter reflected the acquisition of KorAm. Citigroup reserved against a certain non-strategic portfolio of KorAm at the time of acquisition, and releases reserves against credit losses as such losses are incurred. This treatment of the non-strategic portfolio increases the net credit loss ratio, but has minimal impact on the total provision for credit losses. The decrease in the ratio versus the 2003 third quarter primarily reflects the improved credit environment offset by the impact of KorAm.

        Loans delinquent 90 days or more on a managed basis were $2.842 billion or 1.81% of loans at September 30, 2004, compared to $2.808 billion or 1.82% at June 30, 2004 and $2.353 billion or 1.83% at September 30, 2003. The net impact of acquisitions was more than offset by the improved credit environment in driving the declines in the ratio versus both the prior year and the prior quarter.

Consumer Finance

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$2,631	$2,513	5	$7,996	$7,525	6
Operating expenses	853	867	(2)	2,649	2,567	3
Provisions for benefits, claims, and credit losses	786	925	(15)	2,596	2,812	(8)

Income before taxes	992	721	38	2,751	2,146	28
Income taxes	349	245	42	947	646	47

Net income	$643	$476	35	$1,804	$1,500	20

Average assets (in billions of dollars)	$113	$104	9	$111	$104	7
Return on assets	2.26%	1.82%		2.17%	1.93%

        Consumer Finance reported net income of $643 million and $1.804 billion in the 2004 third quarter and nine months, respectively, up $167 million or 35% and $304 million or 20% from the comparable 2003 periods, principally reflecting continued growth in North America, including the acquisition of WMF, and continued strong international growth in Latin America and Asia. A decline in EMEA in the 2004 third quarter from the 2003 period was mainly due to the expansion of 58 new offices in 6 countries—Italy, Poland, Spain, UK, Romania and Slovakia. Japan, which increased income in the 2004 third quarter due to lower credit losses, declined in the 2004 nine-month period from 2003 due to lower personal loan and real-estate revenues, and the absence of a $94 million prior-year tax reserve release related to a settlement with tax authorities, offset by improved net credit losses and lower expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2004	2003		2004	2003
Average loans
Real estate-secured loans	$58.6	$52.2	12	$57.2	$51.6	11
Personal	24.6	22.1	11	24.5	22.3	10
Auto	11.6	11.2	4	11.5	11.0	5
Sales finance and other	5.1	5.3	(4)	5.4	4.9	10

Total average loans	$99.9	$90.8	10	$98.6	$89.8	10

        As shown in the preceding table, average loans grew $9.1 billion or 10% compared to the 2003 third quarter, primarily reflecting growth in North America of $8.5 billion or 12%. North American growth reflected the addition of WMF, which contributed $3.5 billion in average loans, and growth in all products, but primarily real estate-secured and auto loans. Growth of $0.6 billion or 3% in the International markets was mainly driven by growth in real estate-secured and personal loans in both EMEA and Asia, and included the impact of strengthening currencies, partially offset by a decline in EMEA auto loans. In Japan, average loans in the 2004 third quarter and nine-month periods declined 8% and 6%, respectively, from the comparable 2003 periods, as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs, reduced loan demand, and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 9.68% in the 2004 third quarter decreased 34 basis points from the 2003 third quarter, primarily reflecting spread compression in North America, where the average net interest margin declined 36 basis points. The decline in North America primarily represented a one-time increase in cost of funds related to the repositioning of debt, which decreased the average net interest margin in the 2004 third quarter by 30 basis points. Additionally, lower yields in North America reflected the continued shift to higher-quality credits, particularly in the real estate-secured and auto loan business. The average net interest margin for International Consumer Finance was 16.02% in the 2004 third quarter, increasing 25 basis points from the prior-year quarter, primarily driven by the impact of recording adjustments and refunds of interest in Japan, all in net credit losses, beginning in the 2004 third quarter, which positively impacted the International net interest margin by 49 basis points. Excluding this impact, the International net interest margin declined 24 basis points from the 2003 third quarter, primarily due to lower yields and a higher cost of funds in EMEA.

	Three Months Ended September 30,
	2004	2003	Change
Average Net Interest Margin
North America	7.99%	8.35%	(36	) bps
International	16.02%	15.77%	25	bps
Total	9.68%	10.02%	(34	) bps

        Revenues, net of interest expense, of $2.631 billion and $7.996 billion in the 2004 third quarter and nine months, respectively, increased $118 million or 5% and $471 million or 6% from the prior-year periods. Revenue in North America increased $86 million or

5% and $467 million or 9% from the 2003 third quarter and nine-month period, respectively, primarily driven by the acquisition of WMF and growth in receivables, partially offset by declines in insurance-related revenue and the impact of a one-time increase in cost of funds by $66 million related to the repositioning of intercompany debt (offset in treasury earnings in Corporate Other). Revenue in International Consumer Finance increased $32 million or 4% from the 2003 third quarter, mainly due to growth in Asia and the impact of foreign currency translation, partially offset by a decline in Japan due to lower volumes. International Consumer Finance revenue for the 2004 nine-month period was essentially flat to the prior year as declines in Japan due to lower volumes and spreads were offset by growth in Asia and EMEA, including the impact of foreign currency translation.

        Operating expenses of $853 million and $2.649 billion in the 2004 third quarter and nine months, respectively, decreased $14 million or 2% from the 2003 third quarter, but increased $82 million or 3% from the 2003 nine-month periods, respectively. Operating expenses in North America decreased $11 million or 2% from the 2003 third quarter, but increased $63 million or 4% from the 2003 nine-month period. The increase in the nine-month period primarily reflects the WMF acquisition. Included in the 2004 third quarter expenses was a change in estimate related to the WMF portfolio of $22 million. Internationally, expenses decreased $3 million or 1% from the 2003 third quarter, but increased $19 million or 2% from the 2003 nine-month period. The low level of expense growth produced through prior-year repositioning in Japan was slightly offset by the impact of foreign currency translation, volume growth, and branch expansion in Asia (primarily India) and EMEA.

        The provisions for benefits, claims, and credit losses were $786 million in the 2004 third quarter, down from $894 million in the 2004 second quarter and $925 million in the 2003 third quarter, as lower credit losses in Japan due to lower bankruptcies, improved credit conditions in the U.S., and credit reserve releases of $69 million pretax in the 2004 third quarter and $74 million pretax in the 2004 nine-month period were partially offset by the impact of the WMF acquisition and the impact of recording adjustments and refunds of interest in Japan, all in net credit losses, beginning in the 2004 third quarter. Net credit losses and the related loss ratio were $832 million and 3.31% in the 2004 third quarter, compared to $857 million and 3.52% in the 2004 second quarter and $898 million and 3.92% in the 2003 third quarter. In North America, the net credit loss ratio of 2.46% in the 2004 third quarter was down from 2.69% in the 2004 second quarter and 2.93% in the 2003 third quarter, reflecting improvements in the real estate, auto and personal loan businesses, partially offset by the impact of WMF. The net credit loss ratio for International Consumer Finance was 6.52% in the 2004 third quarter, down from 6.57% in the 2004 second quarter and 7.34% in the 2003 third quarter. The decrease from the prior quarter primarily represents improvements in personal loans and real estate, partially offset by the impact in Japan related to adjustments and refunds of interest. The decrease from the 2003 third quarter primarily reflects improved conditions in Japan, where lower bankruptcy losses were partially offset by the impact related to adjustments and refunds of interest.

        Loans delinquent 90 days or more were $1.938 billion or 1.91% of loans at September 30, 2004, compared to $1.948 billion or 1.96% at June 30, 2004 and $2.127 billion or 2.30% a year ago. The decrease in the delinquency ratio versus the prior quarter was mainly due to improvements in Japan, while the decrease versus the prior-year quarter primarily relates to North America and Japan.

Retail Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$3,972	$3,576	11	$11,512	$10,623	8
Operating expenses	2,317	2,038	14	6,652	6,020	10
Provisions for benefits, claims, and credit losses	32	119	(73)	291	702	(59)

Income before taxes and minority interest	1,623	1,419	14	4,569	3,901	17
Income taxes	520	482	8	1,428	1,266	13
Minority interest, after-tax	14	8	75	42	37	14

Net income	$1,089	$929	17	$3,099	$2,598	19

Average assets (in billions of dollars)	$265	$225	18	$248	$222	12
Return on assets	1.63%	1.64%		1.67%	1.56%

        Retail Banking reported net income of $1.089 billion and $3.099 billion in the 2004 third quarter and nine months, respectively, up $160 million or 17% and $501 million or 19% from the 2003 periods. The increase in Retail Banking was driven by growth in North America Retail Banking of $128 million or 23% and $237 million or 14% in the 2004 third quarter and nine months, respectively, primarily due to credit improvements in CitiCapital. Net income in International Retail Banking increased $32 million or 9% and $264 million or 29% in the 2004 third quarter and nine months, respectively, primarily reflecting growth in Asia including the impact of KorAm, and growth in Japan. The nine-month period comparison additionally reflected growth in EMEA.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2004	2003		2004	2003
Average customer deposits
North America	$116.9	$113.3	3	$115.0	$112.7	2
Bank Deposit Program Balances(1)	41.4	41.3	—	41.6	41.2	1

Total North America	158.3	154.6	2	156.6	153.9	2
International	104.9	87.0	21	101.1	84.2	20

Total average customer deposits	$263.2	$241.6	9	$257.7	$238.1	8
Average loans
North America	$139.5	$121.3	15	$133.8	$122.7	9
International	50.5	35.8	41	44.8	35.4	27

Total average loans	$190.0	$157.1	21	$178.6	$158.1	13

(1)
The Bank Deposit Program balances are generated from the Citigroup Smith Barney channel and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans compared to 2003. Average customer deposit growth in North America primarily reflected increases in both higher-margin demand and money market accounts, partially offset by declines in time and mortgage escrow deposits. Average loan growth in North America reflected increased mortgages and student loans in Consumer Assets, partially offset by a decline in CitiCapital resulting from the run-off of non-core portfolios and the sale of the $1.2 billion CitiCapital Fleet Services portfolio at the end of the 2003 third quarter. In the international markets, average customer deposits grew 21% from the prior-year quarter driven by growth in Asia, EMEA and Japan and the impact of foreign currency translation. The growth in Asia included the impact of the KorAm acquisition, which added $9.7 billion in average customer deposits, while the growth in EMEA was primarily in Germany. International Retail Banking average loans increased 41% from the prior-year quarter due to growth in Asia and EMEA, and included the impact of the KorAm acquisition, which added $11.7 billion, and foreign currency translation. Growth in average loans was impacted by a decline in Latin America, largely reflecting the impact of strategic repositioning in the area.

        As shown in the following table, revenues, net of interest expense, of $3.972 billion and $11.512 billion in the 2004 third quarter and nine months, respectively, increased $396 million or 11% and $889 million or 8% from the 2003 periods. Revenues in North America increased $200 million or 9% compared to the prior-year quarter and $164 million or 2% in the nine-month comparison, primarily reflecting increased results in Mexico, CitiCapital and Citibanking North America, partially offset by a decline in Consumer Assets. In Mexico, revenues increased due to the absence of a prior-year $85 million write-down of the Fobaproa investment security and higher deposit and loan revenues, partially offset by the negative impact of foreign currency translation. The increase in CitiCapital primarily resulted from the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. This reclassification increased both revenues and expenses by $137 million pretax in the 2004 third quarter and $272 million pretax in the 2004 nine-month period, and was partially offset by the impact of lower loan volumes. The increase in Citibanking North America was driven by higher deposit and loan volumes, partially offset by lower net funding spreads. The decline in Consumer Assets resulted primarily from lower securitization revenues due to spread compression and lower origination volumes, and the impact of losses on mortgage servicing hedge ineffectiveness resulting from the volatile rate environment, partially offset by the impact of the PRMI acquisition and a higher net interest margin.

        International Retail Banking revenues increased $196 million or 15% and $725 million or 20% in the 2004 third quarter and nine-month period, respectively, reflecting growth in Asia and EMEA and the impact of strengthening currencies. Revenue increases in Asia were primarily due to the KorAm acquisition, increased investment product sales, growth in branch lending and deposits, and favorable foreign currency translation. Growth in EMEA was driven by the impact of favorable foreign currency translation, improved investment product sales and growth in deposits, mainly in Germany.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense
Citibanking North America, Consumer Assets and CitiCapital	$1,971	$1,895	4	$5,645	$5,627	—
Mexico	495	371	33	1,451	1,305	11

North America	2,466	2,266	9	7,096	6,932	2

EMEA	687	615	12	2,093	1,748	20
Japan	113	117	(3)	357	338	6
Asia	574	422	36	1,581	1,231	28
Latin America	132	156	(15)	385	374	3

International	1,506	1,310	15	4,416	3,691	20

Total revenues, net of interest expense	$3,972	$3,576	11	$11,512	$10,623	8

        Operating expenses in the 2004 third quarter and nine months increased $279 million or 14% and $632 million or 10%, respectively, from the comparable 2003 periods. In North America, expenses grew $176 million or 13% and $367 million or 9% from the 2003 third quarter and nine months, respectively. The increase primarily reflected the impact of the operating lease reclassification in CitiCapital of $137 million and $272 million in the 2004 third quarter and nine months, respectively, higher volume-related expenses and increased investment spending in technology projects in Citibanking North America, higher legal and staff-related costs in Mexico, and the impact of the PRMI acquisition. International Retail Banking operating expenses increased $103 million or 15% and $265 million or 13% from the 2003 third quarter and nine months, respectively, mainly reflecting the addition of KorAm, the impact of foreign currency translation, and increased investment spending in branch expansion, technology, and advertising and marketing, partially offset in the nine-month comparison by the absence of prior-year repositioning costs in Latin America and EMEA.

        The provisions for benefits, claims, and credit losses were $32 million and $291 million in the 2004 third quarter and nine months, respectively, down $87 million or 73% and $411 million or 59% from the comparable periods in 2003. The decline in the 2004 third quarter primarily reflected general credit reserve releases of $165 million, which were net of a $66 million credit reserve build in Germany, and lower credit losses in CitiCapital and Citibanking North America, partially offset by the absence of a prior-year $64 million credit recovery in Mexico and higher credit losses in EMEA due to Germany. The decline in the provisions for benefits, claims and credit losses in the nine-month comparison was additionally impacted by the 2004 second quarter general credit reserve release of $117 million. Net credit losses (excluding Commercial Markets) were $176 million and the related loss ratio was 0.47% in the 2004 third quarter, compared to $176 million and 0.51% in the 2004 second quarter and $210 million and 0.72% in the 2003 third quarter. The decrease in the net credit loss ratio from the 2003 third quarter was primarily due to the absence of an $87 million write-down of an Argentina compensation note in the prior year (which was written down against previously established reserves) and improved credit losses in Citibanking North America, partially offset by higher credit losses in Germany and Mexico. Commercial Markets net credit losses were $43 million and the related loss ratio was 0.43% in the 2004 third quarter, compared to $31 million and 0.31% in the 2004 second quarter and $50 million and 0.47% in the 2003 third quarter. The increase in the loss ratio from the 2004 second quarter was primarily due to increases in CitiCapital, Citibanking North America and Mexico, while the improvement in the loss ratio from the 2003 third quarter resulted from improvements in CitiCapital and Citibanking North America, offset by the absence of a prior-year recovery in Mexico.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.907 billion or 2.53% of loans at September 30, 2004, compared to $3.576 billion or 2.46% at June 30, 2004, and $3.707 billion or 3.19% a year ago. The increase in delinquent loans compared to a year ago resulted from increases in Consumer Assets, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, and increases in Germany including the impact of foreign currency translation. These increases were partially offset by improvements in Asia, Latin America and Mexico. The increase in delinquent loans from the 2004 second quarter related to the GNMA portfolio in PRMI, offset by improvements in all other regions.

        Cash-basis loans in Commercial Markets were $1.000 billion or 2.55% of loans at September 30, 2004, $1.173 billion or 2.96% at June 30, 2004, and $1.283 billion or 3.17% at September 30, 2003. Cash-basis loans improved from the prior quarter primarily due to broad-based declines in all products and regions, led by CitiCapital, where the business continues to work through the liquidation of non-core portfolios. Compared to a year ago, the decline in cash-basis loans was driven by improvement in all products and regions except Mexico, led by CitiCapital.

        Average assets of $265 billion and $248 billion in the 2004 third quarter and nine months, respectively, increased $40 billion and $26 billion from the comparable periods of 2003. The increase in average assets primarily reflected the impact of the KorAm acquisition and growth in mortgages, partially offset by a reduction in CitiCapital due to the liquidation of non-core portfolios.

Other Consumer

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Revenues, net of interest expense	$(24)	$9	$517	$42
Operating expenses	77	56	268	203

Income before taxes (benefits)	(101)	(47)	249	(161)
Income taxes (benefits)	(39)	(17)	101	(60)

Net income (loss)	$(62)	$(30)	$148	$(101)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported a loss of $62 million in the 2004 third quarter and income of $148 million in the 2004 nine months, compared to losses of $30 million and $101 million in the comparable 2003 periods. The increase in income of $249 million in the 2004 nine months was primarily due to a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter. Excluding the Samba gain, the decrease in income in both the 2004 third quarter and nine-month period was due to lower treasury results, including the impact of higher capital funding costs, and an increase in staff-related expenses and advertising and marketing costs.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$2,547	$2,686	(5)	$9,125	$8,403	9
Operating expenses	1,601	1,357	18	5,931	4,277	39
Provision for credit losses	(405)	78	NM	(812)	492	NM

Income before taxes and minority interest	1,351	1,251	8	4,006	3,634	10
Income taxes	365	325	12	1,100	931	18
Minority interest, after-tax	13	4	NM	37	14	NM

Net income	$973	$922	6	$2,869	$2,689	7

NM    Not meaningful

        GCIB reported net income of $973 million and $2.869 billion in the 2004 third quarter and nine months, up $51 million or 6% and $180 million or 7% from the 2003 third quarter and nine months, respectively. The 2004 third quarter reflects an increase of $89 million or 45% in Transaction Services, offset by a decrease of $38 million or 5% in Capital Markets and Banking. The 2004 nine months reflects an increase of $213 million or 38% in Transaction Services, offset by a decrease of $33 million or 2% in Capital Markets and Banking.

        Capital Markets and Banking net income of $688 million and $2.089 billion in the 2004 third quarter and nine months, respectively, decreased $38 million or 5% from the 2003 third quarter and $33 million or 2% from the 2003 nine months. The decrease in the 2004 third quarter is primarily due to decreases in Fixed Income Markets and Equity Markets revenues as well as higher legal reserves and increased investment spending, partially offset by a lower provision for credit losses reflecting improved credit trends and higher Lending revenue due to the impact of the KorAm acquisition. The decrease in the 2004 nine months primarily reflects the approximately $850 million (after-tax) Litigation Reserve Charge, partially offset by a lower provision for credit losses and higher Lending and Equity Markets revenues.

        Transaction Services net income of $285 million and $780 million in the 2004 third quarter and nine months increased $89 million or 45% from the 2003 third quarter and $213 million or 38% from the 2003 nine months, respectively. The increases in net income in 2004 were primarily due to lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances, and improved spreads, partially offset by higher expenses.

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

Capital Markets and Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$1,505	$1,804	(17)	$6,160	$5,721	8
Operating expenses	890	739	20	3,870	2,400	61
Provision for credit losses	(335)	75	NM	(637)	468	NM

Income before taxes and minority interest	950	990	(4)	2,927	2,853	3
Income taxes	250	260	(4)	804	717	12
Minority interest, after-tax	12	4	NM	34	14	NM

Net income	$688	$726	(5)	$2,089	$2,122	(2)

NM    Not meaningful

        Capital Markets and Banking reported net income of $688 million and $2.089 billion in the 2004 third quarter and nine months, respectively, a decrease of $38 million or 5% from the 2003 third quarter and $33 million or 2% from the 2003 nine months. The decrease in the 2004 third quarter is primarily due to decreases in Fixed Income Markets and Equity Markets revenues as well as higher expenses due to a $100 million increase in legal reserves and increased investment spending, partially offset by a lower provision for credit losses reflecting improved credit trends and higher Lending revenue due to the impact of the KorAm acquisition. The decrease in the 2004 nine months primarily reflects the approximately $850 million (after-tax) Litigation Reserve Charge, partially offset by a lower provision for credit losses and higher Lending and Equity Markets revenues.

        Revenues, net of interest expense, of $1.505 billion and $6.160 billion in the 2004 third quarter and nine months decreased $299 million or 17% from the 2003 third quarter and increased $439 million or 8% from the 2003 nine months, respectively. The revenue decrease in the 2004 third quarter was driven by declines in Fixed Income and Equity Markets, partially offset by increases in Lending. Fixed Income Markets decreased primarily due to weaker trading results as a result of declining interest rates and lower client activity, partially offset by higher commodity revenues. The Equity Markets decline primarily reflects decreases in convertible and derivative volumes as rising interest rates and widening spreads reduced market activity. Lending revenues increased primarily reflecting the acquisition of KorAm.

        The increase in revenues in the 2004 nine months was primarily driven by increases in Lending and Equity Markets. Lending increased primarily reflecting the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm. The Equity Markets increase is primarily due to higher derivatives trading activity, partially offset by declines in convertibles.

        Operating expenses of $890 million and $3.870 billion in the 2004 third quarter and nine months, respectively, increased $151 million or 20% from the 2003 third quarter and $1.470 billion or 61% from the 2003 nine months primarily reflecting the $1.4 billion Litigation Reserve Charge, the acquisition of KorAm, and increased investment spending on strategic growth initiatives, partially offset by lower compensation and benefits expense (primarily reflecting a lower incentive compensation accrual).

        The provision for credit losses was ($335) million in the 2004 third quarter and ($637) million in the 2004 nine months, down $410 million and $1.105 billion, respectively, from the 2003 periods primarily due to general loan loss reserve releases as a result of improving credit quality, and lower credit losses in the power and energy industry, Argentina and Brazil. The 2004 third quarter included the release of $202 million in general loan loss reserves, which consisted of releases of $118 million in Mexico, $71 million in Latin America, $11 million in Japan and $2 million in EMEA.

        Cash-basis loans were $2.145 billion at September 30, 2004, compared to $2.496 billion at June 30, 2004, $3.246 billion at December 31, 2003, and $3.571 billion at September 30, 2003. Cash-basis loans net of write-offs decreased $1.426 billion from September 30, 2003, primarily due to decreases related to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Australia, Hong Kong, and New Zealand, partially offset by increases in Korea reflecting the acquisition of KorAm. Cash-basis loans decreased $351 million from June 30, 2004, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry, Argentina, Thailand and Mexico, partially offset by an increase in Russia.

Transaction Services

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$1,042	$882	18	$2,965	$2,682	11
Operating expenses	711	618	15	2,061	1,877	10
Provision for credit losses	(70)	3	NM	(175)	24	NM

Income before taxes and minority interest	401	261	54	1,079	781	38
Income taxes and minority interest, after-tax	116	65	78	299	214	40

Net income	$285	$196	45	$780	$567	38

NM    Not meaningful

        Transaction Services net income of $285 million and $780 million in the 2004 third quarter and nine months increased $89 million or 45% from the 2003 third quarter and $213 million or 38% from the 2003 nine months, respectively. The increases in net income in 2004 were primarily due to a lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances, improved spreads, and the impact of KorAm, partially offset by higher expenses.

        As shown in the following table, average liability balances of $121 billion grew 20% compared to the 2003 third quarter, primarily due to increases in Asia and Europe reflecting positive flow and the impact of recent acquisitions in Asia. Assets under custody reached $7.3 trillion, an increase of $1.6 trillion or 28% compared to the 2003 third quarter, primarily reflecting market appreciation and increases in customer volumes.

	Three Months Ended September 30,	Three Months Ended September 30,
			% Change
	2004	2003
Liability balances (average in billions)	$121	$101	20%
Assets under custody (EOP in trillions)	7.3	5.7	28%

        Revenues, net of interest expense, of $1.042 billion and $2.965 billion in the 2004 third quarter and nine months increased $160 million or 18% from the 2003 third quarter and $283 million or 11% from the 2003 nine months, respectively, primarily driven by growth in Cash and Securities Services revenue. Revenue in Cash Management Services increased $128 million or 26% from the 2003 third quarter and $172 million or 11% from the 2003 nine months, mainly due to increased transaction volumes, growth in liability balances and the impact of the KorAm acquisition. Revenue in Securities Services increased $31 million or 13% from the 2003 third quarter and $131 million or 19% from the 2003 nine months, primarily reflecting higher assets under custody and the impact of the Forum Financial acquisition, partially offset by a prior-year gain on the sale of interest in a European market exchange. Trade revenue remained essentially flat to the 2003 third quarter and decreased $20 million or 4% from the 2003 nine months, primarily due to lower spreads. The 2003 and 2004 nine-month periods included gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses of $711 million and $2.061 billion in the 2004 third quarter and nine months increased $93 million or 15% from the 2003 third quarter and $184 million or 10% from the 2003 nine months, respectively. Expenses increased in the 2004 periods primarily due to higher business volumes, including the effect of the acquisitions of Forum Financial and KorAm, as well as increased compensation and benefits costs.

        The provision for credit losses of ($70) and ($175) million in the 2004 third quarter and nine months decreased $73 million from the 2003 third quarter and $199 million from the 2004 nine months, respectively, primarily due to general loan loss reserve releases of $48 million in the 2004 third quarter and $147 million in the 2004 nine months as a result of improving credit quality and lower write-offs in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $51 million, $118 million, $156 million, and $201 million at September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003, respectively. The decreases in cash-basis loans of $67 million from June 30, 2004 and of $150 million from September 30, 2003 were primarily due to charge-offs in Argentina and Poland.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$886	$714	24	$2,637	$2,299	15
Operating expenses	513	539	(5)	1,511	1,471	3
Provisions for benefits, claims, and credit losses	89	67	33	258	264	(2)

Income before taxes and minority interest	284	108	NM	868	564	54
Income taxes	31	53	(42)	205	168	22
Minority interest, after-tax	—	—	—	5	—	NM

Net income	$253	$55	NM	$658	$396	66

NM    Not meaningful

        Global Investment Management reported net income of $253 million and $658 million in the 2004 third quarter and nine-month period, respectively, an increase of $198 million and $262 million from the comparable periods of 2003. Life Insurance and Annuities reported net income of $86 million and $159 million in the 2004 third quarter and nine-month period, respectively, an increase of $156 million and $183 million from the comparable periods of 2003. The increases in both periods were primarily due to the absence of prior-year impairments of Argentina Government Promissory Notes (GPNs) of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, combined with a favorable tax ruling on the deductibility of those losses in the 2004 third quarter of $47 million.

        Private Bank reported net income of $136 million and $447 million in the 2004 third quarter and nine-month period, respectively, a decrease of $7 million or 5% compared to the prior-year quarter and an increase of $40 million or 10% in the nine-month comparison. The decrease in income of $7 million in the 2004 third quarter primarily resulted from a 35% decline in transactional revenues, reflecting the impact of regulatory actions in Japan and reduced client activity globally, partially offset by growth in recurring fee-based and net interest revenues. The $40 million increase in income in the 2004 nine-month period was primarily driven by growth in recurring fee-based and net interest revenues, partially offset by higher incentive compensation and other employee-related expenses.

        Asset Management reported net income of $31 million and $52 million in the 2004 third quarter and nine-month period, respectively, an increase of $49 million and $39 million from the comparable periods of 2003. The increase in the three-and nine-month periods primarily reflects the absence of impairments of a DAC asset relating to the Retirement Services business in Argentina of $42 million and of Argentina GPNs of $9 million, both of which occurred in the 2003 third quarter. Actions taken by the Argentine government associated with its anticipated debt restructuring could have an adverse impact on the retirement services business in Argentina and its customers. The extent of the financial impact to the Company will depend on future actions taken by the Argentine government and the Company's response to such actions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50.

Life Insurance and Annuities

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$256	$65	NM	$690	$439	57
Provision for benefits and claims	96	65	48	262	252	4
Operating expenses	108	80	35	273	204	34

Income (loss) before taxes	52	(80)	NM	155	(17)	NM
Income taxes (benefits)	(34)	(10)	NM	(4)	7	NM

Net income (loss)	$86	$(70)	NM	$159	$(24)	NM

NM    Not meaningful

        Life Insurance and Annuities reported net income of $86 million and $159 million in the 2004 third quarter and nine-month period, respectively, an increase of $156 million and $183 million from the comparable periods of 2003. The $156 million increase from the 2003 third quarter reflects an increase of $152 million in IIM and an increase of $4 million in CIG, while the $183 million increase in the nine-month period reflects an increase in IIM of $173 million and an increase of $10 million in CIG. The $152 million increase in IIM in the 2004 third quarter included a $175 million increase attributable to IIM's Argentina operations primarily due to the absence of prior-year impairments of Argentina GPNs of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, combined with a favorable tax ruling on the deductibility of those losses in the 2004 third quarter of $47 million, as well as higher business volumes in Japan, Asia and Mexico, partially offset by the absence of $18 million in tax benefits arising from the application of APB 23 indefinite investment criteria in Asia in the prior year, lower investment income of $13 million and higher DAC amortization. The $173 million increase in IIM in the nine-month period reflects increases in Argentina and higher business volumes in Japan, Mexico and Asia. The increases in CIG in the three- and nine-month periods were primarily driven by lower capital funding costs.

        Revenues, net of interest expense, of $256 million and $690 million in the 2004 third quarter and nine-month period, respectively, increased $191 million and $251 million from the comparable periods of 2003. The increases in both periods were primarily driven by the absence of realized investment losses and other actions from Argentina in 2003, higher business volumes in Japan, Mexico and Asia and the impact of foreign exchange rates. Operating expenses of $108 million and $273 million in the 2004 third quarter and nine-month period, respectively, increased $28 million or 35% and $69 million or 34% from the comparable periods of 2003. These increases were primarily related to higher business volumes, DAC amortization and the impact of foreign exchange rates.

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

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Annuity products
Japan	$931	$999	$3,409	$1,488
All other premiums and deposits	528	174	977	536

Total annuity products	1,459	1,173	4,386	2,024
Life products	277	212	1,088	426

Total(1)(2)	$1,736	$1,385	$5,474	$2,450

(1)
Includes 100% of net written premiums and deposits for the Company's joint ventures in Japan and Hong Kong.

(2)
Includes $1.5 billion and $4.9 billion of deposits in the three and nine months ended September 30, 2004, and $1.3 billion and $2.1 billion of deposits in the three and nine months ended September 30, 2003.

        IIM annuity product net written premiums and deposits increased $286 million and $2.4 billion to $1.5 billion and $4.4 billion in the 2004 third quarter and nine-month period, respectively. The third quarter increase reflects increased sales in Australia driven by the timing of a tax law change, partially offset by decreased sales in Japan through the Company's joint venture with Mitsui Sumitomo due to the entry of new competitors. The increase in the nine-month period was primarily driven by strong variable annuity sales in Japan and Australia.

        IIM life products net written premiums and deposits were $277 million and $1.1 billion in the third quarter and nine-month period of 2004, increases of $65 million and $662 million from the prior-year periods, which were primarily driven by increased sales of Endowment and Unit Linked products in Hong Kong and higher sales in the United Kingdom, as well as strong Variable Universal Life sales in Mexico in the nine-month period.

Private Bank

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$482	$510	(5)	$1,560	$1,491	5
Operating expenses	292	298	(2)	917	884	4
Provision for credit losses	(7)	2	NM	(4)	12	NM

Income before taxes	197	210	(6)	647	595	9
Income taxes	61	67	(9)	200	188	6

Net income	$136	$143	(5)	$447	$407	10

Client business volumes under management (in billions of dollars)	$212	$186	14	$212	$186	14

NM    Not meaningful

        Private Bank reported net income of $136 million in the 2004 third quarter and $447 million in the 2004 nine months, a decrease of $7 million or 5% compared to the prior-year quarter and an increase of $40 million or 10% in the nine-month comparison. The decrease in income of $7 million in the 2004 third quarter resulted from a 35% decline in transactional revenues, reflecting the impact of the Japan FSA sanctions and reduced client activity globally, partially offset by growth in recurring fee-based and net interest revenues. The increase in income of $40 million in the 2004 nine-month period was mainly driven by growth in recurring fee-based and net interest revenues, partially offset by higher incentive compensation and other employee-related costs.

	September 30,
In billions of dollars			% Change
	2004	2003
Client Business Volumes:
Proprietary Managed Assets	$41	$34	21
Other Assets under Fee-Based Management	8	7	14
Banking and Fiduciary Deposits	47	42	12
Investment Finance	41	37	11
Other, Principally Custody Accounts	75	66	14

Total	$212	$186	14

        Client business volumes were $212 billion at the end of the 2004 third quarter, up $26 billion or 14% from $186 billion at the end of the 2003 third quarter. Double-digit growth in client business volumes was led by an increase in custody assets, which were higher in all regions. Proprietary managed assets increased $7 billion or 21% predominantly in the U.S. reflecting the impact of positive net flows. Banking and fiduciary deposits grew $5 billion or 12%, with double-digit growth in the U.S. and EMEA. Investment finance volumes, which include loans, letters of credit, and commitments, increased $4 billion or 11% reflecting growth in all regions including increased real estate-secured loans in the U.S. and growth in margin lending in the international businesses.

        Revenues, net of interest expense, were $482 million in the 2004 third quarter and $1.560 billion in the 2004 nine months, down $28 million or 5% from the prior-year quarter but up $69 million or 5% from the 2003 nine-month period. In the 2004 third quarter, a decline in client transaction activity, particularly in Japan, resulted in a $50 million or 35% decline in related transaction revenues compared to the prior-year quarter and a 1% decline in the nine-month comparison. Continued growth in client business volumes partially offset the impact of lower client transaction activity as recurring fee-based and net interest revenues increased $22 million or 6% from the 2003 quarter and $75 million or 7% from the 2003 nine-month period, despite the impact of spread compression in the deposit and lending portfolios.

        Operating expenses of $292 million and $917 million in the 2004 third quarter and nine months, respectively, were down $6 million or 2% from the prior-year quarter but up $33 million or 4% from the 2003 nine-month period, primarily reflecting in the three-month comparison a decrease in incentive and other variable compensation associated with the corresponding decrease in revenue as well as the absence of prior-year restructuring costs, including severance, in Europe. In the nine-month comparison, an increase in employee- related costs and incentive compensation was partially offset by a decline in legal-related expenses.

        The provision for credit losses was ($7) million and ($4) million in the 2004 third quarter and nine months, respectively, compared to $2 million and $12 million in the 2003 third quarter and nine months, respectively. The improvement from the prior year was mainly due to net recoveries in the U.S., Japan and Asia. Loans 90 days or more past due were $150 million or 0.39% of total loans outstanding at September 30, 2004, compared with $146 million or 0.39% at June 30, 2004 and $124 million or 0.36% at September 30, 2003.

Asset Management

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$148	$139	6	$387	$369	5
Operating expenses	113	161	(30)	321	383	(16)

Income before taxes and minority interest	35	(22)	NM	66	(14)	NM
Income taxes (benefits)	4	(4)	NM	9	(27)	NM
Minority interest, after-tax	—	—	—	5	—	100

Net income	$31	$(18)	NM	$52	$13	NM

Assets under management (in billions of dollars)(1)	$181	$171	6	$181	$171	6

(1)
Includes $34 billion and $32 billion in 2004 and 2003, respectively, for Private Bank clients.

NM    Not meaningful

        Asset Management reported net income of $31 million and $52 million in the 2004 third quarter and nine months, an increase of $49 million and $39 million from the respective 2003 periods. The increase in the three- and nine-month periods primarily reflects the absence of impairments of a DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina GPNs of $9 million which occurred in the 2003 third quarter.

        Assets under management for the 2004 third quarter were $181 billion, an increase of $10 billion or 6% from the 2003 third quarter.

        Revenues, net of interest expense, of $148 million and $387 million in the 2004 third quarter and nine months increased $9 million or 6% and $18 million or 5% from the respective 2003 periods. The increase in the three- and nine-month periods primarily reflects the absence of Argentina GPN impairments of $9 million, which occurred in the 2003 third quarter. Additionally, the 2004 nine-month period was positively impacted by the assets consolidated under FIN 46-R (which are denominated in euro) which generated $8 million of gains (offset in minority interest) due to foreign currency translation, partially offset by lower performance fees in the CAI institutional business.

        Operating expenses of $113 million and $321 million in the 2004 third quarter and nine months declined $48 million or 30% and $62 million or 16% from the respective 2003 periods, primarily driven by the absence of the DAC impairment in Argentina of $42 million.

        Minority interest, after tax, of $5 million for the 2004 nine months was due to the impact of consolidating certain assets under FIN 46-R.

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2004	2003		2004	2003
Revenues, net of interest expense	$246	$457	(46)	$833	$714	17
Operating expenses	78	59	32	226	173	31
Provision for credit losses	—	—	—	(1)	1	NM

Income before taxes and minority interest	168	398	(58)	608	540	13
Income taxes	55	144	(62)	200	206	(3)
Minority interest, after-tax	10	145	(93)	53	170	(69)

Net Income	$103	$109	(6)	$355	$164	NM

NM
Not meaningful

        Proprietary Investment Activities reported revenues, net of interest expense, of $246 million in the 2004 third quarter, a decrease of $211 million or 46% from the 2003 third quarter. The decrease resulted primarily from lower other revenues of $159 million, lower mark-to-market gains on public securities of $68 million and lower net realized gains on sales of investments of $61 million, partially offset by higher net impairment/valuation revenues of $77 million. Operating expenses of $78 million in the 2004 third quarter increased $19 million or 32% from the 2003 third quarter, primarily reflecting increased private equity business activity in the Emerging Markets portfolio and higher incentive compensation within CAI. Minority interest, after-tax, of $10 million in the 2004 third quarter decreased $135 million or 93% from the 2003 third quarter primarily due to the absence of prior-year dividends and a mark-to-market valuation on the recapitalization of an investment held within the Citigroup Venture Capital (CVC) Equity Partners Fund, a majority-owned private equity fund.

        For the 2004 nine months, revenues, net of interest expense, of $833 million increased $119 million or 17% from the 2003 nine-month period. The increase resulted primarily from higher net impairment/valuation revenues of $465 million and increased net realized gains on sales of investments of $25 million, primarily from higher Private Equity results, partially offset by lower mark-to-market gains on public securities of $325 million and lower other revenues of $46 million. The higher net impairment/valuation revenues were primarily driven by investment activity in Emerging Markets and Europe. The higher net realized gains were primarily driven by the sale of investments in Emerging Markets, partially offset by lower realized gains in the United States. The lower mark-to-market results on public securities resulted from investment losses in Emerging Markets and the United States. Operating expenses of $226 million in the 2004 nine-month period increased $53 million or 31% from the 2003 nine-month period primarily reflecting increased private equity business activity within Emerging Markets and higher incentive compensation within CAI. Minority interest, after-tax, of $53 million in the 2004 nine-month period decreased $117 million from the 2003 nine-month period primarily due to the absence of prior year dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing on both a direct and an indirect basis, in companies primarily located in the United States and Western Europe, including investments made by the CVC Equity Partners Fund, investments in companies located in developing economies, CVC/Opportunity Equity Partners, LP (Opportunity), and the investment portfolio related to the Banamex acquisition in August 2001. Opportunity is a third-party managed fund through which Citicorp co-invests in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Certain private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of September 30, 2004 and September 30, 2003, Private Equity included assets of $5.684 billion and $5.964 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in the portfolio of $280 million relates to sales of private and public equity investments, the impact of valuation adjustments, and the liquidation of the Banamex portfolio.

        Revenues for Private Equity, net of interest expense, are composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Net realized gains (losses)(1)	$26	$87	$315	$289
Public mark-to-market	22	90	(110)	215
Net impairments/valuations (2)	91	8	275	(224)
Other(3)	89	253	283	344

Revenues, net of interest expense	$228	$438	$763	$624

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $228 million in the 2004 third quarter decreased $210 million from the 2003 third quarter, resulting from lower other revenues of $164 million, lower mark-to-market gains on public securities of $68 million and lower net realized gains on sales of investments of $61 million, partially offset by higher net impairment/valuation revenues of $83 million. The lower other revenue and realized gains are primarily due to the absence of revenues realized on private equity investments in the United States and Europe in 2003. The higher net impairment/valuation revenue is primarily from gains in an Emerging Markets private equity fund.

        For the 2004 nine months, revenues, net of interest expense, of $763 million increased $139 million from the 2003 nine-month period resulting from higher net impairment/valuation revenues of $499 million and higher net realized gains on sales of investments of $26 million, partially offset by lower mark-to-market gains on public securities of $325 million and lower other revenues of $61 million resulting from decreased dividends and fees. The higher net impairment/valuation revenues were primarily driven by investments in Emerging Markets and Europe. The higher net realized gains were driven by the sale of investments in Emerging Markets, partially offset by lower realized gain in the United States. The decrease in revenue related to the mark-to-market on public securities for the 2004 nine months was primarily driven by an investment in an Indian software company, reflecting a general decline in public market values in the Indian software sector.

        Other Investment Activities includes CAI, various proprietary investments, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/losses.

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. As of September 30, 2004, Other Investment Activities included assets of $921 million, consisting of $560 million in hedge funds (the majority of which represents money managed for third-party customers), $230 million in the LDC Debt/ Refinancing portfolios, and $131 million in other assets. As of September 30, 2003, total assets of Other Investment Activities were $1.445 billion, including $927 million in hedge funds, $409 million in the LDC Debt/Refinancing portfolios and $109 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
LDC Debt/Refinancing portfolios	$—	$1	$1	$6
Hedge fund investments	(12)	8	9	59
Other	30	10	60	25

Revenues, net of interest expense	$18	$19	$70	$90

        Revenues, net of interest expense, in the 2004 third quarter of $18 million decreased $1 million from the 2003 third quarter, resulting from decreases in hedge fund results of $20 million and a $1 million decrease in LDC Debt/Refinancing revenues, partially offset by a $20 million increase in other results. The higher other revenues resulted from increased revenues in CAI and real estate.

        For the 2004 nine months, revenues, net of interest expense, of $70 million, decreased $20 million from the 2003 nine-month period, resulting from decreases in hedge fund revenues of $50 million and lower LDC Debt/Refinancing revenues of $5 million, partially offset by increases in other revenues of $35 million. The higher other revenues were primarily from increased revenue in CAI.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50.

CORPORATE/OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Revenues, net of interest expense	$82	$277	$608	$912
Operating expenses	64	209	348	688
Provision for benefits, claims, and credit losses	2	(2)	2	(4)

Income before taxes and minority interest	16	70	258	228
Income tax benefits	(114)	(159)	(17)	(88)
Minority interest, after-tax	(1)	4	9	15

Net Income	$131	$225	$266	$301

        Corporate/Other reported net income of $131 million and $266 million in the 2004 third quarter and nine-month period, a decrease in income of $94 million and $35 million from the comparable 2003 periods. The decrease in the three-month period was primarily attributable to lower treasury earnings and increased taxes held at the Corporate level, partially offset by lower unallocated employee-related expenses. The decrease in the nine-month period was primarily attributable to lower net treasury results, higher taxes held at the Corporate level, partially offset by the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter.

        Revenues, net of interest expense, of $82 million and $608 million in the 2004 third quarter and nine months, respectively, decreased $195 million and $304 million, from the corresponding prior-year periods. The third quarter and nine-month decreases are primarily due to lower net treasury results and intersegment eliminations. The lower net treasury results for the three months were primarily due to higher interest expenses resulting from both higher volumes and increasing rates. The 2004 third quarter decrease further reflects the absence of the prior-year revenues earned in the EFS business while the nine-month period reflects the gain on the sale of EFS, partially offset by the absence of prior-year EFS revenues.

        Operating expenses of $64 million and $348 million in the 2004 third quarter and nine months decreased $145 million and $340 million, respectively, from the 2003 periods. The third quarter and nine-month period decreases are primarily due to lower intersegment eliminations, and the absence of prior-year operating expenses in EFS.

        Income tax benefits of $114 million and $17 million in the three and nine months ended September 30, 2004 reflect the impact of a $147 million tax reserve release due to the closing of a tax audit. Income tax benefits of $159 million and $88 million in the three and nine months ended September 30, 2003, respectively, reflect the impact of a $200 million reserve release in the prior year related to the legacy Associates' business.

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

        The Citigroup Senior Risk Officer is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for managing, evaluating, and compensating the senior independent risk managers at the business level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are regularly reviewed with the independent business-level risk managers, the Citigroup senior business managers, and as appropriate, the Citigroup Board of Directors.

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

Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2004	2nd Qtr. 2004	1st Qtr. 2004	4th Qtr. 2003	3rd Qtr. 2003
Allowance for credit losses at beginning of period	$12,715	$12,506	$12,643	$10,843	$11,167

Provision for credit losses
Consumer(1)	1,431	1,935	2,290	1,951	1,538
Corporate	(403)	(345)	(60)	244	76

	1,028	1,590	2,230	2,195	1,614

Gross credit losses:
Consumer(1)
In U.S. offices	1,542	1,769	1,952	1,640	1,264
In offices outside the U.S.	848	803	794	821	891
Corporate
In U.S. offices	27	9	18	57	111
In offices outside the U.S.	157	79	248	441	302

	2,574	2,660	3,012	2,959	2,568

Credit recoveries:
Consumer(1)
In U.S. offices	283	260	275	212	186
In offices outside the U.S.	172	165	164	205	228
Corporate(2)
In U.S. offices	28	10	35	11	3
In offices outside the U.S.	178	98	53	62	78

	661	533	527	490	495

Net credit losses
In U.S. offices	1,258	1,508	1,660	1,474	1,186
In offices outside the U.S.	655	619	825	995	887

	1,913	2,127	2,485	2,469	2,073

Other—net(3)	204	746	118	2,074	135

Allowance for credit losses at end of period	$12,034	$12,715	$12,506	$12,643	$10,843

Allowance for unfunded lending commitments(4)	600	600	600	600	526

Total allowance for loans, leases, and unfunded lending commitments	$12,634	$13,315	$13,106	$13,243	$11,369

Net consumer credit losses(1)	$1,935	$2,147	$2,307	$2,044	$1,741
As a percentage of average consumer loans	1.93%	2.22%	2.45%	2.26%	2.08%

Net corporate credit losses	$(22)	$(20)	$178	$425	$332
As a percentage of average corporate loans	NM	NM	0.73%	1.72%	1.30%

(1)
Includes Commercial Markets Group loans and loans made to Private Bank clients.

(2)
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

NM
Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$15	$59	$71	$8	$36
Other(2)	2,181	2,555	2,837	3,394	3,736

Total	$2,196	$2,614	$2,908	$3,402	$3,772

Corporate cash-basis loans(2)
In U.S. offices	$330	$498	$513	$623	839
In offices outside the U.S.	1,866	2,116	2,395	2,779	2,933

Total	$2,196	$2,614	$2,908	$3,402	$3,772

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$69	$81	$91	$107	$110
In offices outside the U.S.	26	30	33	33	51

Total	$95	$111	$124	$140	$161

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,622	$2,712	$2,877	$3,127	$3,086
In offices outside the U.S.	2,830	2,860	3,029	2,958	2,690

Total	$5,452	$5,572	$5,906	$6,085	$5,776

Accruing loans 90 or more days delinquent(3)(4)
In U.S. offices	$3,298	$2,770	$2,983	$3,298	$2,322
In offices outside the U.S.	358	503	545	576	490

Total	$3,656	$3,273	$3,528	$3,874	$2,812

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
The 2004 third quarter and 2004 second quarter includes the addition of $313 million and $227 million of corporate cash-basis loans, respectively, related to the acquisition of KorAm. The $86 million increase reflects the Company's ongoing review of KorAm's loan portfolio.

(3)
Substantially all consumer loans, of which $1,874 million, $1,459 million, $1,522 million, $1,643 million, and $1,672 million are government-guaranteed student loans and Federal Housing Authority mortgages at September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003, and September 30, 2003, respectively.

(4)
The September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003 balances include the Sears and Home Depot data.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003
Other real estate owned(1)
Consumer	$373	$369	$396	$437	$460
Corporate	26	26	41	59	59

Total other real estate owned	$399	$395	$437	$496	$519

Other repossessed assets(2)	$100	$97	$123	$151	$182

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 14 and Note 10 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Sept. 30, 2004	Sept. 30, 2004	Jun. 30, 2004	Sept. 30, 2003	3rd Qtr. 2004	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003
Cards	$157.3	$2,842	$2,808	$2,353	$154.8	$2,142	$2,373	$1,789
Ratio		1.81%	1.82%	1.83%		5.50%	6.27%	5.62%
North America	141.2	2,593	2,565	2,098	139.1	1,981	2,248	1,653
Ratio		1.84%	1.85%	1.82%		5.66%	6.61%	5.77%
International	16.1	249	243	255	15.7	161	125	136
Ratio		1.55%	1.55%	1.88%		4.09%	3.25%	4.27%
Consumer Finance	101.6	1,938	1,948	2,127	99.9	832	857	898
Ratio		1.91%	1.96%	2.30%		3.31%	3.52%	3.92%
North America	80.4	1,479	1,444	1,642	78.9	487	515	520
Ratio		1.84%	1.84%	2.29%		2.46%	2.69%	2.93%
International	21.2	459	504	485	21.0	345	342	378
Ratio		2.17%	2.38%	2.32%		6.52%	6.57%	7.34%
Retail Banking	154.6	3,907	3,576	3,707	149.9	176	176	210
Ratio		2.53%	2.46%	3.19%		0.47%	0.51%	0.72%
North America	108.1	2,473	2,054	2,318	104.7	25	45	21
Ratio		2.29%	2.03%	2.80%		0.09%	0.18%	0.10%
International	46.5	1,434	1,522	1,389	45.2	151	131	189
Ratio		3.08%	3.46%	4.16%		1.33%	1.28%	2.28%
Private Bank(2)	38.4	150	146	124	37.4	(8)	—	4
Ratio		0.39%	0.39%	0.36%		(0.08)%	(0.01)%	0.05%
Other Consumer	1.1	—	—	—	1.2	—	—	—

Managed loans (excluding Commercial Markets)(3)	$453.0	$8,837	$8,478	$8,311	$443.2	$3,142	$3,406	$2,901
Ratio		1.95%	1.94%	2.23%		2.82%	3.21%	3.14%

Securitized receivables (all in North America Cards)	(79.9)	(1,142)	(1,222)	(1,414)	(76.2)	(1,122)	(1,244)	(1,127)
Credit card receivables held-for-sale(4)	(7.5)	(176)	(133)	(120)	(7.4)	(128)	(46)	(83)

On-balance sheet loans (excluding Commercial Markets)(5)	$365.6	$7,519	$7,123	$6,777	$359.6	$1,892	$2,116	$1,691
Ratio		2.06%	2.01%	2.28%		2.09%	2.44%	2.31%
		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Markets Groups	$39.3	$1,000	$1,173	$1,283	$40.1	$43	$31	$50
Ratio		2.55%	2.96%	3.17%		0.43%	0.31%	0.47%

Total Consumer Loans	$404.9				$399.7	$1,935	$2,147	$1,741

Regional View:
North America (excluding Mexico)	$344.0	$6,241	$5,758	$5,752	$336.7	$2,466	$2,763	$2,190
Ratio		1.81%	1.73%	2.02%		2.91%	3.42%	3.10%
Mexico	8.0	386	380	374	7.9	23	45	10
Ratio		4.85%	5.07%	5.77%		1.13%	2.35%	0.58%
EMEA	35.4	1,656	1,720	1,489	34.7	209	204	160
Ratio		4.68%	5.02%	4.80%		2.40%	2.40%	2.13%
Japan	16.1	290	340	343	16.3	304	303	343
Ratio		1.81%	2.02%	2.02%		7.40%	7.26%	8.36%
Asia (excluding Japan)	46.2	234	248	307	44.6	139	88	101
Ratio		0.51%	0.57%	0.96%		1.24%	0.88%	1.29%
Latin America	3.3	30	32	46	3.0	1	3	97
Ratio		0.90%	1.11%	1.56%		0.06%	0.42%	13.13%

Managed loans (excluding Commercial Markets)(3)	$453.0	$8,837	$8,478	$8,311	$443.2	$3,142	$3,406	$2,901
Ratio		1.95%	1.94%	2.23%		2.82%	3.21%	3.14%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Investment Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 34.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the third quarter of 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003
Total managed	$492.3	$477.4	$413.7	$483.3	$467.1	$409.0
Securitized receivables	(79.9)	(76.4)	(73.6)	(76.2)	(75.6)	(72.1)
Loans held-for-sale(1)	(7.5)	(6.3)	(3.0)	(7.4)	(2.1)	(4.1)

On-balance sheet(2)	$404.9	$394.7	$337.1	$399.7	$389.4	$332.8

(1)
Included within Other Assets on the Consolidated Balance Sheet.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the third quarter of 2004, approximately $4 billion and $4 billion, respectively, for the second quarter of 2004, and approximately $2 billion and $2 billion, respectively, for the third quarter of 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.837 billion or 1.95% of loans at September 30, 2004, compared to $8.478 billion or 1.94% at June 30, 2004 and $8.311 billion or 2.23% at September 30, 2003. Total cash-basis loans in Commercial Markets were $1.000 billion or 2.55% of loans at September 30, 2004, compared to $1.173 billion or 2.96% at June 30, 2004 and $1.283 billion or 3.17% at September 30, 2003. Total managed net credit losses (excluding Commercial Markets) in the 2004 third quarter were $3.142 billion and the related loss ratio was 2.82%, compared to $3.406 billion and 3.21% in the 2004 second quarter and $2.901 billion and 3.14% in the 2003 third quarter. In Commercial Markets, total net credit losses were $43 million and the related loss ratio was 0.43% in the 2004 third quarter, compared to $31 million and 0.31% in the 2004 second quarter and $50 million and 0.47% in the 2003 third quarter. For a discussion of trends by business, see business discussions on pages 13 to 20 and page 26.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $12.634 billion is available to absorb probable credit losses in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $8.894 billion at September 30, 2004, $9.316 billion at June 30, 2004 and $7.038 billion at September 30, 2003. The increase in the allowance for credit losses from September 30, 2003 was primarily due to additions of $2.1 billion, $274 million and $148 million associated with the acquisitions of Sears, KorAm and WMF, respectively, as well as the reclassification in the 2004 second quarter of certain valuation reserves related to capital leases into the allowance for credit losses. These additions were partially offset by the impact of general reserve releases of $191 million and $436 million in the 2004 second and third quarters, respectively, related to improving credit conditions in North America, Latin America, Asia and Japan.

        On-balance sheet consumer loans of $404.9 billion increased $67.8 billion or 20% from September 30, 2003, primarily driven by the additions of the Sears, KorAm and WMF portfolios, combined with growth in mortgage and other real estate-secured loans in Consumer Assets, Consumer Finance and Private Bank. The impact of strengthening currencies also contributed to growth in consumer loans, as did increases in student loans in North America and margin lending in Private Bank. Excluding the impact of acquisitions, credit card receivables declined, partially due to the impact of higher securitization levels, a decline in introductory promotional rate balances reflecting a shift in acquisition marketing strategies and higher payment rates by customers. In CitiCapital North America, loans declined $3.5 billion reflecting the reclassification of operating leases from loans to other assets of $2.0 billion during the 2004 second quarter and the continued liquidation of non-core portfolios. A decline in Japan reflected continued contraction in the Consumer Finance portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Corporate Cash-Basis Loans
Capital Markets and Banking	$2,145	$2,496	$3,246	$3,571
Transaction Services	51	118	156	201

Total Corporate Cash-Basis Loans(1)	$2,196	$2,614	$3,402	$3,772

Net Credit Losses
Capital Markets and Banking	$(7)	$(21)	$415	$332
Transaction Services	(15)	2	13	—
Other	—	(1)	(3)	—

Total Net Credit Losses	$(22)	$(20)	$425	$332

Corporate Allowance for Credit Losses	$3,140	$3,399	$3,555	$3,805
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	600	600	600	526

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,740	$3,999	$4,155	$4,331

Corporate Allowance As a Percentage of Total Corporate Loans(3)	2.78%	2.96%	3.59%	3.66%

(1)
The 2004 third and second quarters include the addition of $313 million and $227 million of cash-basis loans, respectively, related to the acquisition of KorAm.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $2.196 billion, $2.614 billion, $3.402 billion and $3.772 billion at September 30, 2004, June 30, 2004, December 31, 2003, and September 30, 2003, respectively. Cash-basis loans decreased $1.576 billion from September 30, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking at September 30, 2004 primarily reflects decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Australia, New Zealand and Hong Kong, partially offset by an increase from the KorAm acquisition. Transaction Services decreased primarily due to a reclassification of cash-basis loans along with charge-offs in Argentina and Poland. Cash-basis loans decreased $418 million compared to June 30, 2004 primarily due to a decrease in Capital Markets and Banking. This decrease primarily consisted of charge-offs taken against reserves and paydowns from borrowers in the power and energy industry as well as corporate borrowers in Argentina, Thailand and Mexico, partially offset by an increase in Russia.

        Total corporate Other Real Estate Owned (OREO) was $26 million, $26 million, $59 million and $59 million at September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003, respectively.

        Total corporate loans outstanding at September 30, 2004 were $113 billion as compared to $115 billion at June 30, 2004, $99 billion at December 31, 2003 and $104 billion at September 30, 2003.

        Total corporate net credit losses of ($22) million at September 30, 2004 decreased $354 million as compared to September 30, 2003, primarily reflecting recoveries and lower net credit losses from counterparties in the power and energy industry as well as counterparties in North America, Argentina, Brazil, Australia and Singapore. The $17 million decrease from the 2004 second quarter in Transaction Services primarily reflects recoveries as well as lower net credit losses from counterparties in Argentina.

        The allowance for credit losses is established by management based upon estimates of probable losses in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower's financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

        Citigroup's allowance for credit losses for loans, leases, and unfunded lending commitments of $12.634 billion is available to absorb probable credit losses in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $3.740 billion at September 30, 2004 compared to $3.999 billion at June 30, 2004, $4.155 billion at December 31, 2003, and $4.331 billion at September 30, 2003. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 3.31% at September 30, 2004 as compared to 3.48%, 4.20% and 4.17% at June 30, 2004, December 31, 2003 and September 30, 2003, respectively. The $591 million decrease in total corporate reserves for the twelve months ending September 30, 2004 primarily reflects write-offs against previously-established reserves in the telecommunications and power and energy industries and reserve releases of $950 million due to improving credit quality in the portfolio. The $259 million decrease in total corporate reserves from June 30, 2004 reflects a $250 million reserve release due to improving credit quality in the portfolio, partially offset by $117 million of additional reserves related to the KorAm acquisition. The $250 million reserve release was geographically attributed to Mexico ($150 million), Latin America ($83 million), Japan ($14 million) and EMEA ($3 million). Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to remain stable through 2004. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50.

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

Risk and Control Self-Assessment

        The Company's Risk and Control Self-Assessment (RCSA) incorporates standards for risk and control self-assessment that are applicable to all businesses and establish RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. The Company's RCSA is based on principles of The Committee of Sponsoring Organizations of the Treadway Commission, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley Section 404, Federal Deposit Insurance Corporation Improvement Act (FDICIA) or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to senior management and the Audit and Risk Management Committee of the Board. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	September 30, 2004								December 31, 2003
	Cross-Border Claims on Third Parties
In billions of dollars	Banks	Public	Private	Total	Trading and Short- Term Claims(1)	Net Investments in and Funding of Local Franchises(2)	Total Cross- Border Out- standings	Commit- ments(3)	Total Cross- Border Out- standings	Commit- ments(3)
Germany	$7.0	$5.1	$2.3	$14.4	$13.2	$3.4	$17.8	$11.8	$14.8	$9.6
Korea	0.7	0.3	0.4	1.4	1.1	9.9	11.3	2.9	2.5	0.2
Canada	0.7	0.1	2.3	3.1	2.9	5.5	8.6	1.9	8.2	1.7
Netherlands	1.9	1.5	4.2	7.6	6.5	—	7.6	3.6	4.8	3.2
Mexico	0.1	1.9	3.1	5.1	2.1	2.1	7.2	0.6	7.2	0.5
Italy	0.6	2.6	1.4	4.6	4.3	1.6	6.2	2.3	12.2	2.2
Australia	0.5	—	0.9	1.4	1.2	0.7	2.1	0.1	7.6	0.1

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

        As noted in the table below, Citicorp maintained its well-capitalized position during the first nine months of 2004 and the full year of 2003. The decreases in the Tier 1 and Total Capital Ratios which occurred during the first half of 2004 were primarily due to the Litigation Reserve Charge and the acquisition of KorAm Bank.

Citicorp Regulatory Capital Ratios

	September 30, 2004	June 30, 2004	December 31, 2003
Tier 1 Capital	8.42%	8.39%	8.44%
Total Capital (Tier 1 and Tier 2)	12.46%	12.55%	12.68%
Leverage(1)	6.53%	6.45%	6.70%
Common stockholder's equity	9.96%	9.72%	9.97%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003
Tier 1 Capital
Common stockholder's equity	$89,579	$86,759	$81,794
Qualifying mandatorily redeemable securities of subsidiary trusts	830	822	840
Minority interest	1,018	1,150	1,225
Less: Net unrealized gains on securities available-for-sale(1)	(468)	97	(948)
Accumulated net gains on cash flow hedges, net of tax	(271)	(573)	(879)
Intangible assets:(2)
Goodwill	(28,258)	(27,944)	(25,302)
Other disallowed intangible assets	(6,364)	(6,269)	(5,837)
Other	(304)	(265)	(222)

Total Tier 1 Capital	55,762	53,777	50,671

Tier 2 Capital
Allowance for credit losses(3)	8,449	8,190	7,700
Qualifying debt(4)	18,178	18,435	17,709
Unrealized marketable equity securities gains(1)	94	87	73

Total Tier 2 Capital	26,721	26,712	25,482

Total Capital (Tier 1 and Tier 2)	$82,483	$80,489	$76,153

Risk-adjusted assets(5)	$662,149	$641,290	$600,554

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

(2)
The increase in intangible assets during 2004 was primarily due to the acquisitions of PRMI in July 2004, KorAm in May 2004, and WMF in January 2004.

(3)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(4)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $35.0 billion for interest rate, commodity and equity derivative contracts, as of September 30, 2004, compared to $32.1 billion as of June 30, 2004, and $32.5 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $14.0 billion at September 30, 2004, $13.3 billion at June 30, 2004, and $10.2 billion at December 31, 2003. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Stockholder's equity increased $7.8 billion during the first nine months of 2004 to $89.6 billion at September 30, 2004, representing approximately 10.0% of assets, compared to $81.8 billion and approximately 10.0% at year-end 2003. The increase in stockholder's equity during the first nine months of 2004 reflected net income of $12.5 billion and $0.3 billion related to employee benefit plans and other activity, offset by $3.4 billion in dividends paid and $1.6 billion related to the after-tax change in equity from non-owner sources. The stockholder's equity ratio during the first nine months of 2004 remained unchanged from year-end due to the above items and the equivalent 10% increase in asset and equity balances.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at September 30, 2004, June 30, 2004 and December 31, 2003 were $830 million, $822 million and $840 million, respectively. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. The FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 Capital. On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), subject to conditions. See "Regulatory Capital and Accounting Standards Developments" on page 43. If Tier 2 Capital treatment had been required at September 30, 2004, Citicorp would have continued to be "well-capitalized."

        On July 20, 2004, the federal banking and thrift regulatory agencies issued the final rule on capital requirements for asset-backed commercial paper (ABCP) programs. The final rule, which generally became effective September 30, 2004, increased the capital requirement on most short-term liquidity facilities that provide support to ABCP programs by imposing a 10% credit conversion factor on such facilities. Additionally, the final rule permanently excludes ABCP program assets consolidated under FIN 46-R and any minority interests from the calculation of risk-weighted assets and Tier 1 Capital, respectively. The denominator of the Tier 1 leverage ratio calculation remains unaffected by the final rule, as the risk-based capital treatment does not alter the reporting of the on-balance sheet assets under GAAP guidelines. The impact of adopting the final rule on Citicorp's Tier 1 Capital ratio was approximately 5 basis points.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well-capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At September 30, 2004, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

	September 30, 2004	June 30, 2004	December 31, 2003
Tier 1 Capital	8.23%	8.42%	8.40%
Total Capital (Tier 1 and Tier 2)	12.34%	12.62%	12.56%
Leverage(1)	6.19%	6.30%	6.57%
Common stockholder's equity	7.55%	7.46%	7.56%

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	September 30, 2004	June 30, 2004	December 31, 2003
Tier 1 Capital	$39.0	$38.5	$35.9
Total Capital (Tier 1 and Tier 2)	$58.5	$57.7	$53.7

        Citibank's net income for the third quarter of 2004 amounted to $2.3 billion. Total subordinated notes issued to Citicorp that were outstanding at September 30, 2004 and December 31, 2003 and included in Citibank's Tier 2 Capital amounted to $13.4 billion and $12.3 billion, respectively.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004. The Basel Committee has added an additional year of impact analysis and parallel testing for banks adopting the advanced approaches, with implementation extended until year-end 2007. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and BHCs. Citigroup and Citicorp are assessing the impact of these future capital standards, while continuing to participate in efforts to refine the U.S. standards and monitor the progress of related Basel initiatives.

        On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements includable in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill. Under these proposed rules Citicorp currently would have less than 3% against this limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally-active BHCs (such as Citicorp) would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill. Under this 15% limit, Citicorp would be able to retain the full amount of its trust preferred securities within Tier 1 Capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include cash capital (defined as core deposits, long-term liabilities, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. On a combined basis at the holding company level, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        As of September 30, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $10.5 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30,

2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $8.9 billion of the available $10.5 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 50.

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

        Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $538.3 billion at September 30, 2004. Citicorp's deposits represent 60% and 58% of total funding at September 30, 2004 and December 31, 2003, respectively. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates), and CitiFinancial Credit Company, which includes WMF. Citicorp has guaranteed various debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup and Citicorp, both of which are bank holding companies, maintain liquidity reserves of cash and securities to support their combined outstanding commercial paper.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of September 30, 2004 that matures in 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility agreement). At September 30, 2004, this requirement was exceeded by approximately $69.6 billion.

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

        Citicorp uses its liquidity to service debt obligations, to pay dividends to its stockholder, to support organic growth, and to fund acquisitions. Each of Citicorp's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates.

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

        Our credit card receivable and mortgage loan securitizations are organized as Qualifying SPEs (QSPEs) and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

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

        At September 30, 2004 and December 31, 2003, total assets in the off-balance sheet credit card trusts were $90 billion and $89 billion, respectively. Of those amounts at September 30, 2004 and December 31, 2003, $78 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $10.7 billion and $11.9 billion, respectively, is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans and additional retained securities issued by the trust totaling $1.6 billion and $1.1 billion at September 30, 2004 and December 31, 2003, respectively, are included in Citicorp's Consolidated Balance Sheet as Available-for-Sale securities. Citicorp retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.1 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.1 billion and $1.1 billion, respectively, at September 30, 2004 and December 31, 2003. The Company also recognized an interest-only strip of $891 million and $836 million at September 30, 2004 and December 31, 2003, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended September 30, 2004 and September 30, 2003, the Company recorded net gains of $146 million and $64 million, respectively, and $147 million and $279 million for the first nine months of 2004 and 2003, respectively, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At September 30, 2004 and December 31, 2003, the total amount of mortgage and other loan products securitized and outstanding was $261.4 billion and $141.1 billion, respectively. Servicing rights and other retained interests amounted to $5.0 billion and $2.7 billion at September 30, 2004 and December 31, 2003, respectively. The Company recognized gains related to the securitization of mortgages and other assets of $70 million and $187 million during the three months ended September 30, 2004 and 2003, respectively, and $154 million and $508 million during the first nine months of 2004 and 2003, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. These non-consolidation conclusions were not changed upon the adoption of FIN 46 (revised December 2003) (FIN 46-R) in the first quarter of 2004. At September 30, 2004 and December 31, 2003, total assets in the unconsolidated conduits were $45 billion and $44 billion, respectively, and liabilities were $45 billion and $44 billion, respectively. One conduit with assets of $675 million at September 30, 2004 and $823 million at December 31, 2003 is consolidated.

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

        See Note 10 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitment as of September 30, 2004 and December 31, 2003. Further details are included in the footnotes.

In millions of dollars	September 30, 2004	December 31, 2003
Financial standby letters of credit and foreign office guarantees	$37,220	$36,065
Performance standby letters of credit and foreign office guarantees	8,440	8,101
Commercial and similar letters of credit	5,781	4,411
One- to four-family residential mortgages	6,358	3,599
Revolving open-end loans secured by one- to four-family residential properties	14,348	14,007
Commercial real estate, construction and land development	1,790	1,322
Credit card lines(1)	757,596	739,162
Commercial and other consumer loan commitments(2)	250,691	221,024

Total	$1,082,224	$1,027,691

(1)
Credit card lines are unconditionally cancelable by the issuer.
(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $133 billion and $130 billion with original maturity of less than one year at September 30, 2004 and December 31, 2003, respectively.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: global economic conditions; sovereign or regulatory actions, including actions taken by the Argentine government associated with its anticipated debt restructuring; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the impact of the sanctions on Citibank Japan's operations by the Financial Services Agency of Japan; the credit performance of the portfolios; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect of acquisitions; and the resolution of legal proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003(1)	2004	2003(1)
Interest revenue
Loans, including fees	$11,023	$9,066	$32,601	$27,772
Deposits with banks	70	155	420	711
Federal funds sold and securities purchased under agreements to resell	89	73	285	238
Investments, including dividends	1,516	1,304	4,116	3,610
Trading account assets	481	365	1,426	1,096
Loans held-for-sale	469	336	747	773

	13,648	11,299	39,595	34,200

Interest expense
Deposits	2,477	1,863	6,455	5,648
Trading account liabilities	24	23	77	46
Purchased funds and other borrowings	592	139	1,580	1,032
Long-term debt	1,126	893	3,127	2,715

	4,219	2,918	11,239	9,441

Net interest revenue	9,429	8,381	28,356	24,759
Benefits, claims, and credit losses
Policyholder benefits and claims	122	113	375	409
Provision for credit losses	1,028	1,614	4,848	5,850

Total benefits, claims, and credit losses	1,150	1,727	5,223	6,259

Net interest revenue after benefits, claims, and credit losses	8,279	6,654	23,133	18,500

Fees, commissions, and other revenue
Fees and commissions	2,761	3,105	9,429	8,595
Foreign exchange	602	775	1,532	2,612
Trading account	(415)	92	459	(221)
Investment transactions	241	80	526	320
Other revenue	2,324	1,334	6,593	4,590

	5,513	5,386	18,539	15,896

Operating expense
Salaries	2,892	2,531	8,517	7,778
Employee benefits	649	557	1,975	1,714

Total employee and related expenses	3,541	3,088	10,492	9,492
Net premises and equipment	1,097	894	3,112	2,671
Restructuring-related items	—	(11)	(3)	(24)
Other expense	2,918	2,662	9,939	7,677

	7,556	6,633	23,540	19,816

Income before income taxes and minority interest	6,236	5,407	18,132	14,580
Income taxes	1,802	1,579	5,525	4,339
Minority interest, net of income taxes	37	162	149	239

Net income	$4,397	$3,666	$12,458	$10,002

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks	$19,743	$16,707
Deposits at interest with banks	23,414	19,777
Federal funds sold and securities purchased under agreements to resell	18,269	18,797
Trading account assets (including $3,000 and $2,078 pledged to creditors at September 30, 2004 and December 31, 2003, respectively)	81,223	85,681
Investments (including $12,890 and $10,126 pledged to creditors at September 30, 2004 and December 31, 2003, respectively)	140,710	124,292
Loans held-for-sale	16,288	9,229
Loans, net of unearned income
Consumer	408,376	379,932
Corporate	112,999	99,037

Loans, net of unearned income	521,375	478,969
Allowance for credit losses	(12,034)	(12,643)

Total loans, net	509,341	466,326
Goodwill	28,258	25,302
Intangible assets	15,206	12,924
Premises and equipment, net	8,656	6,514
Interest and fees receivable	5,956	5,075
Other assets	32,533	29,479

Total assets	$899,597	$820,103

Liabilities
Non-interest-bearing deposits in U.S. offices	$31,008	$30,214
Interest-bearing deposits in U.S. offices	156,803	146,713
Non-interest-bearing deposits in offices outside the U.S.	27,602	23,405
Interest-bearing deposits in offices outside the U.S.	322,838	278,162

Total deposits	538,251	478,494
Trading account liabilities	41,170	53,455
Purchased funds and other borrowings	72,559	66,361
Accrued taxes and other expense	11,787	9,985
Long-term debt	114,942	102,234
Other liabilities	31,309	27,780
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,544	40,203
Retained earnings	53,007	43,998
Accumulated other changes in equity from nonowner sources	(3,972)	(2,407)

Total stockholder's equity	89,579	81,794

Total liabilities and stockholder's equity	$899,597	$820,103

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars
	2004	2003
Balance at beginning of period	$81,794	$73,540
Net income	12,458	10,002
Net change in unrealized gains and losses on investment securities, after-tax	(480)	299
Net change in foreign currency translation adjustment, after-tax	(477)	(1,039)
Net change for cash flow hedges, after-tax	(608)	(443)

Total changes in equity from nonowner sources	10,893	8,819
Dividends paid	(3,449)	(4,117)
Employee benefit plans and other activity	341	196

Balance at end of period	$89,579	$78,438

Summary of changes in equity from nonowner sources
Net income	$12,458	$10,002
Other changes in equity from nonowner sources	(1,565)	(1,183)

Total changes in equity from nonowner sources	$10,893	$8,819

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars
	2004	2003
Cash flows from operating activities
Net income	$12,458	$10,002
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	4,848	5,850
Depreciation and amortization of premises and equipment	1,232	934
Restructuring-related items	(3)	(24)
Venture capital activity	(218)	99
Net gain on sale of securities	(526)	(320)
Changes in accruals and other, net	(3,221)	292
Net increase in loans held for sale	(4,353)	(1,868)
Net decrease (increase) in trading account assets	6,235	(15,473)
Net (decrease) increase in trading account liabilities	(12,793)	8,094

Total adjustments	(8,799)	(2,416)

Net cash provided by operating activities	3,659	7,586

Cash flows from investing activities
Net increase in deposits at interest with banks	(1,700)	(5,123)
Securities—available for sale and short-term and other
Purchases	(124,726)	(144,616)
Proceeds from sales	76,984	85,226
Maturities	38,098	52,621
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	962	(17,403)
Net increase in loans	(32,636)	(19,112)
Proceeds from sales of loans	9,928	15,006
Business acquisitions	(3,677)	—
Capital expenditures on premises and equipment	(1,833)	(1,166)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	2,523	956

Net cash used in investing activities	(36,077)	(33,611)

Cash flows from financing activities
Net increase in deposits	37,509	23,966
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	3,223	(9,449)
Net (decrease) increase in commercial paper and funds borrowed	(4,779)	9,591
Proceeds from issuance of long-term debt	17,737	30,353
Repayment of long-term debt	(14,775)	(17,430)
Dividends paid	(3,449)	(4,117)

Net cash provided by financing activities	35,466	32,914

Effect of exchange rate changes on cash and due from banks	(12)	311

Net increase in cash and due from banks	3,036	7,200
Cash and due from banks at beginning of period	16,707	13,724

Cash and due from banks at end of period	$19,743	$20,924

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,106	$7,743
Income taxes	3,551	3,401
Non-cash investing activities:
Transfers to repossessed assets	$612	$808

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks	$15,975	$13,330
Deposits at interest with banks	22,130	19,426
Federal funds sold and securities purchased under agreements to resell	16,594	16,869
Trading account assets (including $43 and $258 pledged to creditors at September 30, 2004 and December 31, 2003, respectively)	76,074	79,871
Investments (including $1,874 and $1,043 pledged to creditors at September 30, 2004 and December 31, 2003, respectively)	101,622	87,182
Loans held-for-sale	8,764	2,940
Loans, net of unearned income	362,798	324,477
Allowance for credit losses	(8,487)	(8,709)

Total loans, net	354,311	315,768
Goodwill	8,802	6,610
Intangible assets	11,380	9,184
Premises and equipment, net	5,960	3,964
Interest and fees receivable	4,773	3,791
Other assets	24,960	23,188

Total assets	$651,345	$582,123

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,139	$22,372
Interest-bearing deposits in U.S. offices	99,340	91,860
Non-interest-bearing deposits in offices outside the U.S.	23,911	18,499
Interest-bearing deposits in offices outside the U.S.	291,590	248,504

Total deposits	436,980	381,235
Trading account liabilities	40,813	52,718
Purchased funds and other borrowings	51,484	42,479
Accrued taxes and other expense	8,778	7,599
Long-term debt and subordinated notes	39,959	32,779
Other liabilities	22,178	19,360
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	25,903	24,831
Retained earnings	24,390	19,515
Accumulated other changes in equity from nonowner sources(1)	(1,841)	(1,094)

Total stockholder's equity	51,153	45,953

Total liabilities and stockholder's equity	$651,345	$582,123

(1)
Amounts at September 30, 2004 and December 31, 2003 include the after-tax amounts for net unrealized gains (losses) on investment securities of $199 million and $201 million, respectively, for foreign currency translation of ($2.243) billion and ($2.028) billion, respectively, and for cash flow hedges of $203 million and $733 million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2004 and for the three-and nine-month period ended September 30, 2004 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2003 Annual Report on Form 10-K.

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

        Under FSP FAS 106-1, the Company elected to defer the accounting for the effects of the Act. However, Citigroup believes that our plans are eligible for the subsidy and decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 did not have a material effect on the Company's Consolidated Financial Statements.

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

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citicorp revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was approximately $78 million pretax reduction in revenue, net of amortization, across all of the Company's businesses during the first nine months of 2004. This revenue will be recognized over the life of the transactions, which an average is approximately five years.

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

Future Application of Accounting Standards

Other-Than-Temporary Impairments of Certain Investments

        On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

        The FASB will be issuing implementation guidance related to this topic. Once issued, Citicorp will evaluate the impact of adopting EITF 03-1.

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

        SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor's initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as an impairment.

3.    Business Developments and Combinations

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to close in the first quarter of 2005, subject to applicable regulatory approvals. The transaction will establish Citigroup's retail banking presence in Texas, giving Citigroup over 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state. The operations of FAB will be integrated into the businesses of Citicorp.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.65% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

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

        The transaction includes approximately $6.5 billion in assets and also included $102 million of franchise premium. These amounts are subject to the finalization of the purchase price allocation. The operations of PRMI were integrated into the businesses of Citicorp.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The operations of WMF were integrated into the businesses of Citicorp.

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

Goodwill and Intangible Assets

        In connection with the acquisition of Principal Residential Mortgage, Inc. during the third quarter of 2004, the Company recorded approximately $102 million of goodwill as well as approximately $2.2 billion in mortgage servicing right intangibles. During the second quarter of 2004, the Company recorded approximately $2.2 billion of goodwill, $170 million of customer relationship intangibles, $81 million of core deposit intangibles and $41 million of other intangibles in connection with the KorAm acquisition. In the first quarter of 2004, the Company recorded approximately $890 million of goodwill and $140 million of customer relationship intangibles for the WMF acquisition. Subsequently, $130 million of the WMF goodwill was reclassed during the 2004 second quarter to establish a deferred tax asset. The Company also recorded in the first quarter of 2004, approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio. The goodwill and intangible amounts associated with these acquisitions are subject to the finalization of the purchase price allocations.

        All identifiable intangible assets associated with these acquisitions are generally being amortized over a period of seven to twenty years. The Company's intangible assets amortization expense was $414 million and $269 million for the three months ended September 30, 2004 and 2003, and $1.1 billion and $841 million for the nine months ended September 30, 2004 and 2003, respectively.

        For the quarter and nine months ended September 30, 2004 and 2003 no goodwill was impaired or written off.

4.    Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)		Identifiable Assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2004	Dec. 31, 2003(2)
	2004	2003(2)	2004	2003(2)	2004	2003(2)
Global Consumer	$11,181	$9,633	$1,465	$1,216	$2,937	$2,355	$489	$444
Global Corporate and Investment Bank	2,547	2,686	365	325	973	922	342	312
Global Investment Management	886	714	31	53	253	55	54	50
Proprietary Investment Activities	246	457	55	144	103	109	7	7
Corporate/Other	82	277	(114)	(159)	131	225	8	7

Total	$14,942	$13,767	$1,802	$1,579	$4,397	$3,666	$900	$820

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)
	Nine Months Ended September 30,
In millions of dollars
	2004	2003(2)	2004	2003(2)	2004	2003(2)
Global Consumer	$33,692	$28,327	$4,037	$3,122	$8,310	$6,452
Global Corporate and Investment Bank	9,125	8,403	1,100	931	2,869	2,689
Global Investment Management	2,637	2,299	205	168	658	396
Proprietary Investment Activities	833	714	200	206	355	164
Corporate/Other	608	912	(17)	(88)	266	301

Total	$46,895	$40,655	$5,525	$4,339	$12,458	$10,002

(1)
Results in the 2004 third quarter and nine-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.5 billion and $5.8 billion, respectively, in Global Corporate and Investment Bank of ($405) million and ($812) million, respectively, and in Global Investment Management of $89 million and $258 million, respectively. Corporate/Other recorded a pretax provision of $2 million for both periods. The 2004 nine-month period reflects a pretax credit for benefits, claims, and credit losses in Proprietary Investment Activities of ($1) million. The 2003 third quarter and nine-month period results reflects pretax provisions (credits) for benefits, claims and credit losses in Global Consumer of $1.6 billion and $5.5 billion, respectively, in Global Corporate and Investment Bank of $78 million and $492 million, respectively, and in Global Investment Management of $67 million and $264 million, respectively. Proprietary Investment Activities recorded a provision of $1 million for the nine-month period of 2003. Corporate/Other recorded a pretax credit of ($2) million and ($4) million for the 2003 third quarter and nine-month period, respectively.

(2)
Reclassified to conform to the current period's presentation.

5.    Investments

In millions of dollars	September 30, 2004	December 31, 2003
Fixed maturities, primarily available-for-sale at fair value	$130,260	$115,604
Equity securities, primarily at fair value	6,239	4,720
Venture capital, at fair value	3,823	3,605
Short-term and other	388	363

	$140,710	$124,292

        The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004				December 31, 2003(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$89	$—	$—	$89	$54	$54

Fixed maturity securities available-for-sale
U.S. Treasury and Federal agencies	37,728	152	245	37,635	40,868	41,010
State and municipal	8,319	552	17	8,854	7,557	8,113
Foreign government	57,388	340	217	57,511	43,500	44,119
U.S. corporate	10,577	127	295	10,409	8,240	8,064
Other debt securities	15,654	135	27	15,762	14,120	14,244

	129,666	1,306	801	130,171	114,285	115,550

Total fixed maturities	$129,755	$1,306	$801	$130,260	$114,339	$115,604

Equity securities(3)	$6,030	$219	$10	$6,239	$4,558	$4,720

(1)
At December 31, 2003, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.018 billion and $591 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Nine Months Ended September 30,
In millions of dollars
	2004	2003
Net realized investment gains (losses)	$57	$276
Gross unrealized gains	596	550
Gross unrealized (losses)	(318)	(313)

Net realized and unrealized gains (losses)	$335	$513

6.    Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	September 30, 2004	December 31, 2003
Trading account assets
U.S. Treasury and Federal agency securities	$3,531	$7,583
Foreign government securities, corporate and other debt securities	41,798	31,929
Derivative and other contractual commitments	35,894	46,169

Total trading account assets	$81,223	$85,681

Trading account liabilities
Securities sold, not yet purchased	$7,649	$6,682
Derivative and other contractual commitments(1)	33,521	46,773

Total trading account liabilities	$41,170	$53,455

(1)
Net of master netting agreements.

7.    Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2004	2003	Total
Original charges	$1	$—	$1

Acquisitions during:(1)
Third quarter 2004	17	—	17
Second quarter 2004	33	—	33
First quarter 2004	21	—	21
2003	—	82	82

	71	82	153

Utilization during:(2)
Third quarter 2004	(10)	(10)	(20)
Second quarter 2004	(15)	(26)	(41)
First quarter 2004	—	—	—
2003	—	—	—

	(25)	(36)	(61)

Other	—	—	—

Balance at September 30, 2004	$47	$46	$93

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During the first nine months of 2004, Citicorp recognized $1 million of restructuring charges for WMF and $71 million in the purchase price allocations of WMF, KorAm, and PRMI.

        Of the $71 million, $17 million was recorded in the third quarter of 2004 as a liability in the purchase price allocation of PRMI for the integration of its operations. Of the $17 million, $9 million was related to employee severance and $8 million related to leasehold and other contractual obligations.

        During the second quarter of 2004, $33 million was recorded as a liability in the purchase price allocation of KorAm for the integration of its operations. Of the $33 million, $26 million was related to employee severance and $7 million related to leasehold and other contractual obligations.

        In addition, $21 million was recognized in the first quarter of 2004 as a liability in the purchase price allocation of WMF for the integration of its operations and operating platforms within the Global Consumer businesses. Of the $21 million, $4 million was related to employee severance and $17 million related to exiting leasehold and other contractual obligations.

        Through September 30, 2004, the 2004 restructuring reserve utilization was $25 million, of which $5 million was related to severance, $4 million related to leasehold and other exit costs that have been paid in cash, and $16 million is legally obligated. In addition, approximately 125 and 110 gross staff positions have been eliminated in connection with the WMF acquisition and PRMI acquisition, respectively.

        During 2003, Citicorp recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million was related to employee severance and $35 million was related to exiting leasehold and other contractual obligations. Through September 30, 2004, the 2003 restructuring reserve utilization was $36 million, which included $19 million of severance, $1 million related to leasehold and other exit costs that have been paid in cash, and $16 million is legally obligated. Through September 30, 2004, approximately 2,530 gross staff positions have been eliminated under this program.

        Restructuring-related items included in the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Restructuring charges	$—	$—	$1	$—
Changes in estimates	—	(11)	(4)	(24)

Total restructuring-related items	$—	$(11)	$(3)	$(24)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates are attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. There were no changes in estimates during the third and second quarters of 2004. There was a reduction of prior restructuring initiative of $4 million, offset by the $1 million restructuring charge for WMF during the 2004 first quarter. Changes in estimates during the first, second and third quarters of 2003 resulted in a reduction of reserves for prior restructuring initiatives of $12 million, $1 million and $11 million, respectively.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citicorp's 2003 Annual Report on Form 10-K.

8.    Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-, six- and nine-month periods ended March 31, 2004, June 30, 2004, and September 30, 2004 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2003	$948	$(4,234)	$879	$(2,407)
Increase in net unrealized gains on investment securities, after-tax(1)	377	—	—	377
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(73)	—	—	(73)
Foreign currency translation adjustment, after-tax	—	90	—	90
Cash flow hedges, after-tax	—	—	(169)	(169)

Period change	304	90	(169)	225

Balance, March 31, 2004	$1,252	$(4,144)	$710	$(2,182)
Decrease in net unrealized gains on investment securities, after-tax(2)	(1,236)	—	—	(1,236)
Less: Reclassification adjustment for gains included in net income, after-tax(2)	(113)	—	—	(113)
Foreign currency translation adjustment, after-tax(3)	—	(653)	—	(653)
Cash flow hedges, after-tax	—	—	(137)	(137)

Period change	(1,349)	(653)	(137)	(2,139)

Balance, June 30, 2004	$(97)	$(4,797)	$573	$(4,321)
Increase in net unrealized gains on investment securities, after-tax(1)	722	—	—	722
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(157)	—	—	(157)
Foreign currency translation adjustment, after-tax	—	86	—	86
Cash flow hedges, after-tax	—	—	(302)	(302)

Current period change	565	86	(302)	349

Balance, September 30, 2004	$468	$(4,711)	$271	$(3,972)

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$152	$(198)	$(156)	$(111)
Net gain (loss) excluded from assessment of effectiveness(1)	105	(53)	456	(165)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	4	1	18	(14)
Net gain excluded from assessment of effectiveness(1)	—	—	—	2
Net Investment Hedges:
Net loss included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(172)	$(482)	$(57)	$(1,452)

(1)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and nine-month periods ended September 30, 2004 and 2003 can be summarized as follows (after-tax):

In millions of dollars	2004	2003
Balance at January 1,	$879	$1,454
Net gain (loss) from cash flow hedges	8	(28)
Net amounts reclassified to earnings	(177)	(164)

Balance at March 31,	$710	$1,262
Net gain (loss) from cash flow hedges	(11)	429
Net amounts reclassified to earnings	(126)	(220)

Balance at June 30,	$573	$1,471
Net loss from cash flow hedges	(263)	(280)
Net amounts reclassified to earnings	(39)	(180)

Balance at September 30,	$271	$1,011

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

        The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA, FHLMC, or GNMA or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$6.4	$16.2	$0.3	$2.4	$17.5	$—
Proceeds from collections reinvested in new receivables	40.3	—	—	37.0	—	—
Servicing fees received	0.4	0.2	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.3	—	—	1.1	—	—

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$12.9	$41.2	$0.7	$12.0	$37.2	$0.4
Proceeds from collections reinvested in new receivables	117.4	—	—	106.1	—	—
Servicing fees received	1.1	0.5	—	1.0	0.2	—
Cash flows received on retained interests and other net cash flows	3.8	—	—	3.1	—	—

(1)
Other includes auto loans and other assets.

        The Company recognized gains on securitizations of mortgages of $39 million and $187 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $90 million and $485 million during the first nine months of 2004 and 2003, respectively. In the third quarter and first nine months of 2004 the Company recorded gains of $146 million and $147 million, respectively, and $64 million and $279 million, respectively, during the third quarter and first nine months of 2003 related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the third quarter and first nine months of 2004 were $31 million and $64 million, respectively. No gains were recognized on the securitization of other assets during the third quarter of 2003; however, gains of $23 million were recognized during the first nine months of 2003.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended September 30, 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other
Discount rate	10.0% to 12.3%	10.2%
Constant prepayment rate	14.0% to 17.5%	9.9%
Anticipated net credit losses	5.6% to 10.0%	6.6%

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

        At September 30, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at September 30, 2004:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0% to 12.3%	14.0% to 17.5%	4.8% to 10.0%
Mortgages and other	11.1%	17.0%	5.5%
Auto loans	15.0%	22.7% to 25.2%	14.7% to 17.1%
In millions of dollars	September 30, 2004
Carrying value of retained interests	$7,369

Discount rate
+10%	$(120)
+20%	$(237)

Constant prepayment rate
+10%	$(391)
+20%	$(735)

Anticipated net credit losses
+10%	$(222)
+20%	$(445)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at September 30, 2004 and December 31, 2003, and credit losses, net of recoveries, for the three-month and nine-month periods ended September 30, 2004 and 2003.

Credit Card Receivables

In billions of dollars	September 30, 2004	December 31, 2003
Principal amounts, at period end:
Total managed	$157.3	$158.4
Securitized amounts	(79.9)	(76.1)
Loans held-for-sale	(7.5)	—

On-balance sheet	$69.9	$82.3

In millions of dollars
Delinquencies, at period end:
Total managed	$2,842	$3,392
Securitized amounts	(1,142)	(1,421)
Loans held-for-sale	(176)	—

On-balance sheet	$1,524	$1,971

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Credit losses, net of recoveries:
Total managed	$2,142	$1,789	$7,069	$5,508
Securitized amounts	(1,122)	(1,127)	(3,691)	(3,310)
Loans held-for-sale	(128)	(83)	(174)	(210)

On-balance sheet	$892	$579	$3,204	$1,988

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.310 billion, $1.980 billion and $1.625 billion at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2004	2003	2004	2003
Balance, beginning of period	$2,469	$1,086	$1,980	$1,632
Originations	256	267	603	598
Purchases	2,362	165	2,558	165
Amortization	(213)	(109)	(422)	(368)
Gain (loss) on change in MSR value(1)	(13)	107	(7)	(84)
Provision for impairment(2) (3)	(551)	109	(402)	(318)

Balance, end of period	$4,310	$1,625	$4,310	$1,625

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.167 billion, $616 million, $859 million and $765 million at September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and $801 million, $910 million, $1.475 billion and $1.313 billion at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	September 30, 2004	December 31, 2003
Cash	$0.9	$0.2
Trading account assets	12.0	10.8
Investments	4.1	8.0
Loans	8.9	6.7
Other assets	0.8	1.4

Total assets of consolidated VIEs	$26.7	$27.1

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.1 billion related to VIEs newly-consolidated as a result of adopting FIN 46-R as of January 1, 2004 and $1.0 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $27.3 billion and $27.1 billion of total assets of VIEs consolidated by the Company at September 30, 2004 and December 31, 2003, respectively, $20.5 billion and $20.1 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $4.1 billion and $5.6 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.7 billion and $0.6 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. In addition, at December 31, 2003, $0.8 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company. In accordance with FIN 46-R, the trust preferred securities had been deconsolidated at March 31, 2004.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $780 million during the first quarter of 2004. The Company's liabilities to these trusts are included in long-term debt at September 30, 2004 and December 31, 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At September 30, 2004 and December 31, 2003, total assets in unconsolidated conduits were $44.8 billion and $44.3 billion, respectively. One conduit with assets of $675 million and $823 million is consolidated at September 30, 2004 and December 31, 2003, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $58.5 billion and $65.5 billion at September 30, 2004 and December 31, 2003, respectively, including $16.8 billion and $6.4 billion in investment-related transactions, $1.0 billion and $0.4 billion in mortgage-related transactions, $2.1 billion and $0.5 billion in CDO-type transactions, and $37.7 billion and $58.2 billion in structured finance and other transactions. Also included in the total unconsolidated VIEs were $0.9 billion in trust preferred securities at September 30, 2004.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $48.5 billion at September 30, 2004. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 12 to the Consolidated Financial Statements.

11.   Retirement Benefits

Retirement Benefits

        Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        Citicorp participates with affiliated companies in the Citigroup U.S. pension plans that resulted in net expense of $34 million and $26 million for the quarters ended September 30, 2004 and 2003, respectively, and $162 million and $78 million for the first nine months of 2004 and 2003, respectively. Citicorp's allocated share of the net expense was $56 million and $23 million for the quarters ended September 30, 2004 and 2003, respectively, and $92 million and $31 million for the first nine months of 2004 and 2003, respectively.

        The Company also has various defined benefit pension and termination indemnity plans covering employees outside the United States which resulted in net expense of $43 million and $111 million in the third quarter and first nine months of 2004, respectively, and $34 million and $102 million for the third quarter and first nine months of 2003, respectively.

        The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $20 million and $31 million for the three months ended September 30, 2004 and 2003, respectively, and $43 million and $53 million for the nine months ended September 30, 2004 and 2003, respectively.

        The Company's retirement benefit plans are described in more detail in Citigroup's 2003 Annual Report on Form 10-K.

12.    Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at September 30, 2004 and December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at September 30, 2004 and December 31, 2003:

	September 30, 2004
In billions of dollars except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$27.3	$9.9	$37.2	$37.2	$131.7
Performance guarantees	5.1	3.3	8.4	8.4	21.4
Derivative instruments	11.6	126.1	137.7	137.7	9,036.6
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.5	1.5	1.5	46.8
Securities lending indemnifications(1)	54.2	—	54.2	54.2	—
Credit card merchant processing(1)	27.7	—	27.7	27.7	—
Custody indemnifications(1)	16.9	—	16.9	16.9	—

Total	$142.8	$140.9	$283.7	$283.7	$9,236.5

	December 31, 2003
In billions of dollars except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$18.3	$17.8	$36.1	$36.1	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	20.7	89.7	110.4	110.4	12,411.8
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.0	$130.7	$252.7	$252.7	$12,598.3

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

        At September 30, 2004 and December 31, 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $283.7 billion and $252.7 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citicorp's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis as the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citicorp may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At September 30, 2004 and December 31, 2003, respectively, the Company held as collateral approximately $5 million and $26 million, respectively, of merchant escrow deposits and also had $140 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At September 30, 2004 and December 31, 2003, this maximum potential exposure was estimated to be $27.7 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience.

        At September 30, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2004, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2004 or December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2004 and December 31, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $9.2 billion and $12.6 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at September 30, 2004 and December 31, 2003, other liabilities includes an allowance for credit losses of $600 million, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.1 billion and $38.3 billion at September 30, 2004 and December 31, 2003, respectively. Securities and other marketable assets held as collateral amounted to $29.7 billion and $29.6 billion and letters of credit in favor of the Company held as collateral amounted to $1.9 billion and $1.5 billion at September 30, 2004 and December 31, 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

13.    Contingencies

        In addition to the matters described under Part II, Item 1 of this Form 10-Q, Citicorp and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. Although the Company's management believes the ultimate resolution of these lawsuits and other proceedings is not likely to have a material adverse effect on the consolidated financial condition of the Company, such resolution may be material to the Company's operating results for any particular period.

14.    Related Party Balances

        The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are both short-term and long-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

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

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of September 30, 2004 that matures in 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility agreement). At September 30, 2004, this requirement was exceeded by approximately $69.6 billion.

Condensed Consolidating Statement of Income (Unaudited)

	Three Months Ended September 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$1,735	$—	$—	$—	$(1,735)	$—
Interest from subsidiaries	394	—	—	(394)	—	—
Interest on loans, including fees—third party	—	1,889	2,164	8,859	(1,889)	11,023
Interest on loans, including fees—intercompany	—	—	22	(22)	—	—
Other interest revenue	—	40	49	2,576	(40)	2,625
Fees, commissions and other revenue—third party	1	156	183	5,329	(156)	5,513
Fees, commissions and other revenue—intercompany	—	(6)	—	—	6	—

	2,130	2,079	2,418	16,348	(3,814)	19,161

Expense
Interest on other borrowed funds—third party	575	—	8	33	—	616
Interest on other borrowed funds—intercompany	—	20	5	(5)	(20)	—
Interest and fees paid to subsidiaries	9	—	—	(9)	—	—
Interest on long-term debt—third party	—	78	199	927	(78)	1,126
Interest on long-term debt—intercompany	—	459	394	(394)	(459)	—
Interest on deposits	—	4	5	2,472	(4)	2,477
Benefits, claims and credit losses	—	415	468	682	(415)	1,150
Other expense—third party	7	403	448	7,101	(403)	7,556
Other expense—intercompany	—	26	27	(27)	(26)	—

	591	1,405	1,554	10,780	(1,405)	12,925

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	1,539	674	864	5,568	(2,409)	6,236
Income taxes (benefits)	(213)	238	151	1,864	(238)	1,802
Minority interest, net of income taxes	—	—	—	37	—	37
Equity in undistributed income of subsidiaries	2,645	—	—	—	(2,645)	—

Net income	$4,397	$436	$713	$3,667	$(4,816)	$4,397

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income (Unaudited)

	Three Months Ended September 30, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$311	$—	$—	$—	$(311)	$—
Interest from subsidiaries	357	—	—	(357)	—	—
Interest on loans, including fees—third party	—	1,713	1,994	7,072	(1,713)	9,066
Interest on loans, including fees—intercompany	—	(113)	21	(21)	113	—
Other interest revenue	—	45	67	2,166	(45)	2,233
Fees, commissions and other revenue—third party	2	155	171	5,213	(155)	5,386
Fees, commissions and other revenue—intercompany	—	8	33	(33)	(8)	—

	670	1,808	2,286	14,040	(2,119)	16,685

Expense
Interest on other borrowed funds—third party	468	—	9	(315)	—	162
Interest on other borrowed funds—intercompany	—	97	4	(4)	(97)	—
Interest and fees paid to subsidiaries	9	—	—	(9)	—	—
Interest on long-term debt—third party	—	57	264	629	(57)	893
Interest on long-term debt—intercompany	—	416	300	(300)	(416)	—
Interest on deposits	—	3	4	1,859	(3)	1,863
Benefits, claims and credit losses	—	453	497	1,230	(453)	1,727
Other expense—third party	1	400	514	6,118	(400)	6,633
Other expense—intercompany	—	48	54	(54)	(48)	—

	478	1,474	1,646	9,154	(1,474)	11,278

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	192	334	640	4,886	(645)	5,407
Income tax (benefit)	(365)	124	233	1,711	(124)	1,579
Minority interest, net of income taxes	—	—	—	162	—	162
Equity in undistributed income of subsidiaries	3,109	—	—	—	(3,109)	—

Net income	$3,666	$210	$407	$3,013	$(3,630)	$3,666

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income (Unaudited)

	Nine Months Ended September 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$1,882	$—	$—	$—	$(1,882)	$—
Interest from subsidiaries	1,135	—	—	(1,135)	—	—
Interest on loans, including fees—third party	—	5,579	6,417	26,184	(5,579)	32,601
Interest on loans, including fees—intercompany	—	1	58	(58)	(1)	—
Other interest revenue	—	122	150	6,844	(122)	6,994
Fees, commissions and other revenue—third party	315	500	585	17,639	(500)	18,539
Fees, commissions and other revenue—intercompany	—	4	12	(12)	(4)	—

	3,332	6,206	7,222	49,462	(8,088)	58,134

Expense
Interest on other borrowed funds—third party	1,660	1	30	(33)	(1)	1,657
Interest on other borrowed funds—intercompany	—	224	9	(9)	(224)	—
Interest and fees paid to subsidiaries	35	—	—	(35)	—	—
Interest on long-term debt—third party	—	218	622	2,505	(218)	3,127
Interest on long-term debt—intercompany	—	1,197	1,079	(1,079)	(1,197)	—
Interest on deposits	—	9	11	6,444	(9)	6,455
Benefits, claims and credit losses	—	1,450	1,620	3,603	(1,450)	5,223
Other expense—third party	16	1,374	1,568	21,956	(1,374)	23,540
Other expense—intercompany	—	80	95	(95)	(80)	—

	1,711	4,553	5,034	33,257	(4,553)	40,002

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	1,621	1,653	2,188	16,205	(3,535)	18,132
Income taxes (benefits)	(341)	596	634	5,232	(596)	5,525
Minority interest, net of income taxes	—	—	—	149	—	149
Equity in undistributed income of subsidiaries	10,496	—	—	—	(10,496)	—

Net income	$12,458	$1,057	$1,554	$10,824	$(13,435)	$12,458

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Income Statement (Unaudited)

	Nine Months Ended September 30, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$5,195	$—	$—	$—	$(5,195)	$—
Interest from subsidiaries	1,061	—	—	(1,061)	—	—
Interest on loans, including fees—third party	1	5,106	5,950	21,821	(5,106)	27,772
Interest on loans, including fees—intercompany	—	2	63	(63)	(2)	—
Other interest revenue	—	117	177	6,251	(117)	6,428
Fees, commissions and other revenues—third party	6	495	610	15,280	(495)	15,896
Fees, commissions and other revenues—intercompany	—	24	51	(51)	(24)	—

	6,263	5,744	6,851	42,177	(10,939)	50,096

Expense
Interest on other borrowed funds—third party	1,341	—	34	(297)	—	1,078
Interest on other borrowed funds—intercompany	—	210	8	(8)	(210)	—
Interest and fees paid to subsidiaries	35	—	—	(35)	—	—
Interest on long-term debt—third party	—	172	827	1,888	(172)	2,715
Interest on long-term debt—intercompany	—	1,382	874	(874)	(1,382)	—
Interest on deposits	—	9	11	5,637	(9)	5,648
Benefits, claims, and credit losses	—	1,375	1,578	4,681	(1,375)	6,259
Other expense—third party	23	1,281	1,633	18,160	(1,281)	19,816
Other expense—intercompany	—	48	65	(65)	(48)	—

	1,399	4,477	5,030	29,087	(4,477)	35,516

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	4,864	1,267	1,821	13,090	(6,462)	14,580
Income tax (benefit)	(585)	463	665	4,259	(463)	4,339
Minority interest, net of income taxes	—	—	—	239	—	239
Equity in undistributed income of subsidiaries	4,553	—	—	—	(4,553)	—

Net income	$10,002	$804	$1,156	$8,592	$(10,552)	$10,002

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Balance Sheet (Unaudited)

	September 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$377	$560	$19,183	$(377)	$19,743
Cash and due from banks—intercompany	6	85	140	(146)	(85)	—
Deposits at interest with banks—third party	—	—	1	23,413	—	23,414
Deposits at interest with banks—intercompany	2,980	—	206	(3,186)	—	—
Investments	55	3,312	4,121	136,534	(3,312)	140,710
Loans, net of unearned income—third party	—	67,951	77,979	443,396	(67,951)	521,375
Loans, net of unearned income—intercompany	—	4,716	4,659	(4,659)	(4,716)	—
Allowance for credit losses	—	(1,138)	(1,336)	(10,698)	1,138	(12,034)

Total loans, net	—	71,529	81,302	428,039	(71,529)	509,341
Advances to subsidiaries	43,745	—	—	(43,745)	—	—
Investments in subsidiaries	100,777	—	—	—	(100,777)	—
Other assets—third party	2,653	5,476	8,550	195,186	(5,476)	206,389
Other assets—intercompany	—	27	62	(62)	(27)	—

Total assets	$150,216	$80,806	$94,942	$755,216	$(181,583)	$899,597

Liabilities and stockholder's equity
Deposits	$—	$1,077	$1,314	$536,937	$(1,077)	$538,251
Purchased funds and other borrowings—third party	11,023	131	1,170	60,366	(131)	72,559
Purchased funds and other borrowings—intercompany	—	9,811	1,990	(1,990)	(9,811)	—
Long-term debt—third party	48,129	7,131	19,285	47,528	(7,131)	114,942
Long-term debt—intercompany	—	49,339	61,542	(61,542)	(49,339)	—
Advances from subsidiaries	453	—	—	(453)	—	—
Other liabilities—third party	985	2,198	2,265	81,016	(2,198)	84,266
Other liabilities—intercompany	47	646	353	(400)	(646)	—
Stockholder's equity	89,579	10,473	7,023	93,754	(111,250)	89,579

Total liabilities and stockholder's equity	$150,216	$80,806	$94,942	$755,216	$(181,583)	$899,597

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Balance Sheet

	December 30, 2003
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

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by (used in) operating activities	$1,465	$2,293	$2,813	$(619)	$(2,293)	$3,659

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	—	(1,922)	(1,827)	(122,899)	1,922	(124,726)
Proceeds from sales	34	1,540	1,465	75,485	(1,540)	76,984
Maturities	—	255	315	37,783	(255)	38,098
Changes in investments and advances—intercompany	2,702	(598)	(549)	(2,153)	598	—
Net increase in loans	—	(10,228)	(10,109)	(22,527)	10,228	(32,636)
Proceeds from sales of loans	—	—	—	9,928	—	9,928
Business acquisitions	—	—	—	(3,677)	—	(3,677)
Other investing activities	—	—	(184)	136	—	(48)

Net cash provided by (used in) investing activities	2,736	(10,953)	(10,889)	(27,924)	10,953	(36,077)

Cash flows from financing activities
Net increase in deposits	—	67	—	37,509	(67)	37,509
Net change in purchased funds and other borrowings—third party	(2,109)	14	(556)	1,109	(14)	(1,556)
Net change in purchased funds, other borrowings and advances—intercompany	(882)	(663)	6,990	(6,108)	663	—
Proceeds from (repayments of) long-term debt—third party, net	2,233	4,189	1,626	(897)	(4,189)	2,962
Proceeds from issuance of long-term debt—intercompany, net	—	5,058	—	—	(5,058)	—
Dividends paid	(3,449)	—	—	—	—	(3,449)

Net cash (used in) provided by financing activities	(4,207)	8,665	8,060	31,613	(8,665)	35,466

Effect of exchange rate changes on cash and due from banks	—	—	—	(12)	—	(12)

Net (decrease) increase in cash and due from banks	(6)	5	(16)	3,058	(5)	3,036
Cash and due from banks at beginning of period	12	457	716	15,979	(457)	16,707

Cash and due from banks at end of period	$6	$462	$700	$19,037	$(462)	$19,743

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$946	$1,825	$2,035	$5,035	$(1,825)	$8,106
Income taxes	2,241	492	349	961	(492)	3,551
Non-cash investing activities:
Transfers to repossessed assets	—	781	570	42	(781)	612
Capital contributions to subsidiaries	361	—	—	(361)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$3,032	$2,740	$1,933	$2,621	$(2,740)	$7,586

Cash flows from investing activities
Securities—available for sale and short-term and other
Purchases	(4)	(3,037)	(2,460)	(142,152)	3,037	(144,616)
Proceeds from sales	274	2,010	2,035	82,917	(2,010)	85,226
Maturities	—	235	235	52,386	(235)	52,621
Changes in investments and advances—intercompany	(6,036)	763	—	6,036	(763)	—
Net increase in loans	—	(3,624)	(3,597)	(15,515)	3,624	(19,112)
Proceeds from sales of loans	—	—	—	15,006	—	15,006
Other investing activities	—	—	528	(23,264)	—	(22,736)

Net cash used in investing activities	(5,766)	(3,653)	(3,259)	(24,586)	3,653	(33,611)

Cash flows from financing activities
Net (decrease) increase in deposits	—	(1)	—	23,966	1	23,966
Net change in purchased funds and other borrowings—third party	(1,459)	(31)	(14)	1,615	31	142
Net change in purchased funds, other borrowings and advances—intercompany	(1,498)	3,488	3,716	(2,218)	(3,488)	—
Proceeds from (repayments of) of long-term debt—third party, net	9,796	(10,036)	(2,452)	5,579	10,036	12,923
Proceeds from issuance of long-term debt—intercompany, net	—	6,878	—	—	(6,878)	—
Dividends paid	(4,117)	—	—	—	—	(4,117)
Contributions from parent company	—	584	—	—	(584)	—

Net cash provided by financing activities	2,722	882	1,250	28,942	(882)	32,914

Effect of exchange rate changes on cash and due from banks	—	—	—	311	—	311

Net (decrease) increase in cash and due from banks	(12)	(31)	(76)	7,288	31	7,200
Cash and due from banks at beginning of period	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of period	$10	$499	$773	$20,141	$(499)	$20,924

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$805	$1,898	$2,064	$4,874	$(1,898)	$7,743
Income taxes	1,573	341	341	1,487	(341)	3,401
Non-cash investing activities:
Transfers to repossessed assets	—	845	845	(37)	(845)	808
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	4,000	(4,664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

FINANCIAL DATA SUPPLEMENT (UNAUDITED)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Quarterly(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003
Assets
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$283,579	$280,436	$237,732	$5,861	$5,994	$4,865	8.22	8.60	8.12
In offices outside the U.S.(6)	120,619	113,462	96,913	3,213	3,020	2,686	10.60	10.71	11.00

Total consumer loans	404,198	393,898	334,645	9,074	9,014	7,551	8.93	9.20	8.95

Corporate loans
In U.S. offices
Commercial and industrial	14,929	14,163	18,939	200	204	227	5.33	5.79	4.76
Lease financing	2,012	2,020	2,027	30	29	34	5.93	5.77	6.65
Mortgage and real estate	71	96	230	1	1	3	5.60	4.19	5.17
In offices outside the U.S.(6)	95,187	92,510	80,390	1,718	1,555	1,251	7.18	6.76	6.17

Total corporate loans	112,199	108,789	101,586	1,949	1,789	1,515	6.91	6.61	5.92

Total loans	516,397	502,687	436,231	11,023	10,803	9,066	8.49	8.64	8.25

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	6,307	6,193	4,938	24	14	11	1.51	0.91	0.88
In offices outside the U.S.(6)	10,384	12,164	9,443	65	70	62	2.49	2.31	2.60

Total	16,691	18,357	14,381	89	84	73	2.12	1.84	2.01

Investments
In U.S. offices
Taxable	54,715	55,262	57,062	426	396	556	3.10	2.88	3.87
Exempt from U.S. income tax	8,539	8,476	7,442	135	136	127	6.29	6.45	6.77
In offices outside the U.S.(6)	78,116	75,145	61,373	991	889	659	5.05	4.76	4.26

Total	141,370	138,883	125,877	1,552	1,421	1,342	4.37	4.12	4.23

Trading account assets(7)
In U.S. offices	21,063	20,449	11,353	235	249	140	4.44	4.90	4.89
In offices outside the U.S.(6)	22,603	21,308	17,986	246	249	225	4.33	4.70	4.96

Total	43,666	41,757	29,339	481	498	365	4.38	4.80	4.94

Loans held-for-sale, in U.S. offices	18,817	12,968	17,224	469	199	336	9.92	6.17	7.74

Deposits at interest with banks(6)	25,527	26,694	20,860	70	144	155	1.09	2.17	2.95

Total interest-earning assets	762,468	741,346	643,912	$13,684	$13,149	$11,337	7.14	7.13	6.99

Non-interest earning assets(7)	130,574	130,542	113,657

Total assets	$893,042	$871,888	$757,569

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

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Quarterly(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$128,507	$124,294	$119,060	$281	$222	$240	0.87	0.72	0.80
Other time deposits	31,679	29,425	31,650	256	236	122	3.21	3.23	1.53
In offices outside the U.S.(6)	320,063	305,746	254,049	1,940	1,645	1,297	2.41	2.16	2.03

Total	480,249	459,465	404,759	2,477	2,103	1,659	2.05	1.84	1.63

Trading account liabilities(7)
In U.S. offices	6,099	5,203	5,837	19	10	18	1.24	0.77	1.22
In offices outside the U.S.(6)	1,454	1,658	1,409	5	13	5	1.37	3.15	1.41

Total	7,553	6,861	7,246	24	23	23	1.26	1.35	1.26

Purchased funds and other borrowings
In U.S. offices	43,437	50,848	42,534	278	245	154	2.55	1.94	1.44
In offices outside the U.S.(6)	30,335	27,987	21,847	314	260	189	4.12	3.74	3.43

Total	73,772	78,835	64,381	592	505	343	3.19	2.58	2.11

Long-term debt
In U.S. offices	97,840	93,959	73,678	868	832	803	3.53	3.56	4.32
In offices outside the U.S.(6)	16,752	14,904	7,901	258	248	90	6.13	6.69	4.52

Total	114,592	108,863	81,579	1,126	1,080	893	3.91	3.99	4.34

Total interest-bearing liabilities	676,166	654,024	557,965	$4,219	$3,711	$2,918	2.48	2.28	2.07

Demand deposits in U.S. offices	3,850	4,248	5,743
Other non-interest bearing liabilities(7)	124,563	127,589	117,334
Total stockholder's equity	88,463	86,027	76,527

Total liabilities and stockholder's equity	$893,042	$871,888	$757,569

Net interest revenue as a percentage of average interest-earning assets(8)
In U.S. offices	$410,142	$400,378	$356,953	$5,504	$5,598	$4,907	5.34	5.62	5.45
In offices outside the U.S.	352,326	340,968	286,959	3,961	3,840	3,512	4.47	4.53	4.86

Total	$762,468	$741,346	$643,912	$9,465	$9,438	$8,419	4.94	5.12	5.19

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

(8)
Includes the allocations for capital and funding costs based on the location of the asset.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Nine Months(1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Nine Months 2004	Nine Months 2003	Nine Months 2004	Nine Months 2003	Nine Months 2004	Nine Months 2003
Assets
Loans (net of unearned income)(5)
Consumer loans
In U.S. offices	$280,091	$240,125	$18,207	$15,147	8.68	8.43
In offices outside the U.S.(6)	113,358	94,217	9,131	7,987	10.76	11.33

Total consumer loans	393,449	334,342	27,338	23,134	9.28	9.25

Corporate loans
In U.S. offices
Commercial and industrial	14,773	19,581	592	686	5.35	4.68
Lease financing	1,988	2,025	94	108	6.32	7.13
Mortgage and real estate	64	280	3	9	6.26	4.30
In offices outside the U.S.(6)	89,798	81,429	4,574	3,835	6.80	6.30

Total corporate loans	106,623	103,315	5,263	4,638	6.59	6.00

Total loans	500,072	437,657	32,601	27,772	8.71	8.48

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	6,439	4,287	53	33	1.10	1.03
In offices outside the U.S.(6)	12,537	7,085	232	205	2.47	3.87

Total	18,976	11,372	285	238	2.01	2.80

Investments
In U.S. offices
Taxable	54,775	57,353	1,237	1,365	3.02	3.18
Exempt from U.S. income tax	8,391	7,236	404	371	6.43	6.85
In offices outside the U.S.(6)	74,567	59,801	2,581	1,985	4.62	4.44

Total	137,733	124,390	4,222	3,721	4.09	4.00

Trading account assets(7)
In U.S. offices	18,771	8,448	686	346	4.88	5.48
In offices outside the U.S.(6)	21,583	17,547	740	750	4.58	5.71

Total	40,354	25,995	1,426	1,096	4.72	5.64

Loans held-for-sale, in U.S. offices	13,548	15,012	747	773	7.37	6.88

Deposits at interest with banks(6)	25,583	19,083	420	711	2.19	4.98

Total interest-earning assets	736,266	633,509	$39,701	$34,311	7.20	7.24

Non-interest earning assets(7)	130,898	115,172

Total assets	$867,164	$748,681

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

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Nine Months (1)(2)(3)(4)
Citicorp and Subsidiaries

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Nine Months 2004	Nine Months 2003	Nine Months 2004	Nine Months 2003	Nine Months 2004	Nine Months 2003
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$124,403	$114,997	$717	$769	0.77	0.89
Other time deposits	30,284	31,323	711	458	3.14	1.95
In offices outside the U.S.(6)	303,378	250,190	5,027	4,217	2.21	2.25

Total	458,065	396,510	6,455	5,444	1.88	1.84

Trading account liabilities(7)
In U.S. offices	5,602	4,245	53	36	1.26	1.13
In offices outside the U.S.(6)	1,684	977	24	10	1.90	1.37

Total	7,286	5,222	77	46	1.41	1.18

Purchased funds and other borrowings
In U.S. offices	46,585	42,434	762	420	2.18	1.32
In offices outside the U.S.(6)	28,056	19,862	818	816	3.89	5.49

Total	74,641	62,296	1,580	1,236	2.83	2.65

Long-term debt
In U.S. offices	95,986	73,261	2,511	2,482	3.49	4.53
In offices outside the U.S.(6)	13,455	8,411	616	233	6.12	3.70

Total	109,441	81,672	3,127	2,715	3.82	4.44

Total interest-bearing liabilities	649,433	545,700	$11,239	$9,441	2.31	2.31

Demand deposits in U.S. offices	4,279	8,334
Other non-interest bearing liabilities(7)	127,289	118,882
Total stockholder's equity	86,163	75,765
Total liabilities and stockholder's equity	$867,164	$748,681

Net interest revenue as a percentage of average interest-earning assets(8)
In U.S. offices	$398,954	$354,406	$16,984	$14,456	5.69	5.45
In offices outside the U.S.	337,312	279,103	11,478	10,414	4.55	4.99

Total	$736,266	$633,509	$28,462	$24,870	5.16	5.25

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Foreign Currency Conversion

        Citigroup Inc., certain of its affiliates as well as VISA, U.S.A., Inc., VISA International Service Association, MasterCard International, Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the United States District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the federal Truth in Lending Act (TILA), and (iii) as to Citibank (South Dakota), N.A., the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota), N.A.

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Parmalat

        On October 18, 2004, a consolidated amended complaint was filed on behalf of Parmalat security holders in the United States District Court for the Southern District of New York.

Enron Corp.

        A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

        On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

Item 6.    Exhibits.

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2004.

CITICORP (Registrant)
By:	/s/ Todd S. Thompson Todd S. Thomson Chief Financial Officer (Principal Financial Officer)

By:	/s/ William P. Hannon William P. Hannon Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.01	Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).
3.02	Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738).
12.01+	Calculation of Ratio of Income to Fixed Charges.
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

        The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

†
Filed herewith

QuickLinks

REDUCED DISCLOSURE FORMAT
TABLE OF CONTENTS Part I—Financial Information
CITICORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX