Form 10-K
period 2004-12-31
CITICORP
filed 2005-03-18
CIK 20405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-5738

CITICORP
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515595 (I.R.S. Employer Identification No.)
399 Park Avenue, New York, New York (Address of principal executive offices)	10043 (Zip Code)

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

        Available on the Web at www.citigroup.com

FINANCIAL INFORMATION

THE COMPANY	3
Global Consumer	3
Global Corporate and Investment Bank	3
Global Wealth Management	4
Global Investment Management	4
Proprietary Investment Activities	4
Corporate/Other	4
MANAGEMENT'S DISCUSSION & ANALYSIS	5
SUMMARY OF SELECTED FINANCIAL DATA	5
EVENTS IN 2004	6
2005 SUBSEQUENT EVENT	7
EVENTS IN 2003	8
SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES	9
Accounting Changes and Future Application of Accounting Standards	12
BUSINESS FOCUS	13
Citicorp Net Income—Product View	13
RESULTS OF OPERATIONS	14
GLOBAL CONSUMER	15
Cards	15
Consumer Finance	16
Retail Banking	17
Other Consumer	19
Global Consumer Outlook	19
GLOBAL CORPORATE AND INVESTMENT BANK	20
Capital Markets and Banking	20
Transaction Services	20
Global Corporate and Investment Bank Outlook	21
GLOBAL WEALTH MANAGEMENT	22
Private Bank	22
Global Wealth Management Outlook	22
GLOBAL INVESTMENT MANAGEMENT	23
Life Insurance and Annuities	23
Asset Management	23
Global Investment Management Outlook	23
PROPRIETARY INVESTMENT ACTIVITIES	24
CORPORATE/OTHER	25
MANAGING GLOBAL RISK	26
Credit Risk Management Process	26
Loans Outstanding	27
Other Real Estate Owned and Other Repossessed Assets	27
Details of Credit Loss Experience	28
Cash-Basis, Renegotiated, and Past Due Loans	29
Foregone Interest Revenue on Loans	29
Consumer Credit Risk	30
Consumer Portfolio Review	30
Corporate Credit Risk	32
Global Corporate Portfolio Review	34
Loan Maturities and Fixed/Variable Pricing	34
Market Risk Management Process	35
Operational Risk Management Process	37
Country and Cross-Border Risk Management Process	37
CAPITAL RESOURCES AND LIQUIDITY	39
Capital Resources	39
Liquidity	41
Off-Balance Sheet Arrangements	44
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES	46
FORWARD-LOOKING STATEMENTS	46
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	47
CONSOLIDATED FINANCIAL STATEMENTS	48
Consolidated Statement of Income	48
Consolidated Balance Sheet	49
Consolidated Statement of Changes in Stockholder's Equity	50
Consolidated Statement of Cash Flows	51
Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries	52
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	53
FINANCIAL DATA SUPPLEMENT	93
Average Balances and Interest Rates, Taxable Equivalent Basis—Assets	93
Average Balances and Interest Rates, Taxable Equivalent Basis—Liabilities and Stockholder's Equity	94
Analysis of Changes in Net Interest Revenue, Taxable Equivalent Basis	95
Ratios	96
Average Deposit Liabilities in Offices Outside the U.S.	96
Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices	96
Short-Term and Other Borrowings	96
Regulation and Supervision	97
Legal Proceedings	100
10-K CROSS-REFERENCE INDEX	103
CORPORATE INFORMATION	104
Exhibits and Financial Statement Schedules	104

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

        The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Global Wealth Management, Global Investment Management (GIM) and Proprietary Investment Activities business segments.

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

        At December 31, 2004, the Company had approximately 99,200 full-time and 6,000 part-time employees in the United States and approximately 140,000 full-time employees outside the United States.

        Additional business and financial information concerning the Company can be found in the Annual Report on Form 10-K for the year ended December 31, 2004 of Citigroup Inc.

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

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems, including ATMs, Automated Lending Machines (ALMs) and the Internet. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA, Diner's Club and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of December 31, 2004, North America Consumer Finance maintained 2,642 offices, including 2,452 in the U.S., Canada, and Puerto Rico, and 190 offices in Mexico, while International Consumer Finance maintained 1,481 sales points, including 405 branches and 512 ALMs in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Retail Distribution, the Commercial Business, Prime Home Finance, Student Loans, and Mexico Retail Banking. Retail Distribution delivers banking, lending, investment and insurance services through 775 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet bank. The Commercial Business provides equipment leasing and financing, and banking services to small- and middle-market businesses. The Prime Home Finance business originates and services mortgages for customers across the U.S. The Student Loan business is comprised of the origination and servicing of student loans in the U.S. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintains 1,349 branches. International Retail Banking consists of 1,129 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. In addition to North America, the Commercial Business consists of the suite of products and services offered to small- and middle-market businesses in the international regions.

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

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is one of the leading providers of wealth management services to high-net-worth and affluent clients in the world. Citicorp Global Wealth Management is comprised solely of Private Bank and excludes the results of Citigroup's Smith Barney Private Client and Global Equity Research businesses.

        Private Bank provides personalized wealth management services for high-net-worth clients in 33 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

GLOBAL INVESTMENT MANAGEMENT

        Global Investment Management offers a broad range of life insurance, annuity and asset management products and services distributed to institutional and retail clients. Global Investment Management includes Life Insurance and Annuities and Asset Management.

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

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citicorp's proprietary Private Equity investments and Other Investment Activities which includes Citicorp's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, and Citicorp's Alternative Investments business, for which the net profits on products distributed through Citigroup's Asset Management, Smith Barney and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations and taxes not allocated to the individual businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY OF SELECTED FINANCIAL DATA
Citicorp and Subsidiaries

In millions of dollars	2004	2003
Revenues, net of interest expense(1)	$62,902	$55,176
Operating expenses	31,739	26,940
Benefits, claims, and credit losses(1)	6,758	8,590

Income before income taxes and minority interest	24,405	19,646
Income taxes	7,294	5,827
Minority interest, after-tax	203	278

Net Income	$16,908	$13,541

Return on average total stockholder's equity	19.3%	17.6%
Total assets (in billions)	$953.6	$820.1
Total equity (in billions)	$94.7	$81.8
Tier 1 Capital Ratio	8.69%	8.44%
Total Capital Ratio	12.59%	12.68%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $5.079 billion and $4.750 billion in 2004 and 2003, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 15.

EVENTS IN 2004

Charge for Regulatory and Legal Matters

        During the 2004 second quarter, Citigroup recorded a charge of $7.915 billion ($4.95 billion after-tax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves.

        In connection with the settlement of the WorldCom class action, Citigroup reevaluated and increased its reserves for numerous other lawsuits and legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron and Dynegy;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to securities sold in initial public offerings.

        The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities described in (ii) above. During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $1.4 billion ($850 million after-tax) relating to an increase in litigation reserves for these matters (Litigation Reserve Charge).

        The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company. See "Legal Proceedings" on page 100.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citicorp recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

Credit Improvement Performance

        During the past two years, the world-wide credit environment has continuously improved, as evidenced by declining cash-basis loan balances and lower delinquency rates. Accordingly, the Company has reduced its Allowance for Credit Losses.

        During 2004, the Company released $2.004 billion of reserves, consisting of $900 million from GCIB's reserves and $1.104 billion from Global Consumer's reserves. The GCIB releases consisted of a $737 million release in Capital Markets and Banking and a $163 million release in Transaction Services. The Global Consumer releases consisted of a $691 million net release in the Cards portfolio, a $339 million net release in Retail Banking, and a $74 million net release in Consumer Finance. At December 31, 2004, the Company's total allowance for loans, leases and commitments was $11.869 billion.

        During 2003, the Company released $508 million of reserves, consisting of $300 million in GCIB and $208 million in Global Consumer. At December 31, 2003, the Company's total allowance for loans, leases and commitments was $13.243 billion.

        Management evaluates the adequacy of loan loss reserves by analyzing probable loss scenarios and economic and geopolitical factors that impact the portfolios. See pages 10–11 and pages 30–34 for an additional discussion of the reserve levels and credit process. See also Note 8 to the Consolidated Financial Statements.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.4 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of approximately $100 million.

        The Transportation Finance business is part of the Company's Global Consumer Retail Banking business and provides financing, leasing, and asset-based lending to the commercial trucking industry.

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

        The Financial Services Agency of Japan issued an administrative order against Citibank Japan in September 2004. This order requires Citigroup to exit all private banking operations in Japan by September 30, 2005. Accordingly, the Private Bank division of Citibank Japan suspended all new transactions with its customers beginning on September 29, 2004.

        In connection with the exiting of private banking operations in Japan, the Company is performing a comprehensive review of the Private Bank's customers and products to develop an appropriate exit plan. During the 2004 fourth quarter, the Company recorded a $400 million ($244 million after-tax) charge related to its anticipated exit plan implementation (Exit Plan Charge). Implementation of the plan may result in additional charges in future periods.

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $200 million and net income of $39 million (excluding the Exit Plan Charge) for 2004 and $264 million and $83 million, respectively, for 2003.

        On October 25, 2004, Citigroup announced that it has decided to wind down Cititrust and Banking Corporation, a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary.

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to close in the first quarter of 2005. The transaction will establish Citigroup's retail branch presence in Texas, giving Citigroup more than 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state. The operations of FAB will be integrated into the businesses of Citicorp.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.8% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion.

        During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc. The operations of KorAm were integrated into the businesses of Citicorp.

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

2005 SUBSEQUENT EVENT

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, Citigroup announced an agreement for the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico. International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China.

        The Citicorp international insurance businesses being acquired by MetLife as a part of this transaction generated total revenues of $575 million and net income of $82 million for the twelve months ended December 31, 2004. The businesses had total assets of $5.4 billion at December 31, 2004.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 second or third quarter.

Argentina

        The restructuring of customer annuity liabilities was approved by the Argentine Ministry of Insurance on July 3, 2003. During the 2003 fourth quarter, the Company contributed $55 million of new capital to its Argentine Global Investment Management companies, primarily to fund the voluntary annuity restructuring plan. During 2004, additional capital totaling $184 million was injected principally to meet local regulatory requirements.

        The insurance companies in Argentina are included in the announced sale of Travelers Life and Annuity disclosed above which was announced by Citigroup on January 31, 2005.

        The Argentine government launched its $100 billion debt exchange offer on January 14, 2005. The exchange offer closed on February 25, 2005. The Global Investment Management business in Argentina tendered all of its original U.S. dollar bonds (approximately $1.6 billion of AUMs). The Company tendered the defaulted government bonds it held for its own account on February 18, 2005. At this time, any financial impact resulting from the tender is not expected to be significant to the Company.

        The Company believes it has a sound basis to bring a claim as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina. However, the amount of any recovery would be affected by the debt exchange described above and by events described on page 8.

        Certain of the above statements in this section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

EVENTS IN 2003

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears), the eighth largest portfolio in the U.S. $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next ten years based on new accounts, retail sales volume and financial product sales. The Company recorded $5.8 billion of intangible assets and goodwill as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward. The operations of Sears were integrated into the businesses of Citicorp.

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

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into final settlement agreements with the Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank of New York (FED), and the Manhattan District Attorney's Office that resolved on a civil basis their investigations into Citigroup's structured finance work for Enron. The Company also announced that its settlement agreement with the SEC concluded that agency's investigation into certain Citigroup work for Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. Citigroup paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

Impact from Argentina's Economic Changes

        As a result of an improving credit environment, the Global Consumer allowance for credit losses was reduced by $100 million in 2003 and $39 million in 2004 and the Global Corporate and Investment Bank reduced allowance for credit losses by approximately $164 million in 2004.

        In 2003, the Company wrote off $127 million of its government-issued compensation notes against previously established reserves. This write-off was triggered by, among other things, the government's disallowance of compensation for pesification of certain credit card and overdraft loans. While the notes were adjusted, the disallowance is still being negotiated. The initial payment of approximately $57 million due under the compensation notes was received in August 2003. Additional payments under the compensation notes totaling $119 million and $61 million were received when due in 2004 and February 2005, respectively. In 2003, the Company also recognized a $13 million impairment charge on its government Patriotic Bonds. Payments required under bank deposit Amparos (judicial orders requiring previously dollar-denominated deposits that had been re-denominated at government rates to be immediately repaid at market exchange rates) were down significantly from 2002; losses recorded in 2003, net of the $40 million reserve release, were $2 million; and losses recorded in 2004, net of a $6 million reserve release, were $25 million.

        The Global Investment Management businesses in Argentina recorded pretax charges of $208 million in 2003. These charges were comprised of: $124 million in write-downs resulting from the mandatory exchange of Argentine Government Promissory Notes (GPNs) for Argentine government bonds denominated in U.S. dollars; a $44 million write-off of impaired Deferred Acquisition Costs reflecting changes in underlying cash flow estimates for the business; $20 million of losses related to the restructuring of voluntary customer annuity liability balances; and $20 million of losses related to a premium deficiency in the death and disability insurance business. Additional write-offs of impaired Deferred Acquisition Costs of $11 million were taken in 2004.

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

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

Valuations of Financial Instruments

        Investments and trading account assets and liabilities, held by the Global Corporate and Investment Bank, Global Investment Management and Proprietary Investment Activities segments, include fixed maturity and equity securities, derivatives, investments in private equity and other financial instruments. Citicorp carries its investments and trading account assets and liabilities at fair value if they are considered to be available-for-sale or trading securities. For a substantial majority of the Company's investments and trading account assets and liabilities, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in values of available-for-sale securities are recognized in a component of stockholders' equity net of taxes, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, including global and regional conditions, and conditions related to specific issuers or industries, could adversely affect these values. Changes in the fair values of trading account assets and liabilities are recognized in earnings. Private equity subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

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

        For our available-for-sale and trading portfolios amounting to assets of $246.4 billion and $206.3 billion and liabilities of $56.9 billion and $53.5 billion at December 31, 2004 and 2003, respectively, fair values were determined in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the model and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2004 and 2003, respectively, approximately 93.3% and 98.8% of the available-for-sale and trading portfolios' gross assets and liabilities (prior to netting positions pursuant to FIN 39) are considered verified and approximately 6.7% and 1.2% are considered unverified. Of the unverified assets, at December 31, 2004 and 2003, respectively, approximately 61.0% and 49.0% consist of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 39.0% and 51.0% consist of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

        In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2004, the monthly average aged inventory designated as available-for-immediate-sale was approximately $494 million compared with $141 million in 2003. Inventory positions that are both aged and whose values are unverified amounted to $110 million and less than $48 million at December 31, 2004 and 2003, respectively. The fair value of aged-inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2004 and 2003, such valuation adjustments amounted to $6 million and $4 million, respectively.

        Citicorp's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Investments held by private equity subsidiaries related to the Company's venture capital activities amounted to $4.8 billion and $4.4 billion at December 31, 2004 and 2003, respectively. For investments in publicly traded securities held by private equity subsidiaries amounting to five positions with a fair value of approximately $0.4 billion and five positions with a fair value of approximately $0.9 billion at December 31, 2004 and 2003, respectively, fair value is based upon quoted market prices. These publicly traded securities include thinly traded securities, large block holdings, restricted shares or other special situations, and the quoted market price is discounted to produce an estimate of the attainable fair value for the securities. To determine the amount of the discount, the Company uses a valuation methodology that is based on the British Venture Capital Association's guidelines. Such discounts ranged from 10% to 40% of the investments' quoted prices in 2004 and from 10% to 50% in 2003. For investments that are not publicly traded and are held by private equity subsidiaries amounting to approximately $3.5 billion for each of the years ended December 31, 2004 and 2003, estimates of fair value are made periodically by management based upon relevant third-party arm's length transactions, current and subsequent financings and comparisons to similar companies for which quoted market prices are available.

Independent consultants may be used to provide valuations periodically for certain investments that are not publicly traded, or the valuations may be done internally. Internal valuations are reviewed by personnel independent of the investing entity.

        See the discussion of trading account assets and liabilities and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. For additional information regarding the sensitivity of these instruments, see "Market Risk Management Process" on page 35.

Allowance for Credit Losses

        The allowance for credit losses represents management's estimate of probable losses inherent in the lending portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. At December 31, 2004 and 2003, respectively, the total allowance for credit losses, which includes reserves for unfunded lending commitments and letters of credit, totaled $3.490 billion and $4.155 billion for the Corporate loan portfolio and $8.379 billion and $9.088 billion for the Consumer loan portfolio. Attribution of the allowance is made for analytic purposes only, and the entire allowance of $11.869 billion and $13.243 billion at December 31, 2004 and 2003, respectively, is available to absorb probable credit losses inherent in the portfolio, including letters of credit and unfunded commitments.

        During 2004, Corporate cash-basis loans decreased $1.496 billion from $3.402 billion in 2003 to $1.906 billion, and net credit losses decreased from $1.210 billion in 2003 to $131 million, reflecting overall improvement in the credit quality of the portfolio. The Company also completed the implementation of Citigroup's internal credit risk-rating standards for the Banamex loan portfolio. All of these factors resulted in a decline in the Corporate allowance, with the release during 2004 of $900 million in reserves. Although the 2004 credit environment led to benefits from loan loss releases and declines in cash-basis loans, it is unlikely these benefits will repeat in 2005.

        Consumer net credit losses increased from $7.555 billion in 2003 to $8.471 billion in 2004. This increase was due to the net credit losses related to the Sears and Home Depot portfolios, which were acquired during 2003. Excluding these two portfolios, the Consumer net credit losses declined from $7.176 billion in 2003 to $5.985 billion in 2004. In addition, Consumer loans on which accrual of interest has been suspended decreased from $6.085 billion to $5.463 billion. The improvement in the overall credit performance of the Consumer portfolio resulted in a decrease of the Consumer allowance, with the net release during 2004 of $1.104 billion in reserves.

        Consumer credit loss ratios for 2005 are expected to remain relatively constant to the fourth quarter 2004 levels, with some slight improvement in the North America Cards and Consumer Finance portfolios. Full-year loss ratios for 2005 are expected to improve against prior-year levels due to credit loss rates that declined during 2004.

        The allowance for credit losses attributed to the Corporate portfolio is established through a process that begins with statistical estimates of probable losses inherent in the portfolio for all performing loans plus certain de minimis non-performing loans less than $10 million. These estimates are based upon: (1) Citigroup's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (2) the Corporate portfolio database; and (3) historical default and loss data, including rating agency information regarding default rates from 1983 to 2003, and internal data, dating to the early 1970s, on severity of losses in the event of default. This statistical process generates an estimate for losses inherent in the portfolio as well as a one-standard-deviation confidence interval around the estimate.

        The statistical estimate for losses inherent in the portfolio is based on historical average default rates and historical average write-off rates. The one-standard-deviation confidence interval reflects the historical fluctuation of default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio.

        Next, larger-balance, non-performing, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. For these loans, which are deemed impaired, reserves are then calculated based upon an estimate of probable losses. Consideration is given to all available evidence, including, as appropriate, the present value of expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, and the fair value of collateral less disposal costs.

        The sum of the estimated losses inherent in the total portfolio and the reserves for significant individual non-performing credit exposures are then adjusted by management after considering environmental factors and trends in portfolio indicators, including cash-basis loans, historical and forecasted write-offs, and portfolio concentrations. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        A similar approach is used for determining the credit loss reserve related to unfunded lending commitments and letters of credit.

        Based on this process, the allowance for credit losses attributable to the Corporate portfolio was set at $3.490 billion as of December 31, 2004, compared with $4.155 billion in 2003. These balances include the reserve for unfunded commitments and letters of credit of $600 million for both 2004 and 2003, which are included in other liabilities on the balance sheet.

        For the Consumer portfolios (excluding Commercial Business and KorAm), which consist of smaller-balance, homogeneous loans, including consumer mortgages, installment loans, and revolving credit cards, the loans within each portfolio are collectively evaluated for impairment in order to provide an allowance sufficient to cover all loans within that portfolio that have shown evidence of impairment as of the balance sheet date. The foundation for assessing the adequacy of the allowance for credit losses for Consumer loans is a methodology that estimates the losses inherent in the portfolio at the balance sheet date based on historical delinquency flow rates, charge-off statistics and loss severity. This methodology is applied separately for each individual product within each different geographic region in which the product is offered.

        Under this method, the portfolio of loans is aged and separated into groups based upon the aging of the loan balances (current, 1 to 29 days past due, 30 to 59 days past due, etc.). The result is a base calculation of inherent losses in the loan portfolio for each applicable business within the Global Consumer segment. Management then evaluates the adequacy of the allowance for credit losses for each business relative to its base calculation after adjusting this base for factors such as economic trends, competitive factors, seasonality, portfolio acquisitions, solicitation of new loans, changes in lending policies and procedures, geographical, product, and other environmental factors, changes in bankruptcy laws, and evolving regulatory standards.

        Citigroup has well-established credit loss recognition criteria for its various consumer loan products. These credit loss recognition criteria are based on contractual delinquency status, consistently applied from period to period and in compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines (excluding recent acquisitions for which we obtained temporary waivers), including bankruptcy loss recognition. The provision for credit losses is highly dependent on both bankruptcy loss recognition and the time it takes for loans to move through the delinquency buckets and eventually to write-off (flow rates). An increase in the Company's share of bankruptcy losses would generally result in a corresponding increase in net credit losses. For example, a 10% increase in the Company's portion of bankruptcy losses would generally result in a similar increase in net credit losses. In addition, an acceleration of flow rates would also result in a corresponding increase to the provision for credit losses. The precise impact that an acceleration of flow rates would have on the provision for credit losses would depend upon the product and geography mix that comprises the flow rate acceleration.

        For the Commercial Business loan portfolio within Consumer, a statistical model, similar to the one used for the Corporate portfolio, was implemented in 2004 for evaluating the adequacy of the allowance for credit losses. Larger-balance, non-performing, non-homogeneous exposures deemed impaired are evaluated individually while the remaining Commercial Business loan portfolio is evaluated statistically by using internal credit risk ratings and historical default and loss data.    Like the Corporate loan portfolio model, this estimate may be adjusted by management after considering other factors such as the portfolio trends and relevant economic indicators.

        Prior to 2004, the credit loss allowance for the Commercial Business portfolio was established based upon an estimate of probable losses inherent in the portfolio for individual loans and leases deemed impaired, and the application of annualized weighted average credit loss ratio to the remaining portfolio. The annualized weighted average credit loss ratio reflects both historical and projected losses. Additional reserves were established to provide for imprecision caused by the use of estimated loss data.

        Based on these methodologies, the allowance for credit losses related to the Consumer portfolios (including Commercial Business) was set at $8.379 billion and $9.088 billion as of December 31, 2004 and 2003, respectively.

        The evaluation of the total allowance includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

        See the discussions of "Consumer Credit Risk" and "Corporate Credit Risk" on pages 30 and 32, respectively, for additional information.

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

        If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special-purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. In January 2003, the Financial Accounting Standards Board (FASB) issued a new interpretation on consolidation accounting that was adopted by the Company on July 1, 2003. Under this interpretation, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), if securitization entities other than QSPEs meet the definition of a variable interest entity (VIE), the Company must evaluate whether it is the primary beneficiary of the entity and, if so, must consolidate it. The entity would be considered a VIE if it requires additional subordinated financial support or if the equity investors lack certain characteristics of a controlling financial interest. In December 2003, FASB issued a revised version of FIN 46 (FIN 46-R), which the Company implemented in January 2004. This revision included substantial changes from the original FIN 46, including changes in the calculation of the expected losses and expected residual returns. Its impact on the Company's Financial Statements was an increase to assets and liabilities of approximately $1.1 billion. However, most of the Company's securitization transactions continued to meet the criteria for sale accounting and non-consolidation.

        The Company participates in securitization transactions, structured investment vehicles, and other investment funds with its own and with clients' assets totaling $655.9 billion at December 31, 2004 and $419.2 billion at December 31, 2003.

        Global Consumer primarily uses QSPEs to conduct its securitization activities, including credit card receivables, mortgage loans, student loans and auto loans. Securitizations completed by Global Consumer are for the Company's own account. QSPEs are qualifying special-purpose entities established in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The Company is the transferor of assets to these QSPEs and, accordingly, does not consolidate these QSPEs. At December 31, 2004 and 2003, respectively, Global Consumer was involved with special-purpose entities (SPEs) with assets of $396.9 billion and $251.3 billion, including QSPEs with assets of $376.4 billion and $226.4 billion.

        GCIB's securitization activities are conducted on behalf of the Company's clients and generate revenues for services provided to the SPEs. GCIB uses SPEs to securitize mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations (CDOs), and to meet other client needs through structured financing and leasing transactions. Many of the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured financing transactions. At December 31, 2004 and 2003, respectively, GCIB was involved with SPEs with assets of

$147.8 billion and $66.1 billion, including QSPEs with assets amounting to $3.0 billion and $1.5 billion.

        Global Investment Management uses SPEs to create investment opportunities for clients through mutual and money market funds, unit investment trusts, and hedge funds, substantially all of which were not consolidated by the Company at December 31, 2004 and 2003. At December 31, 2004 and 2003, respectively, Global Investment Management was involved with SPEs with assets of $53.3 billion and $40.9 billion.

        Global Wealth Management uses SPEs to structure investment vehicles in order to provide clients with investment alternatives and capital market solutions, substantially all of which were consolidated by the Company at December 31, 2004 and 2003. At December 31, 2004 and 2003, respectively, Global Wealth Management was involved with SPEs with assets of $3.5 billion and $4.5 billion.

        Proprietary Investment Activities invests in various funds as part of its activities on behalf of the Company and also uses SPEs in creating investment opportunities and alternative investment structures. At December 31, 2004 and 2003, respectively, Proprietary Investment Activities was involved with SPEs with assets of $54.4 billion and $56.4 billion.

        VIEs with total assets of approximately $29.4 billion and $27.1 billion were consolidated at December 31, 2004 and 2003, respectively. Additional information on the Company's securitization activities and VIEs can be found in "Off-Balance Sheet Arrangements" on page 44 and in Note 9 to the Consolidated Financial Statements.

Income Taxes

        The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

        Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

        The Company reviews these balances quarterly and as new information becomes available, the balances are adjusted, as appropriate.

        SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the 2004 fourth quarter, the U.S. Congress passed, and the President signed, into law a new tax bill, "The American Jobs Creation Act of 2004." The Homeland Investment Act (HIA) provision of the American Jobs Creation Act of 2004 is intended to provide companies with a one-time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. The provisions of the Act are complicated, and companies, including Citicorp, are awaiting clarification of several provisions from the Treasury Department. The Company is still evaluating the provision and the effects it would have on the financing of the Company's foreign operations. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP FAS 109-2), the Company has not recognized any income tax effects of the repatriation provisions of the Act in its 2004 financial statements and will not do so until the above issues are resolved, sometime in 2005. The reasonably possible amounts that may be repatriated in 2005 that would be subject to the provision of the Act range from $0 to $3.1 billion. The related potential income tax effects range from a tax benefit of $0 to a tax benefit of $50 million, under current law. There is a Technical Corrections Bill pending in the U.S. Congress that would amend the computation of the HIA benefit. If this bill is enacted, the range of potential tax benefits would be from a benefit of $0 to a benefit of $150 million, net of the impact of remitting income earned in 2005 that would otherwise have been indefinitely invested overseas.

        See Note 14 to the Consolidated Financial Statements for a further description of the Company's provision for Income Taxes and related income tax assets and liabilities.

Legal Reserves

        The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker/dealer or investment advisor. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company's financial statements and SEC filings, management's view of the Company's exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher than the amount of the recorded reserve. See Note 22 to the Consolidated Financial Statements and the discussion of "Legal Proceedings" beginning on page 100.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

BUSINESS FOCUS

        The following table shows the net income (loss) for Citicorp's businesses on a product view:

CITICORP NET INCOME—PRODUCT VIEW

In millions of dollars	2004	2003(1)
Global Consumer
Cards	$4,700	$3,590
Consumer Finance	2,388	1,979
Retail Banking	4,084	3,500
Other(2)	95	(124)

Total Global Consumer	11,267	8,945

Global Corporate and Investment Bank
Capital Markets and Banking(3)	3,112	2,635
Transaction Services	1,041	745

Total Global Corporate and Investment Bank	4,153	3,380

Global Wealth Management
Private Bank(4)	318	551

Global Investment Management
Life Insurance and Annuities	193	(1)
Asset Management	105	63

Total Global Investment Management	298	62

Proprietary Investment Activities	669	276
Corporate/Other	203	327
Total Net Income	$16,908	$13,541

(1)
Reclassified to conform to the 2004 presentation. See Note 3 to the Consolidated Financial Statements for assets by segment.

(2)
2004 includes a $378 million after-tax gain related to the sale of Samba.

(3)
2004 includes a $378 million after-tax gain related to the sale of Samba and an approximately $850 million after-tax charge related to the Litigation Reserve Charge.

(4)
2004 includes a $244 million after-tax charge related to the exit plan implementation for the Company's Private Bank operations in Japan.

RESULTS OF OPERATIONS

Net Income

        Citicorp reported net income of $16.908 billion in 2004, up $3.4 billion or 25% from $13.541 billion in 2003. Return on average common equity was 19.3% compared to 17.6% in 2003.

        Global Consumer net income in 2004 increased $2.3 billion or 26% compared to 2003, while the Global Corporate and Investment Bank (GCIB) increased $773 million or 23%. Global Wealth Management net income decreased $233 million or 42% from 2003. Global Investment Management grew $236 million and Proprietary Investment Activities increased $393 million from the previous year. See individual segment and product discussions on pages 15 – 25 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $62.9 billion in 2004 were up $7.7 billion or 14% from 2003. Global Consumer revenues in 2004 were up $6.2 billion or 16% from 2003. The increase was led by a $3.7 billion or 25% increase in Cards from 2003, reflecting the results of the acquisitions of the Sears and Home Depot portfolios. Consumer Finance revenues increased $678 million or 7% from 2003, primarily reflecting the WMF acquisition, and growth in average loans, receivables and higher volumes. Retail Banking revenues increased $1.4 billion or 10% from 2003, due primarily to growth in loans, deposits and increased investment product sales.

        GCIB revenues of $12.3 billion in 2004 increased $1.2 billion or 11% from 2003. Capital Markets and Banking revenues increased $751 million or 10% from 2003, reflecting increased revenues in fixed income and lending due to higher debt trading. There was an increase of $478 million or 13% in Transaction Services from 2003, primarily due to increases in securities services and the impact of recent acquisitions.

        Global Wealth Management noted revenues of $2.0 billion in 2004, up $48 million or 2% from 2003 in the Private Bank due to strong growth in banking and increased client transaction activity.

        Global Investment Management revenues were $1.5 billion in 2004, up $338 million or 29% from 2003. Life Insurance and Annuities revenues increased $308 million or 48% from 2003, primarily related to record high volumes. Asset Management noted an increase of $30 million or 6% from 2003.

        Revenues from Proprietary Investment Activities in 2004 increased $455 million or 46% from 2003 due to market fluctuations.

Selected Revenue Items

        Net interest revenue of $37.6 billion in 2004 increased $3.8 billion or 11% from 2003, primarily reflecting the impact of acquisitions, a changing rate environment and business volume growth in certain markets.

        Total fees and commissions of $12.9 billion increased by $866 million or 7% from 2003, primarily driven by positive market action and higher transactional volume. Foreign exchange revenues of $1.9 billion in 2004 were down $1.7 billion or 47% compared to a year ago, primarily reflecting decreased volatility and lower FX trading. Trading account gains increased $1.5 billion from 2003 due primarily to interest rate fluctuation and prior-year weakness in interest rate products. Investment transactions of $676 million were up $422 million from 2003. Other revenue of $8.9 billion increased $2.8 billion or 47% from 2003, primarily reflecting the $1.2 billion gain on the sale of Samba, increased securitization gains and activities and improved investment results.

Operating Expenses

        Total operating expenses were $31.7 billion, up $4.8 billion or 18% from 2003. The increases primarily reflected the $1.4 billion Litigation Reserve Charge taken in the second quarter of 2004, the impact of acquisitions and the $400 million Private Bank Japan Exit Charge.

        Global Consumer expenses were up 17% from 2003, driven by acquisitions as well as increased marketing and advertising costs. Operating expenses in the GCIB increased 30% due to the Litigation Reserve Charge taken in the second quarter of 2004. Global Wealth Management noted a 39% increase from 2003 in Private Bank. Global Investment Management noted a 6% increase from 2003, and Proprietary Investment Activities noted a 21% increase from the previous year.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $6.8 billion, down $1.8 billion or 21% from 2003.

        Global Consumer provisions for benefits, claims, and credit losses of $7.4 billion was down 2% from 2003, reflecting the impact of acquisitions, partially offset by an improved credit environment which resulted in credit reserve releases.

        GCIB provision for credit losses of ($975) million in 2004 decreased $1.7 billion from the year-ago level, due to loan loss reserve releases resulting from the overall improvement in the credit environment.

        Corporate cash-basis loans at December 31, 2004 and 2003 were $1.9 billion and $3.4 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $33 million in the current year and $59 million in the prior year. Corporate cash-basis loans decreased $1.5 billion from the prior year, reflecting improved credit quality, write-offs against previously established reserves, as well as repayments.

Income Taxes

        The Company's effective tax rate of 29.9% in 2004 decreased 20 basis points from 2003, and included a $206 million benefit for the release of a valuation allowance relating to the utilization of foreign tax credits, the release of $101 million and $147 million due to the closing of tax audits, and a $47 million tax benefit due to an IRS tax ruling relating to Argentina. The effective tax rate also reflected the tax benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested.

        The Company's effective tax rate was 29.7% in 2003. See additional discussion on page 12 and in Note 14 to the Consolidated Financial Statements.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $87.1 billion or 12.59% of net risk-adjusted assets, and Tier 1 Capital was $60.1 billion or 8.69% of net risk-adjusted assets at December 31, 2004, compared to $76.2 billion or 12.68% and $50.7 billion or 8.44%, respectively, at December 31, 2003.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation.

GLOBAL CONSUMER

In millions of dollars	2004	2003
Revenues, net of interest expense	$45,126	$38,882
Operating expenses	21,164	18,105
Provisions for benefits, claims, and credit losses	7,366	7,505

Income before taxes and minority interest	16,596	13,272
Income taxes	5,270	4,276
Minority interest, after-tax	59	51

Net income	$11,267	$8,945

        Global Consumer reported net income of $11.267 billion in 2004, up $2.322 billion or 26% from 2003, driven by double-digit growth across all products and a $378 million after-tax gain on the sale of Samba. Cards net income increased $1.110 billion or 31% in 2004 mainly reflecting improved credit costs, including the impact of credit reserve releases, the addition of the Sears, Home Depot and KorAm portfolios, growth in international receivables, and the benefit of certain one-time tax credits. Retail Banking net income increased $584 million or 17% in 2004 primarily due to the impact of improved credit costs, including the impact of credit reserve releases, led by the Commercial Business in North America, and strong international growth led by Asia. Consumer Finance net income increased $409 million or 21% in 2004 primarily due to a higher net interest margin in North America, lower credit costs, the impact of the Washington Mutual Finance (WMF) acquisition, and growth in Latin America and Asia, partially offset by weakness in Japan and EMEA.

        On July 1, 2004, Citigroup acquired Principal Residential Mortgage, Inc. (PRMI), a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding one million accounts and $0.6 billion of receivables.

        Global Consumer has divested several non-strategic businesses and portfolios as opportunities to exit became available. Certain divestitures include Global Consumer's share of Citigroup's 20% equity investment in Samba and a $900 million vendor finance leasing business in Europe in 2004, the sales of the $1.2 billion Fleet Services portfolio in the North American Commercial Business and of $1.7 billion of credit card portfolios in 2003.

CARDS

In millions of dollars	2004	2003
Revenues, net of interest expense	$18,321	$14,610
Operating expenses	8,089	6,227
Provision for credit losses	3,396	2,935

Income before taxes and minority interest	6,836	5,448
Income taxes	2,133	1,854
Minority interest, after-tax	3	4

Net income	$4,700	$3,590

Average assets (in billions of dollars)	$95	$70
Return on assets	4.95%	5.13%

        Cards reported net income of $4.700 billion in 2004, up $1.110 billion or 31% from 2003. North America Cards reported net income of $3.939 billion, up 27% over 2003, reflecting improved credit costs, including the benefit of credit reserve releases, and the impact of the Sears and Home Depot acquisitions. International Cards income increased by 53% over 2003 to $761 million in 2004, reflecting higher revenues from receivables growth, improved credit costs, including the benefit of credit reserve releases, a lower effective tax rate, including the benefit of certain one-time tax credits, a gain on the sale of Orbitall (Credicard processing company in Brazil) and the addition of KorAm.

        As shown in the following table, average managed loans grew 19% in 2004, reflecting growth of 18% in North America and 26% in International Cards. In North America, the addition of the Home Depot and Sears portfolios was partially offset by the impact of higher payment rates seen throughout the industry. The increase in International Cards reflected the benefit of strengthening currencies and growth in both Asia and EMEA, and the addition of KorAm. Sales in 2004 were $354.7 billion, up 22% from 2003. North America sales were up 20% to $301.9 billion in 2004, with the impact of acquisitions and improved purchase sales. International Cards sales grew 33%, reflecting growth in Asia, Latin America and Japan, the addition of KorAm, and the benefit of strengthening currencies.

In billions of dollars	2004	2003
Sales
North America	$301.9	$251.5
International	52.8	39.6

Total sales	$354.7	$291.1

Average managed loans
North America	$139.6	$118.0
International	15.7	12.5

Total average managed loans	$155.3	$130.5

Total on-balance sheet average loans	$74.3	$55.9

        Revenues, net of interest expense, of $18.321 billion in 2004 increased $3.711 billion or 25% from 2003, reflecting growth in North America of $3.128 billion or 26% and in International Cards of $583 million or 22%. Revenue growth in North America reflected the impact of acquisitions, higher net interest margin and the benefit of increased purchase sales, partially offset by higher payment rates resulting from the overall improved economy, and lower securitization-related gains. In 2004 and 2003, revenues included net securitization gains of $234 million and $342 million, respectively, with the 2003 gains primarily resulting from changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards reflected growth in all regions and includes the addition of KorAm and Diners Club Europe, the benefit of foreign currency translation, and the gain on the sale of Orbitall.

        Operating expenses of $8.089 billion in 2004 were up $1.862 billion or 30% from 2003, reflecting increases in North America of $1.456 billion or 30% and in International Cards of $406 million or 30%. Expense increases in North America primarily reflected the full year impact of the Home Depot and Sears acquisitions and increased advertising and marketing expenses. Expense growth in International Cards reflected increases in all regions and included the impact of the Diners Club Europe and KorAm acquisitions, the net effect of foreign currency translation and increased advertising and marketing expenses.

        The provision for credit losses in 2004 was $3.396 billion, compared to $2.935 billion in 2003. The increase in the provision for credit losses in 2004 reflects the full year impact of acquisitions and increased presence in the private label card market in North America, partially offset by lower net credit losses and higher credit reserve releases of $735 million, resulting from an improved credit environment, as well as the impact of increased levels of securitized receivables.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At December 31, 2004, securitized credit card receivables were $85.3 billion compared to $76.1 billion at December 31, 2003. There were $2.5 billion in credit card receivables held-for-sale at December 31, 2004, compared to zero credit card receivables held-for-sale at December 31, 2003. Securitization changes Citicorp's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citicorp. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

        A gain is recorded at the time receivables are securitized, representing the difference between the carrying value of the receivables removed from the balance sheet and the fair value of the proceeds received and interests retained. Interests retained from securitization transactions include interest-only strips, which represent the present value of estimated excess cash flows associated with securitized receivables (including estimated credit losses). Collections of these excess cash flows are recorded as commissions and fees revenue (for servicing fees) or other revenue. For loans not securitized these excess cash flows would otherwise be reported as gross amounts of net interest revenue, commissions and fees revenue and credit losses.

        In addition to interest-only strip assets, Citicorp may retain one or more tranches of certificates issued in securitization transactions, provide escrow cash accounts or subordinate certain principal receivables to collateralize the securitization interests sold to third parties. However, Citicorp's exposure to credit losses on securitized receivables is limited to the amount of the interests retained and collateral provided.

        Including securitized receivables and receivables held-for-sale, managed net credit losses were $9.219 billion in 2004 with a related loss ratio of 5.94% compared to $7.694 billion and 5.90% in 2003. The increase in the ratio from the prior year was primarily driven by the impact of acquisitions and the related expansion of the private label portfolio, partially offset by the continued improvement in the credit environments in both the North America and international markets that began in 2003. Loans delinquent 90 days or more were $2.944 billion or 1.78% at December 31, 2004, compared with $3.392 billion or 2.14% at December 31, 2003. The decrease in delinquent loans in 2004 was primarily attributable to overall improved credit conditions in the Citi Cards business, offset slightly by the addition of the Sears portfolio. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 31.

CONSUMER FINANCE

In millions of dollars	2004	2003
Revenues, net of interest expense	$10,761	$10,083
Operating expenses	3,600	3,488
Provisions for benefits, claims, and credit losses	3,506	3,727

Income before taxes	3,655	2,868
Income taxes	1,267	889

Net income	$2,388	$1,979

Average assets (in billions of dollars)	$113	$105
Return on assets	2.11%	1.88%

        Consumer Finance reported net income of $2.388 billion in 2004, up $409 million or 21% from 2003, reflecting an increase in North America of $405 million or 28% and an increase in International Consumer Finance of $4 million or 1%. The increase in North America primarily resulted from a higher net interest margin due to higher loan volumes and a lower cost of funds, the benefit of lower credit costs due to an improved credit environment and the successful integration of WMF in 2004. The increase in International Consumer Finance primarily resulted from increases in Latin America and Asia, partially offset by declines in Japan and EMEA.

In billions of dollars	2004	2003
Average loans
Real-estate-secured loans	$58.2	$52.1
Personal	24.8	22.5
Auto	11.6	11.1
Sales finance and other	5.4	5.0

Total average loans	$100.0	$90.7

        As shown in the preceding table, average loans grew $9.3 billion or 10% in 2004 compared to 2003, reflecting growth in North America of $8.5 billion or 12% and International Consumer Finance of $0.8 billion or 4%. North American growth reflected the addition of WMF, which contributed $3.6 billion in average loans, and growth in all products driven by real-estate-secured and auto loans. Growth in real-estate-secured loans mainly reflected portfolio acquisitions, partially offset by a decline in cross selling of products through Primerica. Growth in the international markets was mainly driven by increases in the real-estate-secured and personal loan portfolios in both EMEA and Asia, and included the impact of strengthening currencies, partially offset by a decline in EMEA auto loans. In Japan, average loans declined by 6% from 2003 as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs, reduced loan demand and tighter underwriting standards.

        As shown in the following table, the average net interest margin ratio of 9.95% in 2004 declined 22 basis points from 2003, reflecting compression in both the North American and international markets. In North America, higher volumes and the benefit of lower cost of funds were more than offset by lower yields reflecting the lower interest rate environment and the repositioning of portfolios towards higher credit quality. The average net interest margin ratio for International Consumer Finance was 15.80% in 2004, declining 23 basis points from the prior year, primarily driven by a mix shift to lower yielding products in EMEA and lower receivables in Japan, partially offset by a change in recording adjustments and refunds of interest in Japan. From the 2003 second quarter to the 2004 second quarter, a portion of adjustments and refunds of interest charged to customer accounts were treated as reductions in net interest margin. For all other periods presented, such adjustments and refunds of interest were accounted for in net credit losses. If all adjustments and refunds of interest were accounted for in net credit losses, the average net interest margin ratio for International Consumer Finance would have been 16.07% in 2004 and 16.49% in 2003.

	2004	2003
Average net interest margin ratio
North America	8.34%	8.43%
International	15.80%	16.03%
Total	9.95%	10.17%

        Revenues, net of interest expense, of $10.761 billion in 2004 increased $678 million or 7% from 2003. The increase in revenues, net of interest expense, reflected growth of $622 million or 9% in North America, and growth of $56 million or 2% in International Consumer Finance. Revenue growth in North America was primarily driven by the WMF acquisition, growth in receivables and a lower cost of funds, partially offset by the impact of lower yields and declines in insurance related revenues. The increase in revenue for International Consumer Finance was primarily due to the benefit of foreign exchange and higher volumes in all regions excluding Japan. A decline in Japan revenues was driven by lower personal and real estate loan volumes, as well as a decline in yields.

        Operating expenses of $3.600 billion in 2004 increased $112 million or 3% from 2003, reflecting increases of $91 million or 4% in North America and $21 million or 2% in International Consumer Finance. The increase in operating expenses in North America was due to the addition of the WMF portfolio, while the increase in International Consumer Finance reflected the impact of foreign currency translation in Japan and EMEA. Excluding foreign currency translation, a decline in expenses was driven by expense savings from branch closings and headcount reductions which occurred during 2003 in Japan, partially offset by higher 2004 investment expenses including branch expansion in Asia (primarily India) and EMEA.

        The provisions for benefits, claims, and credit losses were $3.506 billion in 2004, down from $3.727 billion in 2003, primarily reflecting lower net credit losses in North America and Japan, and higher credit reserve releases of $89 million, partially offset by the WMF acquisition. The decline in North American credit losses excluding the impact of WMF was driven by the overall improvement in the credit environment, while the decline in Japan was driven by lower bankruptcy losses. Net credit losses and the related loss ratio were $3.431 billion and 3.43% in 2004, compared to $3.517 billion and 3.88% in 2003. In North America, net credit losses were $2.065 billion and the related loss ratio was 2.63% in 2004, compared to $2.059 billion and 2.94% in 2003. The decrease in the net credit loss ratio in 2004 was driven by improvements in all products, the result of better overall credit conditions in the market and the shift to better credit quality portfolios, partially offset by the impact of WMF. Net credit losses in International Consumer Finance were $1.366 billion and the related loss ratio was 6.32% in 2004, compared to $1.458 billion and 7.02% in 2003. The decrease in the net credit loss ratio in 2004 was driven by improved credit conditions, including lower bankruptcy losses in Japan, partially offset by higher personal loan losses in EMEA. Adjusting the net credit loss ratios for the change in treatment of adjustments and refunds of interest in Japan, as discussed above, would have resulted in International Consumer Finance net credit loss ratios of 6.60% and 7.48% in 2004 and 2003, respectively.

        Loans delinquent 90 days or more were $2.014 billion or 1.90% of loans at December 31, 2004, compared to $2.221 billion or 2.36% at December 31, 2003. The decrease in the delinquency ratio in 2004 was due to improvements in all regions.

RETAIL BANKING

In millions of dollars	2004	2003
Revenues, net of interest expense	$15,528	$14,130
Operating expenses	9,123	8,134
Provisions for benefits, claims, and credit losses	464	843

Income before taxes and minority interest	5,941	5,153
Income taxes	1,801	1,606
Minority interest, after-tax	56	47
Net income	$4,084	$3,500

Average assets (in billions of dollars)	$255	$224
Return on assets	1.60%	1.56%

        Retail Banking reported net income of $4.084 billion in 2004, up $584 million or 17% from 2003. The increase in Retail Banking reflected growth in both North America and International Retail Banking net income of $231 million or 10% and $353 million or 29%, respectively. Growth in North America was driven by improved credit costs, including higher credit reserve releases, and higher revenues due to growth in customer volumes, partially offset by a decline in net servicing revenues in Prime Home Finance, higher expenses due to increased investment spending and the impact of the continued liquidation of non-core portfolios in the Commercial Business. The increase in International Retail Banking income primarily reflected growth in Asia, which included the impact of the KorAm acquisition, the benefit of strengthening currencies and a lower effective tax rate partially due to non-recurring tax benefits.

In billions of dollars	2004	2003
Average customer deposits
North America	$115.7	$112.2
Bank Deposit Program balances(1)	41.6	41.2
Total North America	157.3	153.4
International	103.2	86.2

Total average customer deposits	$260.5	$239.6

Average loans
North America	$131.8	$114.0
North America—Liquidating	5.7	8.9
International	47.1	36.0

Total average loans	$184.6	$158.9

(1)
The Bank Deposit Program balances are generated from the Smith Barney channel (Global Wealth Management segment) and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans in 2004. Average customer deposit growth of 3% in North America primarily reflected increases in higher-margin demand accounts in Retail Distribution, the Commercial Business and Mexico, and money market accounts in Retail Distribution, partially offset by declines in Retail Distribution time deposits, Prime Home Finance mortgage escrow deposits and the impact of a weakening peso in Mexico. Average loan growth of 12% in North America reflected increases in Prime Home Finance, Student Loans, Retail Distribution and Mexico, partially offset by a decline in the Commercial Business that was led by a continued reduction in the liquidating portfolios, including the sale of the $1.2 billion Fleet Services portfolio at the end of the 2003 third quarter. In the international markets, average customer deposits grew 20% from the prior year, primarily driven by growth in Asia and EMEA, which included the benefits of the KorAm acquisition and foreign currency translation. Average loans in International Retail Banking grew 31% primarily due to the impact of the KorAm acquisition and positive foreign currency translation.

        As shown in the following table, revenues, net of interest expense, of $15.528 billion in 2004 increased $1.398 billion or 10% from 2003. Revenues in North America grew $365 million or 4% in 2004, primarily due to the impact of loan and deposit growth and increased investment product sales, partially offset by a decline in net servicing revenues in Prime Home Finance, the impact of the liquidation of non-core portfolios in the Commercial Business and lower net funding spreads. Retail Distribution revenues grew $105 million or 4% due to the impact of higher loan and deposit volumes, partially offset by lower net funding spreads. The Commercial Business revenues grew $268 million or 13% due to the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense, and was partially offset by the impact of the liquidation of non-core portfolios, including the prior-year sale of the $1.2 billion Fleet Services portfolio. The reclassification increased both revenues and expenses by $403 million pretax in 2004. Prime Home Finance revenues decreased $366 million or 20% mainly due to lower net servicing revenues and lower securitization revenues. The decline in net servicing revenues was driven by lower hedge-related revenues, that were the result of higher hedging costs, and the impact of losses on mortgage servicing hedge ineffectiveness resulting from the volatile rate environment. The lower securitization revenues included a one-time decrease in revenues of $35 million from the adoption of SAB 105. These declines were partially offset by the impact of higher loan volumes and the impact of the PRMI acquisition. Student loan revenues grew $125 million or 26% due to the impact of higher net interest revenue, driven by growth in average loans and originations, higher securitization-related gains and the absence of a prior-year write-down of the purchase premium of certain student loans. Revenues in Mexico increased $233 million or 13% driven by the impact of higher loans and deposits, and the gain on sale of a mortgage portfolio, partially offset by the negative impact of foreign currency translation. The comparison to the prior year was also impacted by the absence of an $85 million write-down in 2003 of the Fobaproa investment security and revised estimates of reserves related to certain investments. International Retail Banking revenues increased $1.033 billion or 21%, primarily reflecting the positive impact of foreign currency translation, the addition of KorAm and growth in Asia and EMEA. Excluding foreign currency translation and KorAm, growth in both Asia and EMEA was driven by increased investment product sales, and higher deposit and lending revenues.

In millions of dollars	2004	2003
Revenues, net of interest expense
Retail Distribution	$3,066	$2,961
Commercial Business	2,295	2,027
Prime Home Finance	1,507	1,873
Student Loans	612	487
Mexico	2,025	1,792

North America	9,505	9,140

EMEA	2,857	2,387
Japan	471	451
Asia	2,164	1,652
Latin America	531	500

International	6,023	4,990

Total revenues, net of interest expense	$15,528	$14,130

        Operating expenses of $9.123 billion in 2004 increased $989 million or 12% from 2003, reflecting increases of $602 million or 11% in North America and $387 million or 14% in International Retail Banking. In North America, growth was mainly driven by the impact of the operating lease reclassification in the Commercial Business of $403 million, higher volume-related expenses and increased investment spending in Retail Distribution, higher staff-related and legal costs in Mexico and the impact of the PRMI acquisition. The increase in International Retail Banking expenses reflects the impact of foreign currency translation, the addition of KorAm in Asia, higher sales commissions and increased investment spending, including costs associated with branch and sales-force expansion.

        The provisions for benefits, claims, and credit losses were $464 million in 2004, down from $843 million in 2003, reflecting a lower provision for credit losses. Higher credit reserve releases reflected improvement in credit experience in all regions except EMEA, which increased credit reserves, primarily driven by Germany. The decrease in net credit losses in 2004 was mainly due to lower credit costs in the North America Commercial Business excluding Mexico, which benefited from the liquidation of non-core portfolios; Latin America, which benefited from the absence of an $87 million write-down of an Argentine compensation note in the prior year (which was written down against previously established reserves); North America (excluding Mexico) and Asia. These declines were partially offset by higher credit losses in EMEA, primarily due to Germany, and the absence of a prior-year $64 million credit recovery in Mexico. Net credit losses (excluding the Commercial Business) were $693 million and the related loss ratio was 0.48% in 2004, compared to $614 million and 0.52% in 2003. The improvement in the net credit loss ratio (excluding the Commercial Business) in 2004 was mainly due to an improved credit environment, which resulted in lower net credit losses in North America (excluding Mexico) and Asia and the absence of the $87 million write-down of the Argentina compensation note in 2003. An increase in EMEA was primarily due to Germany. Commercial Business net credit losses were $214 million and the related loss ratio was 0.53% in 2004, compared to $462 million and 1.09% in 2003. The decline in Commercial Business net credit losses was mainly due to improvements in North America (excluding Mexico).

        Loans delinquent 90 days or more (excluding the Commercial Business) were $4.094 billion or 2.47% of loans at December 31, 2004, compared to $3.802 billion or 3.07% at December 31, 2003. The increase in delinquent loans in 2004 primarily resulted from increases in Prime Home Finance, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, and increases in Germany including the impact of foreign currency translation. The decline in the 90 days delinquency ratio was driven by improved credit conditions across all markets except Japan.

        Cash-basis loans in the Commercial Business were $735 million or 1.78% of loans at December 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003. Cash-basis loans improved in 2004 primarily due to broad-based declines in all products and regions, led by North America (excluding Mexico), where the business continued to work through the liquidation of non-core portfolios.

        Average assets of $255 billion in 2004 increased $31 billion or 14% from 2003. The increase in 2004 primarily reflected growth in average loans in the Prime Home Finance and Student Loan businesses, the impact of the KorAm and PRMI acquisitions and the impact of foreign currency translation, partially offset by reductions in the Commercial Business due to continued liquidation and sales of non-core portfolios.

OTHER CONSUMER

In millions of dollars	2004	2003
Revenues, net of interest expense	$516	$59
Operating expenses	352	256

Income before tax benefits	164	(197)
Income tax benefits	69	(73)

Net income (loss)	$95	$(124)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported income of $95 million in 2004 and losses of $124 million in 2003. Included in the 2004 results were the gain on sale of Samba of $378 million after-tax and a $22 million after-tax release of reserves related to unused travelers checks in a non-core business, partially offset by a $14 million after-tax write-down of assets in a non-core business. Excluding these items, the increase in losses in 2004 was primarily due to lower treasury results, including the impact of higher capital funding costs, and higher staff-related, global marketing and legal costs.

        Revenues, expenses, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

        During 2005, the Global Consumer businesses will continue to focus on tight expense control and productivity improvements. While the businesses will also focus on expanding the base of stable and recurring revenues and managing credit risk, revenue and credit performance will also be impacted by U.S. and global economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world. The Company remains diversified across a number of geographies, product groups, and customer segments and continues to monitor the economic situation in all of the countries in which it operates.

        Cards—In 2004, Cards reported record income of $4.7 billion, an increase of 31% over 2003, while benefiting from the 2003 acquisitions of the Home Depot and Sears and the 2004 acquisition of KorAm. In 2005, Cards expects to deliver strong earnings growth as managed receivables continue to grow and expenses remain controlled through improved productivity levels and scale opportunities. In 2005, Citi Cards expects continued income and managed receivables growth through continued brand development, private-label expansion, new product launches, and organic growth, despite the continuation of a challenging competitive environment. Consistent with changes in industry practice based on regulatory guidance, during 2005, Citi Cards will change the minimum payment calculation for its credit card accounts. This change is likely to result in an increase in delinquencies and credit loss experience. In Mexico, the Company will continue to leverage the expertise and experience of the global Cards franchise, with increased sales and loan volumes and productivity improvements. International Cards is also expecting strong earnings growth in 2005 with a focus on expanding the revenue base through growth in sales, receivables, and accounts while continuing to invest in both new and existing markets.

        Consumer Finance—In 2004, Consumer Finance reported record income of $2.4 billion, an improvement of 21% from 2003, largely reflecting organic growth, the 2004 acquisition of the Washington Mutual Finance Corporation portfolio, and strong international growth outside of Japan. In North America, CitiFinancial expects to deliver income growth through growth in receivables by expanding customer reach and a continued focus on expense management. In the international markets, growth in 2005 will continue to be impacted by the challenging operating environment in Japan. The Japan business regained stability in 2004, as loss rates improved, expenses were reduced through repositioning, and the pressure on loan volumes eased. In 2005, Japan is expected to continue to improve, as loss rates and expenses remain well controlled, and customer volumes show moderate growth. In other international markets, important growth opportunities are anticipated as we continue to focus on gaining market share through branch expansion and other organic activities in both new and established markets including India, Mexico, Poland, Brazil, South Korea, Indonesia, and Thailand.

        Retail Banking—In 2004, Retail Banking reported record income of $4.1 billion, an increase of 17% from 2003, reflecting strong customer volumes, improved loss rates, and the acquisition of KorAm, partially offset by reduced earnings in the North America Prime Home Finance business in line with market conditions. In 2005, Retail Banking expects to deliver growth in core businesses driven by the benefits of investment spending, continuing to expand our footprint through branch expansion, the 2005 acquisition of First American Bank, which is pending regulatory approval, and by penetration into select markets, such as the growing Hispanic banking market.

        In 2005, Retail Distribution will continue to enhance its franchise by emphasizing increased sales productivity in the financial centers, deeper customer relationships through cross-selling and wealth management initiatives, and further investments in technology that drive cost efficiencies and improve customer satisfaction. The Commercial Business will continue to expand in serving the needs of small businesses and professionals, through lending, banking, and leasing activities. Prime Home Finance is expected to achieve growth by continuing to leverage Citigroup distribution channels while aligning the cost structure of the business to reflect lower mortgage origination volumes. The Student Loans business will continue to benefit from the strong Citi brand and best-in-class sales platforms and technology. The Retail Banking business in Mexico expects to drive growth through new loan, deposit, and investment products while continuing to improve operating margins. The international markets are expected to build upon the investments in both new and established markets and deliver strong results through a continued focus on distribution channels, product innovation, and customer support.

GLOBAL CORPORATE
AND INVESTMENT BANK

In millions of dollars	2004	2003
Revenues, net of interest expense	$12,259	$11,030
Operating expenses	7,464	5,723
Provision for credit losses	(975)	734

Income before taxes and minority interest	5,770	4,573
Income taxes	1,571	1,173
Minority interest, after-tax	46	20

Net income	$4,153	$3,380

        Global Corporate and Investment Bank (GCIB) reported net income of $4.153 billion and $3.380 billion in 2004 and 2003 respectively reflecting increases of $477 million or 18% in Capital Markets and Banking and $296 million or 40% in Transaction Services.

        Capital Markets and Banking net income of $3.112 billion in 2004 increased $477 million or 18% compared to 2003, primarily due to a lower provision for credit losses as well as an increase in Lending and Fixed Income. The increase in expenses was driven by higher incentive compensation, the impact of recent acquisitions, higher legal reserves, and increased investment spending on strategic growth initiatives.

        Transaction Services net income of $1.041 billion in 2004 increased $296 million or 40% from 2003, primarily due to higher revenue reflecting growth in assets under custody and liability balances, improved spreads, a benefit from foreign currency translation and the impact of KorAm, and a lower provision for credit losses, partially offset by higher expenses.

CAPITAL MARKETS AND BANKING

In millions of dollars	2004	2003
Revenues, net of interest expense	$8,193	$7,442
Operating expenses	4,623	3,167
Provision for credit losses	(777)	740

Income before taxes and minority interest	4,347	3,535
Income taxes	1,193	880
Minority interest, after-tax	42	20

Net income	$3,112	$2,635

        Capital Markets and Banking reported net income of $3.112 billion in 2004, an increase of $477 million or 18% from 2003, primarily due to a lower provision for credit losses as well as an increase in Lending and Fixed Income.

        Revenues, net of interest expense, of $8.193 billion in 2004 increased $751 million or 10% from 2003, primarily driven by increases in Lending and Fixed Income. Lending increased primarily due to the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm. Fixed Income Markets increased primarily due to higher commodities, distressed debt and mortgage trading, partially offset by declines in interest rate and foreign exchange trading.

        Operating expenses of $4.623 billion in 2004 increased $1.456 billion or 46% from 2003, primarily due to higher compensation and benefits expense (primarily reflecting a higher incentive compensation accrual), increased legal reserves, increased investment spending on strategic growth initiatives and the acquisition of KorAm.

        The provision for credit losses was ($777) million in 2004, down $1.517 billion from 2003, primarily due to lower credit losses in the power and energy industry, in Argentina and in Brazil, and due to prior-year losses on Parmalat, as well as loan loss reserve releases as a result of improving credit quality globally.

        Cash-basis loans were $1.794 billion and $3.246 billion at December 31, 2004 and 2003, respectively. Cash-basis loans net of write-offs decreased $1.452 billion from December 31, 2003, primarily due to decreases related to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Australia, Hong Kong, and New Zealand, partially offset by increases in Korea reflecting the acquisition of KorAm.

TRANSACTION SERVICES

In millions of dollars	2004	2003
Revenues, net of interest expense	$4,066	$3,588
Operating expenses	2,841	2,556
Provision for credit losses	(198)	(6)

Income before taxes and minority interest	1,423	1,038
Income taxes	378	293
Minority interest, after-tax	4	—

Net income	$1,041	$745

        Transaction Services reported net income of $1.041 billion in 2004, up $296 million or 40% from 2003, primarily due to higher revenue reflecting growth in liability balances, assets under custody and fees, improved spreads, a benefit from foreign currency translation and the impact of KorAm, and a lower provision for credit losses, partially offset by higher expenses.

        As shown in the following table, average liability balances of $121 billion grew 21% compared to 2003, primarily due to increases in Asia and Europe reflecting positive flow and the impact of the KorAm acquisition. Assets under custody reached $7.9 trillion, an increase of $1.5 trillion or 23% compared to 2003, primarily reflecting market appreciation, a benefit from foreign currency translation, and incremental net sales.

	2004	2003
Liability balances (average in billions)	$121	$100
Assets under custody (EOP in trillions)	$7.9	$6.4

        Revenues, net of interest expense, increased $478 million or 13% to $4.066 billion in 2004, reflecting growth in Cash and Global Securities Services, offset by declines in Trade. Revenue in Cash Management increased $309 million or 15% from 2003, mainly due to growth in liability balances, improved spreads, the impact of the KorAm acquisition and a benefit from foreign currency translation and increased fees. Revenue in Global Securities Services increased $186 million or 19% from 2003, primarily reflecting higher assets under custody and fees and the impact of acquisitions, partially offset by a prior-year gain on the sale of interest in a European market exchange. Trade revenue decreased $15 million or 3% from 2003, primarily due to lower spreads. The 2003 and 2004 periods included gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses increased $285 million or 11% in 2004 to $2.841 billion, primarily due to the impact of foreign currency translation and higher business volumes, including the effect of acquisitions, as well as increased compensation and benefits costs.

        The provision for credit losses was ($198) million and ($6) million in 2004 and 2003, respectively. The provision for credit losses decreased by $192 million from 2003, primarily due to loan loss reserve releases of $163 million in 2004 as a result of improving credit quality and current period net credit recoveries in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $112 million and $156 million at December 31, 2004 and 2003, respectively. The decrease in cash-basis loans of $44 million in 2004 was primarily due to charge-offs in Argentina and Poland.

GLOBAL CORPORATE AND INVESTMENT BANK
OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

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

        Limited staff reductions will be made in the Global Corporate and Investment Bank in early 2005. The reductions will affect an estimated 900 staff and will result in an approximately $125 million pre-tax charge during the 2005 first quarter.

        Capital Markets and Banking in 2004 reported strong Lending and Fixed Income Markets results driven by improving credit trends and a favorable interest rate environment. Additionally, our international business platform benefited from the acquisition of KorAm in Asia.

        In 2005, our Capital Markets and Banking initiatives will continue to focus on product offerings that target client segments with strong growth and profitability prospects.

        Transaction Services has demonstrated significant growth over the past year and will continue to invest in its Funds Services business. Deals such as Forum Financial and ABN Amro's custody business have increased Citicorp's ability to service its hedge fund and mutual fund clients and significantly broadened its Funds Services business. The Company has an initiative to launch its correspondent clearing in the North American market by leveraging its existing infrastructure to service client needs.

GLOBAL WEALTH MANAGEMENT

PRIVATE BANK

In millions of dollars	2004	2003
Revenues, net of interest expense	$2,044	$1,996
Operating expenses	1,650	1,183
Provision for credit losses	(5)	11

Income before taxes	399	802
Income taxes	81	251

Net income	$318	$551

Client business volumes under management (in billions of dollars)	$224	$195

        Global Wealth Management is comprised solely of Private Bank and excludes the results of the Citigroup Inc. Smith Barney Private Client and Global Equity Research businesses.

        Private Bank reported net income of $318 million in 2004, down $233 million or 42% from 2003, reflecting a $288 million decline in Japan. The decline in Japan reflected a $244 million after-tax charge associated with the closure of the Private Bank operations in Japan, as well as a decline in transactional revenue (see below). Excluding Japan, income grew $55 million or 12% driven by growth in recurring fee-based and net interest revenues, a lower effective tax rate and improved credit costs which were partially offset by higher incentive compensation costs.

In billions of dollars at year end	2004	2003
Client Business Volumes:
Proprietary Managed Assets	$44	$35
Other Assets under Fee-Based Management	8	7
Banking and Fiduciary Deposits	49	45
Investment Finance	42	37
Other, principally Custody Accounts	81	71

Total	$224	$195

        Client business volumes were $224 billion at the end of the year, up $29 billion or 15% from $195 billion at the end of 2003. Double-digit growth in client business volumes was led by an increase in custody assets, which were higher in all regions except Japan. Proprietary managed assets increased $9 billion or 26% predominantly in the U.S., reflecting the impact of positive net flows. Investment finance volumes, which include loans, letters of credit, and commitments, increased $5 billion or 14%, reflecting growth in real-estate-secured loans in the U.S. and increased margin lending in the international business, excluding Japan. Banking and fiduciary deposits grew $4 billion or 9%, with double-digit growth in the U.S. and EMEA, partially offset by a $1 billion or 19% decline in Japan.

        Revenues, net of interest expense, were $2.044 billion in 2004, up $48 million or 2% from 2003 as combined growth of $112 million or 6% in Asia, North America (including Mexico), EMEA and Latin America was partially offset by a $64 million or 24% decline in Japan. In Asia, revenue increased $34 million or 9%, reflecting broad-based increases in recurring fee-based and net interest revenue that were partially offset by a decline in client transactional activity and lower performance fees. Revenue in North America increased $32 million or 4%, primarily driven by strong growth in banking and lending volumes in the U.S. and increased client transaction activity in Mexico, combined with growth in fee income from discretionary, custody and trust assets in both the U.S. and Mexico. Growth in North America was negatively impacted by net interest margin compression as increased funding costs, including lower revenue from treasury activities, was partially offset by the benefit of changes in the mix of deposits and liabilities. In EMEA, revenue grew $31 million or 12%, primarily driven by growth in fee income from discretionary and trust assets as well as increased transactional revenue.

        Revenue growth of $15 million or 7% in Latin America primarily reflected growth in banking and lending volumes. In Japan, revenue declined $64 million or 24% mainly due to lower transactional revenues.

        Operating expenses of $1.650 billion in 2004 were up $467 million or 39% from 2003. Operating expenses in 2004 included the $400 million exit plan charge in Japan. Excluding the exit plan charge, expenses increased $67 million or 6%, primarily reflecting increases in incentive compensation resulting from corresponding increases in revenue, as well as higher staff costs that were driven by investments in bankers and product specialists. Offsetting the growth in expenses was the absence of prior-year repositioning costs in Europe.

        The provision for credit losses reflected net recoveries of $5 million in 2004 compared to a net provision of $11 million in 2003. The improvement in 2004 reflected net recoveries in Japan, Asia, the U.S., and Europe. Net credit write-offs / (recoveries) in 2004 were (0.02%) of average loans outstanding compared with 0.05% in 2003. Loans 90 days or more past due at year-end 2004 were $127 million or 0.33% of total loans outstanding, compared with $121 million or 0.35% at the end of 2003.

        The decline in the effective tax rate in 2004 as compared to the prior year was primarily driven by the impact of the $400 million pretax ($244 million after-tax) Japan exit plan implementation charge.

GLOBAL WEALTH MANAGEMENT OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

        The strategy of Private Bank consists of four major components: integrated client solutions, innovative product capabilities, a focus on key markets worldwide, and a leveraging of the global reach of Citigroup. These components have enabled Private Bank to offer top-tier capabilities and investment solutions to the wealthiest families around the world by drawing upon the vast resources of Citigroup's businesses. During uncertain and complex economic and geopolitical times, the stability, globality, balance sheet strength and broad product capabilities of Citigroup provide the Private Bank with a competitive and sustainable advantage over its peer group.

        Exiting the private banking operations in Japan will impact the operating and financial performance of the Private Bankin 2005. Costs will continue to be incurred in connection with implementing the exit plan and additional charges may be taken. The Private Bank will continue to focus on expansion in geographic markets including India, South Korea and select cities in North America; build-out new product capabilities; maintain and expand successful partnerships with other Citigroup entities worldwide; and develop and attract a talented sales force that will focus on expanding our client base and strengthening relationships with existing clients. Private Bank expects its market-leading regions to continue their strong performance in 2005.

GLOBAL INVESTMENT MANAGEMENT

In millions of dollars	2004	2003
Revenues, net of interest expense	$1,507	$1,169
Operating expenses	792	746
Provisions for benefits, claims, and credit losses	371	345

Income before taxes and minority interest	344	78
Income taxes	36	5
Minority interest, after-tax	10	11

Net income	$298	$62

        Global Investment Management reported net income of $298 million in 2004, which was up $236 million from 2003. Life Insurance and Annuities net income of $193 million in 2004 increased $194 million compared to 2003, reflecting increased International Insurance Manufacturing (IIM) results of $184 million driven by the absence of realized investment losses and other actions taken in Argentina in the 2003 third quarter and a tax ruling confirming the deductibility of those losses in the 2004 third quarter, as well as earnings from higher business volumes. Asset Management net income of $105 million in 2004 was up $42 million or 67% from 2003, primarily reflecting the absence of impairments of a DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina GPNs of $9 million and the absence of a loss on the sale of an El Salvador Retirement business of $10 million, partially offset by a higher effective tax rate in Mexico.

LIFE INSURANCE AND ANNUITIES

In millions of dollars	2004	2003
Revenues, net of interest expense	$954	$646
Provision for benefits and claims	371	345
Operating expenses	378	284

Income before taxes	205	17
Income taxes	12	18

Net income (loss)	$193	$(1)

        Life Insurance and Annuities reported net income of $193 million in 2004, an increase of $194 million from 2003. The $194 million increase primarily resulted from an increase of $184 million in IIM (driven by increases in Latin America of $184 million and Japan of $16 million, partially offset by a decrease in Asia of $16 million) and an increase in CIG of $10 million. The $184 million increase in Latin America primarily reflects the absence of certain asset impairments and other actions taken in Argentina in the 2003 third quarter of $134 million and a tax ruling confirming the deductibility of those losses in the 2004 third quarter of $47 million. See "Impact from Argentina's Economic Changes" on page 8 and "Argentina" on page 7 for a further discussion of these actions. Earnings from higher business volumes in IIM operations in Japan and Asia were partially offset by the absence of an $18 million tax benefit arising from the application of APB 23 indefinite investment criteria in Asia as well as a $13 million dividend from a non-strategic equity investment in the prior year. IIM's net income included earnings from operations in Mexico of $54 million in both 2004 and 2003. The increase in income in CIG of $10 million primarily reflects lower capital funding costs.

        Revenues, net of interest expense, of $954 million in 2004 increased $308 million from 2003, primarily driven by the absence of realized investment losses and other actions taken in Argentina in 2003, higher business volumes in Japan, Asia and Mexico and the impact of foreign exchange rates. Operating expenses of $378 million in 2004 increased $94 million from 2003, primarily driven by higher business volumes, DAC amortization and the impact of foreign exchange rates.

ASSET MANAGEMENT

In millions of dollars	2004	2003
Revenues, net of interest expense	$553	$523
Operating expenses	414	462

Income before taxes and minority interest	139	61
Income taxes (benefits)	24	(13)
Minority interest, after-tax	10	11

Net income	$105	$63

Assets under management (in billions of dollars)(1)	$180	$167

(1)
Includes $34 billion and $33 billion in 2004 and 2003, respectively, for Private Bank clients.

        Asset Management reported net income of $105 million in 2004, an increase of $42 million or 67% compared to 2003, primarily reflecting the absence of impairments of a DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina GPNs of $9 million and the absence of a loss on the sale of an El Salvador Retirement business of $10 million (after-tax), partially offset by a higher effective tax rate in Mexico.

        Assets under management of $180 billion as of December 31, 2004, increased $13 billion or 8% from 2003.

        Revenues, net of interest expense, of $553 million in 2004 increased $30 million or 6% primarily reflecting the absence of a loss on the sale of an El Salvador Retirement business of $15 million and the absence of Argentina GPN impairments of $9 million, as well as higher business volumes and higher returns on locally invested capital in Mexico, partially offset by lower revenue in the Citibank Global Asset Management business.

        Operating expenses of $414 million in 2004 declined $48 million or 10% from 2003, primarily reflecting the absence of the DAC impairment in Argentina of $42 million.

        Minority interest, after-tax, of $10 million in 2004 and $11 million in 2003 was primarily due to the impact of consolidating certain assets under FIN 46-R.

GLOBAL INVESTMENT MANAGEMENT OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

        Life Insurance and Annuities—See discussion on the announced sale of substantially all of the Life Insurance and Annuities business on page 7.

        Asset Management—The Asset Management business experienced an increase in net income in 2004. The global economic outlook and equity market levels will continue to affect the level of assets under management and revenues in the asset management businesses in the near-term, but underlying demand for asset management services remains strong. Overall, demographic trends remain favorable: aging populations and insufficient retirement savings will continue to drive growth in the industry across the retail/high-net-worth, institutional, and retirement services markets. Competition will continue to increase as open architecture distribution expands and major global financial services firms focus on opportunities in asset management.

        For 2005, the business will focus on leveraging the full breadth of its global investment capabilities, continuing to capture the economic value of Citicorp's global distribution network, the expansion of third-party distribution in key geographies, and an emphasis on penetration of the institutional pension segment.

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

PROPRIETARY INVESTMENT ACTIVITIES

In millions of dollars	2004	2003
Revenues, net of interest expense	$1,437	$982
Operating expenses	340	282
Provision for credit losses	(1)	—

Income before taxes and minority interest	1,098	700
Income taxes	356	249
Minority interest, after-tax	73	175

Net income	$669	$276

        Proprietary Investment Activities reported revenues, net of interest expense, of $1.437 billion in 2004, which increased $455 million or 46% from 2003, reflecting higher Private Equity results of $468 million and lower Other Investment Activities revenues of $13 million. The higher Private Equity results were primarily due to net unrealized gains from investments in Citigroup Venture Capital (CVC) Equity Partners Fund and investments in Europe, as compared to net unrealized losses in 2003, as well as higher net realized gains, partially offset by lower mark-to-market gains on public securities.

        Operating expenses of $340 million in 2004 increased $58 million or 21% from 2003, primarily reflecting higher formulaic incentive compensation within Emerging Markets and CAI.

        Minority interest, after-tax, of $73 million in 2004 decreased $102 million from 2003, primarily due to the absence of prior year dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund.

        See Note 4 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing on both a direct and an indirect basis, in companies primarily located in the United States and Western Europe, including investments made by CVC Equity Partners Fund, investments in companies located in developing economies, CVC/Opportunity Equity Partners, LP (Opportunity), and the investment portfolio related to the Banamex acquisition in August 2001. Opportunity is a third-party managed fund investing in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with net unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of December 31, 2004 and 2003, Private Equity included assets of $5.820 billion and $5.470 billion respectively, with the portfolio primarily invested in industrial, consumer goods, communication, and technology companies. The increase in the portfolio of $350 million from 2003 relates primarily to the impact of net unrealized gains in 2004. On a regional basis as of December 31, 2004, Private Equity included assets of $2.626 billion in North America (including Mexico), $2.010 billion in EMEA, $892 million in Latin America, $287 million in Asia, and $5 million in Japan.

        Revenues, net of interest expense for Private Equity, are composed of the following:

In millions of dollars	2004	2003
Net realized gains(1)	$452	$388
Public mark-to-market	(44)	258
Net unrealized gains (losses)(2)	517	(244)
Other(3)	400	455

Revenues, net of interest expense	$1,325	$857

(1)
Includes the changes in net unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments and other than temporary impairments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $1.325 billion in 2004 increased $468 million from 2003, primarily reflecting higher net unrealized gains of $761 million and higher net realized gains of $64 million, partially offset by lower public mark-to-market results of $302 million and lower other revenues of $55 million resulting from decreased dividends and fees. The higher net unrealized gains were driven by lower net impairments in emerging market investments, higher net valuations in CVC Equity Partners Fund, Emerging Markets and Europe. The increase in the CVC Equity Partners Fund was due to a valuation adjustment in an underlying German investment. The Emerging Markets improvements were primarily from the Opportunity Fund investment, offsetting losses in 2003, and in an Asian private equity fund. The Europe results reflect better performance in many of the underlying investments, an improving European private equity market, and the impact of foreign exchange. The lower public mark-to-market results were primarily due to an investment in an Indian software company reflecting a general decline in public market values in the Indian software sector. The lower other revenues were primarily driven by lower dividends and fees in CVC Equity Partners Fund.

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

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. As of December 31, 2004, Other Investment Activities included assets of $1.170 billion, including $868 million in hedge funds, the majority of which represents money managed for St. Paul Travelers Companies (formerly TPC), $163 million in the LDC Debt/Refinancing portfolios and $139 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense, are as follows:

In millions of dollars	2004	2003
LDC Debt/Refinancing portfolios	$1	$7
Hedge fund investments	8	75
Other(1)	103	43

Revenues, net of interest expense	$112	$125

(1)
Consists primarily of revenues earned by CAI and real estate investments. The pretax profit (revenues less operating expenses) of the CAI business are reflected in the respective Citicorp distributor's (Asset Management and Private Bank) income statement as revenues.

        Revenues, net of interest expense of $112 million in 2004 decreased $13 million from 2003, primarily relating to lower hedge fund results of $67 million and lower revenue from LDC Debt/Refinancing portfolios of $6 million, partially offset by higher other revenues of $60 million. The higher other revenues were primarily due to a $44 million increase in CAI revenues and higher revenues from real estate investments of $16 million.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors.

CORPORATE/OTHER

In millions of dollars	2004	2003
Revenues, net of interest expense	$529	$1,117
Operating expenses	329	901
Provisions for benefits, claims, and credit losses	2	(5)

Income before taxes and minority interest	198	221
Income tax benefits	(20)	(127)
Minority interest, after-tax	15	21

Net income	$203	$327

        Corporate/Other reported net income of $203 million in 2004, which decreased $124 million from 2003, primarily due to lower net treasury results and higher taxes held at the Corporate level, partially offset by the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter.

        Revenues, net of interest expense, of $529 million decreased $588 million from 2003, primarily due to lower net treasury results, intersegment eliminations and the absence of prior-year EFS revenues, partially offset by the gain on the sale of EFS.

        Operating expenses of $329 million decreased $572 million from 2003, primarily due to lower intersegment eliminations, the absence of prior-year operating expenses in EFS and the absence of a $50 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation. The Citigroup Foundation contributions had minimal impact on Citicorp's earnings after related tax benefits.

        Income tax benefits of $20 million in 2004 included the impact of a $147 million tax reserve release due to the closing of a tax audit, while the 2003 benefit of $127 million included the impact of a tax reserve release of $200 million that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities.

MANAGING GLOBAL RISK

        The Company's Global Risk Management process is consolidated within Citigroup's Global Risk Management process as summarized below and as described in more detail in Citigroup's 2004 Annual Report on Form 10-K under the section titled "Managing Global Risk."

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business.

        The risk management framework is grounded on the following six principles, which apply universally across all businesses and all risk types:

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

LOANS OUTSTANDING

In millions of dollars at year end	2004	2003	2002	2001	2000
Consumer loans
In U.S. offices:
Mortgage and real estate	$161,832	$129,507	$121,178	$80,099	$73,166
Installment, revolving credit, and other	134,784	136,725	113,620	100,801	95,643
Lease financing	6,030	8,523	12,027	13,206	12,993

	302,646	274,755	246,825	194,106	181,802

In offices outside the U.S.:
Mortgage and real estate	39,601	28,743	26,564	28,688	24,988
Installment, revolving credit, and other	93,523	76,718	65,343	57,681	56,557
Lease financing	1,619	2,216	2,123	2,143	2,092

	134,743	107,677	94,030	88,512	83,637

	437,389	382,432	340,855	282,618	265,439
Unearned income	(2,163)	(2,500)	(3,174)	(4,644)	(5,390)

Consumer loans—net	435,226	379,932	337,681	277,974	260,049

Corporate loans
In U.S. offices:
Commercial and industrial	14,624	15,791	21,279	17,713	21,562
Lease financing	1,879	2,010	2,017	4,473	812
Mortgage and real estate	100	95	588	515	1,017

	16,603	17,896	23,884	22,701	23,391

In offices outside the U.S.:
Commercial and industrial	77,053	62,886	67,456	72,515	68,069
Mortgage and real estate	3,928	1,751	1,885	1,874	1,720
Loans to financial institutions	13,360	12,440	8,621	10,456	9,630
Lease financing	2,485	2,859	2,784	2,036	2,024
Governments and official institutions	1,100	1,496	3,081	4,033	1,952

	97,926	81,432	83,827	90,914	83,395

	114,529	99,328	107,711	113,615	106,786
Unearned income	(299)	(291)	(296)	(455)	(247)

Corporate loans—net	114,230	99,037	107,415	113,160	106,539

Total loans—net of unearned income	549,456	478,969	445,096	391,134	366,588
Allowance for credit losses—on drawn exposures	(11,269)	(12,643)	(11,101)	(9,688)	(8,561)

Total loans—net of unearned income and allowance for credit losses	$538,187	$466,326	$433,995	$381,446	$358,027

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
In millions of dollars at year end	2004	2003	2002	2001	2000
Other real estate owned(1)
Consumer	$320	$437	$495	$393	$366
Corporate	33	59	53	103	187

Total other real estate owned	$353	$496	$548	$496	$553

Other repossessed assets(2)	$93	$151	$230	$439	$292

(1)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2)
Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2004	2003	2002	2001	2000
Allowance for credit losses at beginning of year	$12,643	$11,101	$9,688	$8,561	$8,453

Provision for credit losses
Consumer	7,205	7,316	7,714	5,947	4,997
Corporate	(971)	729	2,281	843	342

	6,234	8,045	9,995	6,790	5,339

Gross credit losses
Consumer(1)
In U.S. offices	6,937	5,783	5,826	4,991	3,827
In offices outside the U.S.	3,304	3,270	2,865	2,132	1,973
Corporate
Mortgage and real estate
In U.S. offices	—	—	5	13	10
In offices outside the U.S.	6	27	23	3	22
Governments and official institutions outside the U.S.	—	111	—	—	—
Loans to financial institutions
In U.S. offices	—	—	—	10	—
In offices outside the U.S.	3	13	4	—	—
Commercial and industrial
In U.S. offices	52	381	819	572	149
In offices outside the U.S.	571	939	1,018	557	277

	10,873	10,524	10,560	8,278	6,258

Credit recoveries
Consumer(1)
In U.S. offices	1,079	763	729	543	544
In offices outside the U.S.	691	735	510	423	404
Corporate(2)
Mortgage and real estate
In U.S. offices	—	—	1	1	9
In offices outside the U.S.	3	1	—	1	1
Governments and official institutions outside the U.S.	1	—	2	—	1
Loans to financial institutions
In U.S. offices	6	—	—	—	—
In offices outside the U.S.	35	12	6	9	9
Commercial and industrial
In U.S. offices	98	33	147	154	27
In offices outside the U.S.	358	215	168	129	69

	2,271	1,759	1,563	1,260	1,064

Net credit losses
In U.S. offices	5,806	5,368	5,773	4,888	3,406
In offices outside the U.S.	2,796	3,397	3,224	2,130	1,788

	8,602	8,765	8,997	7,018	5,194

Other—net(3)	994	2,262	415	1,355	(37)

Allowance for credit losses at end of year	$11,269	$12,643	$11,101	$9,688	$8,561

Allowance for unfunded lending commitments(4)	600	600	567	450	450

Total allowance for loans, leases, and unfunded lending commitments	$11,869	$13,243	$11,668	$10,138	$9,011

Net consumer credit losses	$8,471	$7,555	$7,452	$6,157	$4,852
As a percentage of average consumer loans	2.13%	2.22%	2.55%	2.33%	2.03%

Net corporate credit losses	$131	$1,210	$1,545	$861	$342
As a percentage of average corporate loans	0.11%	1.18%	1.45%	0.75%	0.35%

(1)
Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.

(2)
Amounts in 2003, 2002 and 2001 include $12 million (through the 2003 third quarter), $114 million and $52 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(3)
2004 primarily includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm and the addition of $148 million of credit loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of the Sears credit card business. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. 2000 includes the addition of credit loss reserves related to other acquisitions. All periods also include the impact of foreign currency translation.

(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars at year end	2004	2003	2002	2001	2000
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$7	$8	$64	$365	$108
Other(2)	1,899	3,394	3,902	2,522	1,436

Total	$1,906	$3,402	$3,966	$2,887	$1,544

Corporate cash-basis loans(2)(3)
In U.S. offices	$254	$623	$858	$678	$293
In offices outside the U.S.	1,652	2,779	3,108	2,209	1,251

Total	$1,906	$3,402	$3,966	$2,887	$1,544

Corporate renegotiated loans(4)
In U.S. offices	$63	$107	$115	$263	$305
In offices outside the U.S.	20	33	55	74	94

Total	$83	$140	$170	$337	$399

Consumer loans on which accrual of interest had been suspended(2)
In U.S. offices	$2,485	$3,127	$3,114	$3,101	$2,158
In offices outside the U.S.	2,978	2,958	2,792	2,266	1,626

Total	$5,463	$6,085	$5,906	$5,367	$3,784

Accruing loans 90 or more days delinquent(5)(6)
In U.S. offices	$3,153	$3,298	$2,639	$1,822	$1,247
In offices outside the U.S.	401	576	447	776	385

Total	$3,554	$3,874	$3,086	$2,598	$1,632

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

(2)
The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(3)
Cash-basis loans for the insurance subsidiaries and Proprietary Investment Activities businesses were $18 million, $2 million and $2 million for 2002, 2001 and 2000, respectively, which are included in Other Assets on the Consolidated Balance Sheet in 2003 and 2004.

(4)
Includes corporate and Commercial Business loans.

(5)
The December 31, 2004 balance includes the PRMI data. The December 31, 2003 balance includes the Sears and Home Depot data. The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(6)
Substantially comprised of consumer loans of which $1,867 million, $1,643 million, $1,764 million, $920 million, and $503 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

FOREGONE INTEREST REVENUE ON LOANS(1)

In millions of dollars	In U.S. offices	In non-U.S. offices	2004 Total
Interest revenue that would have been accrued at original contractual rates(2)	$416	$576	$992
Amount recognized as interest revenue(2)	57	211	268

Foregone interest revenue	$359	$365	$724

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

CONSUMER PORTFOLIO REVIEW

        Citicorp's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 79% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 70% originated in the United States and 30% originated from offices outside the United States. Mortgage and real estate loans constitute 46% of the total consumer loan portfolio; and installment, revolving credit and other consumer loans and leases constitute 54% of the portfolio.

        In the Consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The specific write-off criteria are set according to loan product and country (see Note 1 to the Consolidated Financial Statements).

        Commercial Business, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Business loans, which comprise 9% of the total consumer loan portfolio, are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Commercial Business non-accrual loans are not strictly determined on a delinquency basis; therefore, they have been presented as a separate component in the consumer credit disclosures.

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Business loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the Cards business considers both on-balance sheet and securitized cards (together, their managed portfolio), when determining compensation, capital allocation and general management decisions. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 15 and Note 9 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)		Average Loans
					Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions Product View:
	2004	2004	2003	2004	2004	2003
Cards	$165.7	$2,944	$3,392	$155.3	9,219	$7,694
Ratio		1.78%	2.14%		5.94%	5.90%
North America Cards	147.8	2,667	3,133	139.6	8,658	7,171
Ratio		1.80%	2.18%		6.20%	6.08%
International Cards	17.9	277	259	15.7	561	523
Ratio		1.55%	1.76%		3.57%	4.19%
Consumer Finance	105.8	2,014	2,221	100.0	3,431	3,517
Ratio		1.90%	2.36%		3.43%	3.88%
North America Consumer Finance	82.8	1,525	1,683	78.4	2,065	2,059
Ratio		1.84%	2.32%		2.63%	2.94%
International Consumer Finance	23.0	489	538	21.6	1,366	1,458
Ratio		2.13%	2.50%		6.32%	7.02%
Retail Banking	165.5	4,094	3,802	144.5	693	614
Ratio		2.47%	3.07%		0.48%	0.52%
North America Retail Banking	115.4	2,515	2,299	101.9	131	139
Ratio		2.18%	2.60%		0.13%	0.17%
International Retail Banking	50.1	1,579	1,503	42.6	562	475
Ratio		3.15%	4.24%		1.32%	1.42%
Private Bank(2)	39.0	127	121	36.9	(5)	18
Ratio		0.33%	0.35%		(0.02)%	0.05%
Other Consumer	1.3	—	—	1.1	(2)	—

Managed loans (excluding Commercial Business)(3)	$477.3	$9,179	$9,536	$437.8	$13,336	$11,843
Ratio		1.92%	2.31%		3.05%	3.18%

Securitized receivables (all in North America Cards)	(85.3)	(1,296)	(1,421)	(77.9)	(4,865)	(4,529)
Credit card receivables held-for-sale(4)	(2.5)	(32)	—	(3.1)	(214)	(221)

On-balance sheet loans (excluding Commercial Business)	$389.5	$7,851	$8,115	$356.8	$8,257	$7,093
Ratio		2.02%	2.42%		2.31%	2.38%

		Cash-Basis Loans			Net Credit Losses
Commercial Business Groups(5)	$41.2	$735	$1,350	$40.1	$214	$462
Ratio		1.78%	3.38%		0.53%	1.09%

Total Consumer Loans(6)	$430.7			$396.9	8,471	7,555

Regional View:
North America (excluding Mexico)	$360.7	$6,327	$6,794	$333.3	$10,735	$9,322
Ratio		1.75%	2.14%		3.22%	3.27%
Mexico	8.8	433	388	7.9	118	55
Ratio		4.93%	5.65%		1.49%	0.82%
EMEA	39.3	1,781	1,669	35.2	850	617
Ratio		4.53%	4.90%		2.41%	2.04%
Japan	16.1	308	355	16.8	1,210	1,331
Ratio		1.91%	2.04%		7.22%	7.91%
Asia (excluding Japan)	49.1	299	286	41.6	413	398
Ratio		0.61%	0.86%		0.99%	1.30%
Latin America	3.3	31	44	3.0	10	120
Ratio		0.93%	1.50%		0.34%	4.10%

Managed loans (excluding Commercial Business)(3)	$477.3	$9,179	$9,536	$437.8	$13,336	$11,843
Ratio		1.92%	2.31%		3.05%	3.18%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Wealth Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 30.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Includes CitiCapital collateral-dependent loans.

(6)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period		Average
In billions of dollars
	2004	2003	2004	2003
Total managed(1) (including the Commercial Business)	$518.5	$452.0	$477.9	$414.2
Securitized receivables (all in North America Cards)	(85.3)	(76.1)	(77.9)	(71.4)
Credit card receivables held-for-sale(2)	(2.5)	—	(3.1)	(3.2)

On-balance sheet(3) (including Commercial Business)	$430.7	$375.9	$396.9	$339.6

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 30.

(2)
Included within Other Assets on the Consolidated Balance Sheet.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for 2004, and $4 billion and $2 billion, respectively, for 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding the Commercial Business) in the managed portfolio were $9.179 billion or 1.92% of loans at December 31, 2004, compared to $9.536 billion or 2.31% at December 31, 2003. Total cash-basis loans in the Commercial Business were $735 million or 1.78% of loans at December 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003. Total managed net credit losses (excluding the Commercial Business) in 2004 were $13.336 billion and the related loss ratio was 3.05%, compared to $11.843 billion and 3.18% in 2003. In the Commercial Business, total net credit losses were $214 million and the related loss ratio was 0.53% in 2004, compared to $462 million and 1.09% in 2003. For a discussion of trends by business, see business discussions on pages 15 to 19 and page 22.

        Citicorp's total allowance for loans, leases and unfunded lending commitments of $11.869 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the Consumer portfolio was $8.379 billion at December 31, 2004 and $9.088 billion at December 31, 2003. The decrease in the allowance for credit losses from 2003 was primarily due to the impact of reserve releases of $1.182 billion in 2004 related to improving credit conditions in North America, Latin America, Asia and Japan. Offsetting this decrease in the allowance for credit losses were additions of $274 million and $148 million associated with the acquisitions of KorAm and WMF, respectively, the impact of reserve builds of $78 million, primarily related to Germany; and the impact of foreign currency translation.

        On-balance sheet consumer loans of $430.7 billion increased $54.8 billion or 15% from December 31, 2003, primarily driven by growth in mortgage and other real-estate-secured loans in Prime Home Finance, Consumer Finance and Private Bank, the addition of the KorAm and WMF portfolios, and the impact of strengthening currencies. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Credit card receivables declined, primarily due to the impact of higher securitization levels and higher payment rates by customers. In the North America Commercial Business (excluding Mexico), loans continued to decline in 2004, reflecting the continued liquidation of non-core portfolios and a $2.0 billion reclassification of operating leases from loans to other assets in 2004. Loans in Japan also declined mainly reflecting continued contraction in the Consumer Finance portfolio.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

        Consumer credit loss ratios for 2005 are expected to remain relatively constant to the fourth quarter 2004 levels. Full-year loss ratios for 2005 are expected to improve against prior-year levels due to credit loss rates that declined during 2004. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

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

        The following table presents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2004. The Corporate portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

In billions of dollars	Within 1 Year	Greater than 1 Year but Within 5	Greater than 5 Years	Total Exposure
Direct outstandings	$131	$41	$13	$185
Unfunded commitments	148	99	13	260

Total	$279	$140	$26	$445

Portfolio Mix

        The corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings and unfunded commitments by region:

	Dec. 31, 2004	Dec. 31, 2003
North America	42%	41%
EMEA	29%	30%
Japan	3%	3%
Asia	15%	14%
Latin America	4%	5%
Mexico	7%	7%

Total	100%	100%

        It is corporate credit policy to maintain accurate and consistent risk ratings across the corporate credit portfolio. This facilitates the comparison of credit exposures across all lines of business, geographic region and product. All internal risk ratings must be derived in accordance with the applicable Business' Risk Rating Policy. Independent Risk Management must approve any exception to the policy. The Risk Rating Policy establishes standards for the derivation of obligor and facility risk ratings that are generally consistent with the approaches used by the major rating agencies.

        Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived primarily through the use of statistical models, which are validated periodically, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given-default of the facility such as parent support, collateral, or structure.

        Internal obligor ratings equivalent to BBB and above are considered investment-grade. Ratings below the equivalent of BBB are considered non-investment-grade.

        The following table presents the corporate credit portfolio by facility risk rating at December 31, 2004 and 2003, as a percentage of the total portfolio:

	Direct Outstandings and Unfunded Commitments
	2004	2003
AAA/AA/A	54%	54%
BBB	29%	27%
BB/B	15%	16%
CCC or below	1%	2%
Unrated	1%	1%

	100%	100%

        The corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct Outstandings and Unfunded Commitments
	2004	2003
Government and central banks	10%	14%
Other financial institutions	8%	9%
Banks	7%	6%
Investment banks	6%	5%
Utilities	5%	5%
Insurance	4%	5%
Agricultural and food preparation	4%	4%
Telephone and cable	4%	4%
Petroleum	4%	3%
Industrial machinery and equipment	3%	3%
Autos	2%	3%
Freight transportation	2%	2%
Global information technology	2%	2%
Chemicals	2%	2%
Retail	2%	2%
Metals	2%	2%
Other industries(1)	33%	29%

Total	100%	100%

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	2004	2003
Corporate cash-basis loans
Capital Markets and Banking	$1,794	$3,246
Transaction Services	112	156

Total corporate cash-basis loans	$1,906	$3,402

Net credit losses
Capital Markets and Banking	$149	$1,190
Transaction Services	(18)	23
Investment Activities(1)	—	(3)

Total net credit losses	$131	$1,210

Corporate allowance for credit losses	$2,890	$3,555
Corporate allowance for credit losses on unfunded lending commitments(2)	600	600

Total corporate allowance for loans, leases and unfunded lending commitments	$3,490	$4,155

As a percentage of total corporate loans(3)	2.53%	3.59%

(1)
Investment Activities results are reported in the Proprietary Investment Activities segment.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the allowance for unfunded lending commitments.

        Corporate cash-basis loans were $1.906 billion and $3.402 billion at December 31, 2004 and 2003, respectively. Cash-basis loans decreased $1.496 billion from December 31, 2003 due to a $1.452 billion decrease in Capital Markets and Banking and a $44 million decrease in Transaction Services. Capital Markets and Banking decreased primarily due to charge-offs in North America, Argentina and Mexico, partially offset by the addition of KorAm. Transaction Services decreased primarily due to decreases in corporate borrowers in Poland and Argentina.

        Total corporate Other Real Estate Owned (OREO) was $33 million and $59 million at December 31, 2004 and 2003, respectively.

        Total corporate loans outstanding at December 31, 2004 were $114 billion as compared to $99 billion at December 31, 2003.

        Total corporate net credit losses of $131 million in 2004 decreased $1.079 billion compared to 2003, primarily due to improvements in the overall credit environment, and the absence of exposure to Parmalat.

        Citicorp's allowance for credit losses for loans, leases and lending commitments of $11.869 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the Corporate portfolio was $3.490 billion at December 31, 2004, compared to $4.155 billion at December 31, 2003. The allowance attributed to corporate loans and leases as a percentage of corporate loans was 2.53% at December 31, 2004, as compared to 3.59% at December 31, 2003. The $665 million decrease in the total allowance at December 31, 2004 from December 31, 2003 primarily reflects reserve releases of $900 million due to continued improvement in the portfolio, partially offset by the addition of KorAm. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Although the 2004 credit environment led to benefits from loan loss releases and declines in cash-basis loans, it is unlikely these benefits will repeat in 2005. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

LOAN MATURITIES AND FIXED/VARIABLE PRICING

In millions of dollars at year end	Due Within 1 Year	Over 1 Year but Within 5 Years	Over 5 Years	Total
Corporate maturities of the corporate loan portfolio
In U.S. offices
Commercial and Industrial loans	$4,827	$7,115	$2,682	$14,624
Mortgage and real estate	33	49	18	100
Lease financing	620	914	345	1,879
In offices outside the U.S.	63,300	27,829	6,797	97,926

Total corporate loans	$68,780	$35,907	$9,842	$114,529

Fixed/variable pricing of corporate loans with maturities due after one year with maturities(1)
Loans at fixed interest rates		$11,077	$4,098
Loans at floating or adjustable interest rates		24,830	5,744

Total		$35,907	$9,842

(1)
Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 18 to the Consolidated Financial Statements.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section on page 13. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Non-Trading Portfolios

        Citicorp's market risk management process for its non-trading portfolios is consolidated within Citigroup's market risk management process as described below.

        Interest rate risk in non-trading portfolios is inherent in many client-related activities, primarily lending and deposit taking to both corporations and individuals. Interest rate risk arises from these client activities as a function of a number of factors. These include the timing of rate resetting and maturity between assets and liabilities, the change in the profile for those assets and liabilities whose maturity changes in response to changes in market interest rates, changes in the shape of the yield curve and changes in the spread between various market rate indices among other factors.

        The exposure generated by client-related activities is actively managed by business treasury units throughout Citigroup. The treasury units manage exposure to the key factors within limits approved by independent risk management, primarily by altering the repricing characteristics of the portfolio either directly through on-balance sheet instruments or through the use of off-balance sheet instruments including derivatives and by modifying product pricing strategies.

        To ensure consistency across businesses, Citigroup's non-trading portfolios are managed under a single set of standards for defining, measuring, limiting and reporting market risk. While business risk management is directly responsible for employing appropriate risk management techniques that are appropriate for each specific portfolio, there are a number of Citigroup-wide reporting metrics, both earnings-based and valuation-based, that are common to all business units.

        The principal earnings measure is Interest Rate Exposure (IRE). IRE is calculated for all non-trading portfolios for all currencies where Citigroup has significant interest rate exposure. IRE is calculated as the pretax earnings impact of an instantaneous, parallel increase or decrease in the yield curve. In order to stress test the portfolios, IRE is calculated for +/-50 basis points (bps), +/-100 bps and +/-200 bps rate shocks for each currency. IRE is supplemented with additional measurements, including stress testing the impact on earnings and equity for non-linear interest rate movements, and analysis of portfolio duration, basis risk, spread risk, volatility risk, and cost-to-close.

        IRE is interpreted as the potential change in income that would result from the instantaneous change in rates on a static portfolio at a point in time. This is a measure of exposure, not a simulation of income or forecasted income. It assumes no additional changes in rates or positions, although in practice, business treasurers may react to a change or expected change in rates by altering their portfolio mix, repricing characteristics, hedge positions and customer pricing which could significantly impact reported earnings. IRE is used as an indicative measure of exposure to a severe rate change, and not as a predictor of changes in reported earnings.

        The table below illustrates the impact to Citicorp's pretax earnings over a one-year and five-year time horizon from an instantaneous 100 bps increase and a 100 bps decrease in the yield curves applicable to the U.S. dollar and Mexican peso. The five-year horizon amounts are discounted back to current amounts.

Citicorp Interest Rate Exposure (Impact on Pretax Earnings)

	December 31, 2004		December 31, 2003
In millions of dollars
	Increase	Decrease	Increase	Decrease
U.S. dollar
Twelve months and less	$(379)	$202	$(763)	$237
Discounted five year	$773	$(2,042)	$965	$(3,126)

Mexican peso
Twelve months and less	$46	$(46)	$55	$(55)
Discounted five year	$206	$(208)	$226	$(226)

        The changes in U.S. dollar Interest Rate Exposure from the prior year reflect changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, the impact on stockholder's equity of retained earnings net of the Litigation Reserve Charge, as well as Citigroup's view of prevailing interest rates.

Trading Portfolios

        Citicorp's market risk management process for its trading portfolios is consolidated within Citigroup's market risk management process as described below.

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

        Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors. Citicorp's Value-at-Risk is based on the volatilities of, and correlations between, approximately 250,000 market risk factors, including factors that track the specific issuer risk in debt and equity securities.

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

        Risk capital for market risk in trading portfolios is based on an annualized Value-at-Risk figure, with adjustments for intra-day trading activity.

        Extensive back testing of many hypothetical test portfolios is performed as one check on the accuracy of its Value-at-Risk (VAR). Back testing is the process in which the daily Value-at-Risk of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back testing is conducted to ascertain if in fact we are measuring potential market loss at the 99% confidence level. A daily market value loss in excess of a 99% confidence level Value-at-Risk should occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

        New and/or complex products in the global corporate and investment banking business are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citicorp's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $80 million at December 31, 2004 and $42 million at December 31, 2003. Daily exposures averaged $61 million in 2004 and ranged from $41 million to $119 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2004 and 2003, along with the averages:

In millions of dollars	Dec. 31, 2004	2004 Average	Dec. 31, 2003	2003 Average
Interest rate	$71	$53	$36	$33
Foreign exchange	8	15	11	21
Equity	23	24	19	13
Commodity	6	4	9	4
Covariance adjustment	(28)	(35)	(33)	(32)

Total—All market risk factors, including general and specific risk	$80	$61	$42	$39

Specific risk component	$6	$7	$4	$1

Total—General market factors only	$74	$54	$38	$38

        The specific risk component represents the level of issuer-specific risk embedded in the Value-at-Risk, arising from both debt and equity securities. Citicorp's specific risk model conforms with the 4x multiplier treatment approved by the Federal Reserve and is subject to extensive hypothetical back testing (performed on an annual basis), including many portfolios with position concentrations.

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2004 and 2003:

	2004		2003
In millions of dollars
	Low	High	Low	High
Interest rate	$29	$112	$20	$55
Foreign exchange	5	32	8	34
Equity	10	48	5	32
Commodity	1	13	1	20

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

        The management of operational risk is continuing to evolve into a distinct discipline with its own risk management structure, tools, and process, much like credit and market risk. The Citigroup Self-Assessment and Operational Risk Framework (the Framework) includes the Citigroup Risk and Control Self-Assessment Policy and the Citigroup Operational Risk Policy, which define Citigroup's approach to operational risk management. The Citigroup Operational Risk Policy (the Policy) codifies the core governing principles for operational risk management and provides the framework to identify, evaluate, control, measure, monitor, and report operational risks in a consistent manner across Citigroup. The Framework requires each business to identify its operational risks as well as the controls established to mitigate those risks and to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses report their operational risk losses in accordance with Policy definitions into a standardized database.

        Citigroup's Framework includes the following core operational risk principles, which apply to all of Citigroup's businesses (certain newly acquired businesses are granted temporary exemptions to this policy):

  •
  Senior Business Managers are accountable for managing Operational Risk.

  •
  Citigroup has a system of checks and balances in place for operational risk management including:

  —
  an independent operational risk oversight function, reporting to the Citigroup Senior Risk Officer;

  —
  a formal governance structure established by the Citigroup Controller and Chief Accounting Officer, to provide direction, oversight, and monitoring of Citigroup's Risk and Control Self-Assessment (RCSA) programs;

  —
  an independent Audit and Risk Review function.

  •
  Each major Citigroup business segment must have approved business-specific procedures for managing operational risk including risk identification, evaluation, control, measurement, monitoring, and reporting, as well as processes for ensuring compliance with corporate policies and applicable laws and regulations.

        The Policy and its requirements facilitate the aggregation of operational risks across products and businesses and promote effective communication of those risks to management. Information about the businesses' operational risks and losses is reported regularly to Senior Management and to the Citigroup Board of Directors. This includes information about the allocation of risk capital for operational risk to each business. Risk capital is calculated based on an estimate of the operational loss potential for each major line of business adjusted for the quality of its control environment. Citigroup's methodologies for calculating capital continue to evolve to accommodate use of the increasing amounts of data that are becoming available as a product of the Framework. Citigroup's Framework facilitates the Company's response to the requirements of emerging regulatory guidance on operational risk, including those related to Basel 2 capital calculations.

Risk and Control Self-Assessment

        A formal governance structure has been established through the Risk and Control Self-Assessment Policy (RCSA Policy) to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA Policy incorporates standards for risk and control self-assessment that are applicable to all businesses and establishes RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. RCSA is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, FDICIA or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to Senior Management and the Audit Committee. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

Information Security and Continuity of Business

        In the fall of 2004, Citigroup created the function of Chief Information Technology Risk Officer to enhance risk management practices between information security and continuity of business. This is an important step in Citigroup's strategy to better manage and aggregate risk on an enterprise-wide basis.

        The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance. During 2004, the Citigroup Information Security Office conducted an end-to-end review of Company-wide risk management processes for mitigating, monitoring, and responding to information security risk.

        During 2004, Citigroup continued to mitigate business continuity risks by reviewing and testing recovery procedures. The Corporate Office of Business Continuity with the support of the Global Senior Continuity of Business Committee monitors compliance with all internal and external regulatory standards to enhance Citigroup's resilience in the financial markets.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

	December 31, 2004								December 31, 2003
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
In billions of dollars	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments(2)
Germany	$9.7	$4.6	$2.0	$16.3	$14.4	$3.1	$19.4	$10.5	$14.8	$9.6
Korea	0.4	0.3	0.3	1.0	0.8	12.2	13.2	2.2	2.5	0.2
Netherlands	2.7	2.0	4.3	9.0	8.1	—	9.0	3.3	4.8	3.2
Canada	0.8	0.1	2.5	3.4	3.2	5.5	8.9	1.7	8.2	1.7
Spain	0.5	2.1	2.0	4.6	4.4	3.9	8.5	4.0	4.6	1.5
Italy	0.6	3.1	1.5	5.2	5.0	2.6	7.8	2.3	12.2	2.2
France	2.0	2.9	2.7	7.6	6.6	—	7.6	9.6	5.1	5.9
Mexico	0.1	1.6	2.9	4.6	1.8	2.3	6.9	0.5	7.2	0.5
Australia	0.5	—	1.0	1.5	1.2	0.2	1.7	0.2	7.6	0.1

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

        The capital plans, forecasts, and positions of Citicorp and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citicorp's Chairman, Chief Executive Officer and President, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several other senior business managers of Citicorp and Citigroup.

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

        As noted in the table below, Citicorp maintained a "well capitalized" position during both 2004 and 2003. See also Note 15 to the Consolidated Financial Statements.

Citicorp Regulatory Capital Ratios

At year end	2004	2003
Tier 1 Capital	8.69%	8.44%
Total Capital (Tier 1 and Tier 2)	12.59%	12.68%
Leverage(1)	6.74%	6.70%
Common stockholder's equity	9.93%	9.97%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2004	2003
Tier 1 Capital
Common stockholder's equity	$94,678	$81,794
Qualifying mandatorily redeemable securities of subsidiary trusts	823	840
Minority interest	960	1,225
Less: Net unrealized gains on securities available-for-sale(1)	(124)	(948)
Accumulated net gains on cash flow hedges, net of tax	(706)	(879)
Intangible assets:(2)
Goodwill	(29,330)	(25,302)
Other disallowed intangible assets	(5,866)	(5,837)
Other	(322)	(222)

Total Tier 1 Capital	60,113	50,671

Tier 2 Capital
Allowance for credit losses(3)	8,820	7,700
Qualifying debt(4)	18,050	17,709
Unrealized marketable equity securities gains(1)	135	73

Total Tier 2 Capital	27,005	25,482

Total Capital (Tier 1 and Tier 2)	$87,118	$76,153

Risk-adjusted assets(5)	$692,138	$600,554

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

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $41.4 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of December 31, 2004, compared with $32.5 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $10.5 billion and $10.2 billion at December 31, 2004 and 2003, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Stockholder's equity increased $12.9 billion during the year to $94.7 billion at December 31, 2004, representing 9.93% of assets, compared to $81.8 billion and 9.97% at year-end 2003. The increase in stockholder's equity during the year reflected net income of $16.9 billion, employee benefits and other activity of $0.4 billion, and net changes in equity from nonowner sources of $0.2. These increases were offset by dividends paid of $4.6 billion. The decrease in the stockholder's equity ratio during the year reflected the above items and the 16% increase in assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at December 31, 2004 and December 31, 2003 were $823 million and $840 million, respectively. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R.

        On March 1, 2005, the FRB issued the final rule that allows for the continued limited inclusion of trust preferred securities in the Tier 1 Capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a transition period, ending March 31, 2009, for application of the quantitative limits. See "Regulatory Capital and Accounting Standards Developments" below.

        On July 20, 2004, the federal banking and thrift regulatory agencies issued the final rule on capital requirements for asset-backed commercial paper (ABCP) programs. The final rule, which generally became effective September 30, 2004, increased the capital requirement on most short-term liquidity facilities that provide support to ABCP programs by imposing a 10% credit conversion factor on such facilities. Additionally, the final rule permanently excludes ABCP program assets consolidated under FIN 46-R and any minority interests from the calculation of risk-weighted assets and Tier 1 Capital, respectively. The denominator of the leverage ratio calculation remains unaffected by the final rule, as the risk-based capital treatment does not alter the reporting of the on-balance sheet assets under GAAP guidelines. The impact of adopting the final rule on Citicorp's Tier 1 Capital ratio was approximately 5 basis points.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At December 31, 2004, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

At year end	2004	2003
Tier 1 Capital	8.42%	8.40%
Total Capital (Tier 1 and Tier 2)	12.51%	12.56%
Leverage(1)	6.28%	6.57%
Common stockholder's equity	7.51%	7.56%

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars at year end	2004	2003
Tier 1 Capital	$41.7	$35.9
Total Capital (Tier 1 and Tier 2)	$62.0	$53.7

        Citibank (a wholly owned subsidiary of Citicorp) had net income for 2004 amounting to $9.4 billion. During 2004, Citibank paid dividends of $3.0 billion.

        During 2004, Citibank issued an additional $1.6 billion of subordinated notes to Citicorp that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citicorp that were outstanding at December 31, 2004 and included in Citibank's Tier 2 capital amounted to $13.9 billion.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004, specified that parallel testing will be necessary, and designated a new implementation date of year-end 2007. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003, and subsequently issued additional guidance in October 2004, relating to the new Basel standards. Citigroup and Citicorp, along with other major banking organizations and associations, are continuing to provide significant input into these proposed rules. In addition, Citigroup and Citicorp are participating in certain quantitative studies of these proposed rules, discussing the proposed rules with banking regulators and developing overall implementation plans. The final version of these new capital rules will apply to Citigroup and Citicorp, as well as to other large U.S. banks and BHCs. Citigroup and Citicorp continue to assess the impact and participate in efforts to refine these future capital standards.

        On March 1, 2005, the FRB issued the final rule, with an effective date of April 11, 2005, that would retain trust preferred securities in Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. Under this rule, Citicorp currently would have less than 2% against the limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally active BHCs (such as Citicorp) would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill, less any deferred tax liability. Under this 15% limit, Citicorp would be able to retain the full amount of its trust preferred securities within Tier 1 Capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

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

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the independent Senior Treasury Risk Officer. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities, these include cash capital (defined as core deposits, long-term liabilities, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For Citigroup and Citicorp, on a combined basis at the holding company level, a ratio was established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        On February 11, 2005 Citigroup announced plans to merge its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. This transaction is subject to regulatory approval and is expected to take place by the end of the 2005 third quarter. Citigroup will assume all existing indebtedness and outstanding guarantees of Citicorp.

        Citigroup also announced it would consolidate its capital markets funding activities in two legal entities: i) Citigroup Inc., which will continue to issue long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc. ("CFI") a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which will issue commercial paper and medium-term notes. It is anticipated that this funding consolidation will commence during the 2005 second quarter.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

Funding

        As a financial holding company with no significant operating activities of its own, substantially all of Citicorp's net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citicorp, primarily in the form of dividends. Certain subsidiaries' dividend paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating agency requirements that also impact their capitalization levels.

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

        As of December 31, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $11.6 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of December 31, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $10.6 billion of the available $11.6 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        During 2005, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

        Primary sources of liquidity for Citicorp and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citicorp and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. Finally, Citicorp's net earnings provide a significant source of funding to the corporation.

        Citicorp's assets and liabilities, which are principally held through its bank and nonbank subsidiaries, are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

        Citicorp's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $566 billion. Citicorp's deposit represents 59% of total funding at December 31, 2004 and 2003. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Asset securitization programs remain an important source of liquidity. See Note 9 to the Consolidated Financial Statements for additional information about securitization activities.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. While Citicorp is a separately rated entity, it did not access external markets for any long-term debt or equity issuance in 2004. Citicorp continues to issue commercial paper and other short-term debt instruments within board-established limits and certain management guidelines. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company, which includes the underwritten debt previously issued by WMF. Citicorp has guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash and securities to support their combined outstanding commercial paper. See Note 10 to the Consolidated Financial Statements for outstandings under the Citicorp commercial paper program.

        Some of Citicorp's affiliates have credit facilities outstanding. Details of these facilities can be found in Notes 10 and 24 to the Consolidated Financial Statements.

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

Contractual Obligations

        The following table includes aggregated information about Citicorp's contractual obligations. These contractual obligations impact the Company's short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company's consolidated long-term debt, operating leases and other long-term liabilities reported on the Company's Consolidated Balance Sheet at December 31, 2004. The Company's capital lease obligations are not material and are included within purchase obligations in the table.

        Citicorp's contractual obligations include purchase obligations that are enforceable and legally binding on the Company. For the purposes of the table below, purchase obligations are included through the termination date specified in the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company's obligations without regard to such termination clauses (unless actual notice of the Company's intention to terminate the agreement has been communicated to the counterparty).

        In the following table, other liabilities reflected on the Company's Consolidated Balance Sheet include obligations for goods and services which have already been received and litigation settlements, as well as other long-term liabilities that have already been incurred and will ultimately be paid in cash. The table excludes deposit liabilities, as a majority of the deposits are payable on demand or within one year.

        Citicorp employees participate in the Citigroup Pension Plan. Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations.

At December 31, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plan. For the non-U.S. plans, discretionary contributions in 2005 are anticipated to be approximately $173 million and this amount has been included within purchase obligations in the table below. The estimated pension plan contributions are subject to change since contribution decisions are affected by various factors such as market performance, regulatory and legal requirements, and management's ability to change funding policy. For additional information regarding the Company's retirement benefit obligations see Note 17 to the Consolidated Financial Statements.

	Contractual Obligations by Year
In millions of dollars
	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations(1)	$18,170	$18,031	$13,721	$8,223	$6,022	$52,152
Operating lease obligations	1,094	781	675	581	495	2,744
Purchase obligations(2)	3,631	946	478	365	303	670
Other liabilities reflected on the Company's Consolidated Balance Sheet(3)	23,306	1,149	1,287	1,084	92	525

Total	$46,201	$20,907	$16,161	$10,253	$6,912	$56,091

(1)
For additional information about long-term debt and trust preferred securities, see Note 11 to the Consolidated Financial Statements.

(2)
Citicorp and certain other Citigroup subsidiaries jointly occupy certain premises. The purchase obligations above include premises-related expenses for all entities.

(3)
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

        SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the Company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard & Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

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

        Our credit card receivable and mortgage loan securitizations are organized as Qualifying SPEs (QSPEs) and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

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

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citicorp sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citicorp's loss is limited to its seller's interest, retained securities, and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citicorp subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

        At December 31, 2004 and 2003, total assets in the credit card trusts were $101 billion and $89 billion, respectively. Of those amounts at December 31, 2004 and 2003, $82 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $15.8 billion and $11.9 billion, respectively, is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans. Additional retained securities issued by the trusts totaling $2.9 billion and $1.1 billion at December 31, 2004 and 2003, respectively, are included in Citicorp's Consolidated Balance Sheet as Available-for-Sale securities. Citicorp retains credit risk on its seller's interest, retained securities, and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.3 billion and $1.1 billion, respectively, at December 31, 2004 and 2003. The Company also recognized an interest-only strip of $1.1 billion and $836 million at December 31, 2004 and 2003, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In 2004, the Company recorded net gains of $234 million and, in 2003, recorded net gains of $342 million, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $226 million, $582 million, and $302 million in 2004, 2003, and 2002, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At December 31, 2004 and 2003, total assets and liabilities in the unconsolidated conduits were $51 billion and $44 billion, respectively. One conduit with assets of $656 million is consolidated at December 31, 2004, compared with $823 million consolidated at December 31, 2003. For 2004 and 2003, the Company's revenues for these activities amounted to $197 million and $217 million, and estimated expenses before taxes were $34 million and $37 million. Expenses have been estimated based upon a percentage of product revenues to business revenues.

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

        See Note 9 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitments. Further details are included in the footnotes.

In millions of dollars at year end	2004	2003
Financial standby letters of credit and foreign office guarantees	$45,878	$36,065
Performance standby letters of credit and foreign office guarantees	9,145	8,101
Commercial and similar letters of credit	5,811	4,411
One- to four-family residential mortgages	4,558	3,599
Revolving open-end loans secured by one- to four-family residential properties	15,705	14,007
Commercial real estate, construction and land development	1,871	1,322
Credit card lines(1)	776,281	739,162
Commercial and other consumer loan commitments(2)	269,579	221,024

Total	$1,128,828	$1,027,691

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $144 billion and $130 billion with original maturity of less than one year at December 31, 2004 and 2003, respectively.

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

        Citigroup has a Disclosure Committee, which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for Citigroup in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains Citigroup's commitment to the highest standards of conduct. Citigroup has established an ethics hotline for employees. In addition, the Company adopted Citigroup's Code of Ethics for Financial Professionals that applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and that supplements the Citigroup-wide Code of Conduct. Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup Web site at www.citigroup.com by clicking on the "Corporate Governance" page. Citigroup's Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are available free of charge on the Citigroup Web site under the "Corporate Governance" page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043.

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

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; the continued threat of terrorism; changes in assumptions underlying the fair value of investments and trading account assets and liabilities; changes in management's estimates of probable losses inherent in the lending portfolio; costs associated with the implementation of the Japan Private Bank Exit Plan; the ability of Cards to continue brand development, private-label expansion, new product launches, and organic growth; the effect of Citi Cards raising minimum required payments; the ability of Retail Banking to continue to expand into select markets; the ability of Prime Home Finance to continue leveraging Citigroup distribution channels; the ability of the Asset Management business to leverage its global investment capabilities; possible legislative and regulatory reforms in the mutual fund industry; the credit performance of the portfolios, portfolio growth and seasonal factors; the Company's subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal and regulatory proceedings and related matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Stockholder
        Citicorp:

        We have audited the accompanying consolidated balance sheets of Citicorp and subsidiaries (the "Company" or "Citicorp") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citicorp as of December 31, 2004 and 2003, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation and in 2002 the Company changed its methods of accounting for goodwill and intangible assets and accounting for the impairment or disposal of long-lived assets.

/s/ KPMG LLP
New York, New York
March 18, 2005

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
Citicorp and Subsidiaries

	Year Ended December 31,
In millions of dollars
	2004	2003	2002
Interest revenue
Loans, including fees	$43,823	$37,969	$37,759
Deposits with banks	532	819	1,008
Federal funds sold and securities purchased under agreements to resell	429	322	431
Investments, including dividends	5,682	4,760	4,735
Trading account assets	1,948	1,485	1,624
Loans held-for-sale	1,014	919	1,138

	53,428	46,274	46,695

Interest expense
Deposits	9,112	7,151	8,797
Trading account liabilities	98	62	55
Purchased funds and other borrowings	2,363	1,624	2,470
Long-term debt	4,283	3,637	3,757

	15,856	12,474	15,079

Net interest revenue	37,572	33,800	31,616
Benefits, claims and credit losses
Policyholder benefits and claims	524	545	546
Provision for credit losses	6,234	8,045	9,995

Total benefits, claims and credit losses	6,758	8,590	10,541

Net interest revenue after benefits, claims and credit losses	30,814	25,210	21,075

Fees, commissions and other revenue
Fees and commissions	12,914	12,048	10,812
Foreign exchange	1,857	3,530	2,168
Trading account	952	(546)	1,763
Investment transactions	676	254	(373)
Other revenue	8,931	6,090	5,336

	25,330	21,376	19,706

Operating expense
Salaries	11,621	10,500	8,936
Employee benefits	2,691	2,301	1,969

Total employee-related expenses	14,312	12,801	10,905
Net premises and equipment	4,241	3,646	3,240
Restructuring-related items	(5)	(45)	(6)
Other expense	13,191	10,538	10,476

	31,739	26,940	24,615

Income before income taxes and minority interest	24,405	19,646	16,166
Income taxes	7,294	5,827	5,345
Minority interest, net of income taxes	203	278	112

Net Income	$16,908	$13,541	$10,709

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

Citicorp and Subsidiaries

In millions of dollars	December 31, 2004	December 31, 2003
Assets
Cash and due from banks	$17,453	$16,707
Deposits at interest with banks	23,889	19,777
Federal funds sold and securities purchased under agreements to resell	14,151	18,797
Trading account assets (including $2,278 and $2,078 pledged to creditors at December 31, 2004 and December 31, 2003, respectively)	102,686	85,681
Investments (including $13,468 and $10,126 pledged to creditors at December 31, 2004 and December 31, 2003, respectively)	147,630	124,292
Loans held-for-sale	11,379	9,229
Loans, net of unearned income
Consumer	435,226	379,932
Corporate	114,230	99,037

Loans, net of unearned income	549,456	478,969
Allowance for credit losses	(11,269)	(12,643)

Total loans, net	538,187	466,326
Goodwill	29,330	25,302
Intangible assets	14,275	12,924
Premises and equipment, net	9,096	6,514
Interest and fees receivable	6,351	5,075
Other assets	39,177	29,479

Total assets	$953,604	$820,103

Liabilities
Non-interest-bearing deposits in U.S. offices	$31,913	$30,214
Interest-bearing deposits in U.S. offices	161,113	146,713
Non-interest-bearing deposits in offices outside the U.S.	28,597	23,405
Interest-bearing deposits in offices outside the U.S.	344,486	278,162

Total deposits	566,109	478,494
Trading account liabilities	56,936	53,455
Purchased funds and other borrowings	70,460	66,361
Accrued taxes and other expense	14,556	9,985
Long-term debt	116,319	102,234
Other liabilities	34,546	27,780
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,601	40,203
Retained earnings	56,276	43,998
Accumulated other changes in equity from nonowner sources	(2,199)	(2,407)

Total stockholder's equity	94,678	81,794

Total liabilities and stockholder's equity	$953,604	$820,103

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

Citicorp and Subsidiaries

	Year Ended December 31,
In millions of dollars
	2004	2003	2002
Common stock ($0.01 par value)
Balance, beginning of year—Shares: 1,000 in 2004, in 2003 and in 2002	$—	$—	$—

Balance, end of year—Shares: 1,000 in 2004, in 2003, and in 2002	$—	$—	$—

Surplus
Balance, beginning of year	$40,203	$39,966	$34,112
Capital contribution from Citigroup(1)	—	—	5,832
Employee benefit plans	264	97	19
Other(2)	134	140	3

Balance, end of year	$40,601	$40,203	$39,966

Retained earnings
Balance, beginning of year	$43,998	$34,667	$30,702
Net income	16,908	13,541	10,709
Dividends paid	(4,630)	(4,210)	(6,744)

Balance, end of year	$56,276	$43,998	$34,667

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	$(2,407)	$(1,093)	$(1,361)
Net change in unrealized gains and losses on investment securities available-for-sale, net of tax	(242)	134	595
Net change in foreign currency translation adjustment, net of tax	1,205	(873)	(1,469)
Net change for cash flow hedges, net of tax	(755)	(575)	1,142

Balance, end of year	$(2,199)	$(2,407)	$(1,093)

Total stockholder's equity
Balance, beginning of year	$81,794	$73,540	$63,453
Changes during the year, net	12,884	8,254	10,087

Balance, end of year	$94,678	$81,794	$73,540

Summary of changes in equity from nonowner sources
Net income	$16,908	$13,541	$10,709
Other changes in equity from nonowner sources, net of tax	208	(1,314)	268

Total changes in equity from nonowner sources	$17,116	$12,227	$10,977

(1)
Includes contributions related to the GSB acquisition in 2002. See Note 2 to the Consolidated Financial Statements.

(2)
In 2004 and 2003, primarily represents the tender of GSB shares held by previous GSB shareholders.

        See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Citicorp and Subsidiaries

	Year Ended December 31,
In millions of dollars
	2004	2003	2002
Cash flows from operating activities
Net income	$16,908	$13,541	$10,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,234	8,045	9,995
Depreciation and amortization of premises and equipment	1,707	1,283	1,107
Provision (benefit) for deferred taxes	1,045	598	(216)
Restructuring-related items	(5)	(45)	(6)
Venture capital activity	(201)	134	577
Net (gain) loss on sale of securities	(676)	254	373
Changes in accruals and other, net	(6,425)	(8,742)	4,088
Net decrease (increase) in loans held-for-sale	556	6,679	(1,366)
Net increase in trading account assets	(15,228)	(36,639)	(9,577)
Net increase in trading account liabilities	2,973	27,084	4,038

Total adjustments	(10,020)	(1.349)	9,013

Net cash provided by operating activities	6,888	12,192	19,722

Cash flows from investing activities
Net (increase) decrease in deposits at interest with banks	(2,175)	(3,395)	2,929
Investments—available-for-sale and short-term and other
Purchases	(158,779)	(181,888)	(340,867)
Proceeds from sales	97,441	111,922	253,136
Maturities	48,253	65,291	62,826
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	5,080	(13,520)	12,301
Net increase in loans	(68,115)	(31,607)	(41,912)
Proceeds from sales of loans	15,121	18,553	17,005
Business acquisitions	(3,677)	(21,456)	(3,953)
Capital expenditures on premises and equipment	(2,539)	(1,565)	(1,241)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other repossessed assets	2,925	1,254	2,117

Net cash used in investing activities	(66,465)	(56,411)	(37,659)

Cash flows from financing activities
Net increase in deposits	65,367	40,774	30,799
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,911	(6,247)	3,846
Net (decrease) increase in commercial paper and funds borrowed	(7,478)	4,389	4,637
Proceeds from issuance of long-term debt	21,402	38,499	43,476
Repayment of long-term debt	(17,980)	(26,582)	(58,019)
Dividends paid	(4,630)	(4,210)	(6,744)

Net cash provided by financing activities	59,592	46,623	17,995

Effect of exchange rate changes on cash and due from banks	731	579	98

Net increase in cash and due from banks	746	2,983	156
Cash and due from banks at beginning of year	16,707	13,724	13,568

Cash and due from banks at end of year	$17,453	$16,707	$13,724

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$11,532	$9,922	$13,424
Income taxes	5,147	4,770	4,738
Non-cash investing activities—transfers to repossessed assets	957	1,026	1,129
Non-cash financing activities:
Dividends	—	—	—
Contribution from Citigroup	—	—	5,832

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

Citibank, N.A. and Subsidiaries

In millions of dollars	December 31, 2004	December 31, 2003
Assets
Cash and due from banks	$13,354	$13,330
Deposits at interest with banks	21,756	19,426
Federal funds sold and securities purchased under agreements to resell	15,637	16,869
Trading account assets (including $389 and $258 pledged to creditors at December 31, 2004 and December 31, 2003, respectively)	97,697	79,871
Investments (including $2,484 and $1,043 pledged to creditors at December 31, 2004 and December 31, 2003, respectively)	108,780	87,182
Loans held-for-sale	3,580	2,940
Loans, net of unearned income	378,100	324,477
Allowance for credit losses	(7,897)	(8,709)

Total loans, net	370,203	315,768
Goodwill	9,593	6,610
Intangible assets	10,557	9,184
Premises and equipment, net	6,288	3,964
Interest and fees receivable	5,250	3,791
Other assets	31,834	23,188

Total assets	$694,529	$582,123

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,399	$22,372
Interest-bearing deposits in U.S. offices	102,376	91,860
Non-interest-bearing deposits in offices outside the U.S.	24,443	18,499
Interest-bearing deposits in offices outside the U.S.	309,784	248,504

Total deposits	459,002	381,235
Trading account liabilities	56,630	52,718
Purchased funds and other borrowings	47,160	42,479
Accrued taxes and other expense	10,970	7,599
Long-term debt and subordinated notes	41,038	32,779
Other liabilities	25,588	19,360
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	25,972	24,831
Retained earnings	25,935	19,515
Accumulated other changes in equity from nonowner sources(1)	(467)	(1,094)

Total stockholder's equity	54,141	45,953

Total liabilities and stockholder's equity	$694,529	$582,123

(1)
Amounts at December 31, 2004 and December 31, 2003 include the after-tax amounts for net unrealized gains on investment securities of $348 million and $201 million, respectively, for foreign currency translation of ($880) million and ($2.028) billion, respectively, and for cash flow hedges of $65 million and $733 million, respectively.

        See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Citicorp and Subsidiaries

1.    Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citicorp and its subsidiaries (the Company). Citicorp is an indirect, wholly owned subsidiary of Citigroup Inc. (Citigroup). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is recognized when dividends are received. Citicorp consolidates entities deemed to be variable interest entities (VIEs) when Citicorp is determined to be the primary beneficiary under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46-R). Gains and losses on disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

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

Investments

        Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities and marketable equity securities classified as "available-for-sale" are carried at fair value, which is determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

        Citicorp's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares, or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

Trading Account Assets and Liabilities

        Trading Account Assets and Liabilities, including securities, commodities, and derivatives, are carried at fair value, which is determined based upon quoted prices when available, or under an alternative approach such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed maturity securities, derivatives, or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.

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

        Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations, or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums and cash margin in connection with credit support agreements). Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Consumer Loans

        Consumer Loans include loans and leases managed by the Global Consumer business and Private Bank. As a general rule, for open-end revolving and closed-end installment and real estate loans, interest accrual ceases when payments are no later than 90 days contractually past due, except for certain open-end revolving products (e.g., credit cards), where the Company accrues interest until payments are 180 days contractually past due and reverse the interest and fees earned, but not collected.

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

        Unsecured loans in bankruptcy are charged-off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In the North American Consumer Finance business, unsecured loans in bankruptcy are charged-off when they are 30 days contractually past due.

        Commercial Business, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Business loans are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection.

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

Lease Financing Transactions

        Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method that results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

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

        In the Corporate and Commercial Business portfolios, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

        A similar approach is also used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet with other liabilities.

        For Consumer, each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit, and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing, and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product, and other environmental factors.

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

        The Company values its securitized retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates.

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

        For all other securitization entities determined not to be VIEs in which Citicorp participates, a consolidation decision is made by evaluating several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citicorp are consolidated.

Variable Interest Entities

        An entity is subject to FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds.

Mortgage Servicing Rights (MSRs)

        Mortgage Servicing Rights (MSRs), which are included within intangible assets on the Consolidated Balance Sheet, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The fair values are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. The Company estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio considering market loan prepayment predictions and other economic factors. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

Goodwill

        Goodwill represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets

        Intangible Assets, including MSRs, core deposit intangibles, purchased credit card relationships, other customer relationships, and other intangible assets, are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Repossessed Assets

        Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

Risk Management Activities—Derivatives Used for Non-Trading Purposes

        The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars as well as foreign exchange contracts. These end-user derivatives are carried at fair value in other assets or other liabilities.

        To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must also be formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

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

        For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citicorp's cash flow hedges primarily include hedges of loans, rollovers of short-term liabilities, and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum term of 30 years, although a substantial majority of the maturities is under five years.

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

        End-user derivatives that are economic hedges rather than qualifying for hedge accounting purposes are also carried at fair value with changes in value included in trading account income or other income. Citicorp often utilizes economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome, such as hedges of the credit risk component of commercial loans and loan commitments. Citicorp periodically evaluates its hedging strategies in other areas, such as mortgage servicing rights, and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also utilized when the hedged item itself is marked to market through current earnings, such as hedges of one-to-four family mortgage loan commitments and non-U.S. dollar debt.

        For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholders' equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. However, if the forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in other income.

Employee Benefits Expense

        Employee Benefits Expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits.

Stock-Based Compensation

        Prior to January 1, 2003, Citicorp accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Under both methods, upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital. On January 1, 2003, the Company adopted the fair value provision of SFAS 123. See "Accounting Changes" on page 58.

        Had the Company applied SFAS 123 prior to 2003 in accounting for all the Company's stock option plans, including the Citigroup 2003 Stock Purchase Program, net income and net income per share would have been the pro forma amounts indicated below:

In millions of dollars	2004	2003	2002
Compensation expense related to stock option plans, net of tax
As reported	$93	$58	$—
Pro forma	175	193	209

Net income
As reported	$16,908	$13,541	$10,709
Pro forma	16,826	13,406	10,500

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

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citicorp elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $955 million. The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption, and considerable judgment was used in evaluating whether or not a VIE should be consolidated.

        The Company administers several third-party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. The Company has no ownership interest in the conduits, but as administrator provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46-R, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46-R for non-registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected before the end of the first quarter of 2005. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but are not consolidated.

        See Note 9 to the Consolidated Financial Statements.

Postretirement Benefits

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D), as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. If a plan is determined to be actuarially equivalent to Medicare Part D, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their interim and annual financial statements for periods beginning after June 15, 2004. Plan sponsors who initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption.

        Under FSP FAS 106-1, the Company elected to defer the accounting for the effects of the Act. However, Citicorp believes that our plans are eligible for the subsidy and decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The effect of adopting FAS 106-2 is included in Note 17 to the company's Consolidated Financial Statements.

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

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citicorp revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech that clarified the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was approximately $80 million pretax reduction in revenue, net of amortization, across all of the Company's businesses during 2004. This revenue will be recognized over the life of the transactions, which on average is approximately five years.

Adoption of SFAS 132-R

        In December 2003, the FASB issued SFAS No.132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132-R), which retains the disclosure requirements contained in SFAS 132 and requires additional disclosure in financial statements about the assets, obligations, cash flows, and net periodic benefit cost of domestic defined benefit pension plans and other domestic defined benefit postretirement plans for periods ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new disclosure requirements for foreign retirement plans apply to fiscal years ending after June 15, 2004. However, the Company elected to adopt SFAS 132-R for its foreign plans as of December 31, 2003. Certain disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The new annual disclosures are included in Note 17 to the Consolidated Financial Statements.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's Consolidated Financial Statements.

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

        The impact of this change in 2003 and 2004 is disclosed on page 57. During the first quarter of 2004, the Company changed its option valuation from the Black-Scholes model to the binomial method, which did not have a material impact on the Company's Consolidated Financial Statements.

        The Company has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 and 2004 are three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 is restricted for a two-year period. The existing stock ownership commitment for senior executives will continue, under which such executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter do not have a reload feature; however, previously granted options retain that feature.

        In January 2005, the Company largely moved from granting stock options as incentive compensation to granting restricted and deferred stock awards. See Note 17 to the Consolidated Financial Statements.

Guarantees and Indemnifications

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 21 to the Consolidated Financial Statements.

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

Future Application of Accounting Standards

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on July 1, 2005 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be approximately $12 million and $10 million additional expense in the third and fourth quarters of 2005, respectively. In addition, approximately $23 million additional compensation expense will be disclosed as the impact in both the first and second quarters of 2005, respectively, as if the standard had been adopted as of January 1, 2005, but will not be recognized in earnings. The Company continues to evaluate other aspects of adopting SFAS 123-R.

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

        The FASB will be issuing implementation guidance related to this topic. Once issued, Citicorp will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 4 to the Consolidated Financial Statements.

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

2.    Business Developments

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.4 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of approximately $100 million. The Transportation Finance business is part of the Company's Global Consumer Retail Banking, which provides financing, leasing, and asset-based lending to the commercial trucking industry.

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to close in the first quarter of 2005. The transaction will establish Citigroup's retail banking presence in Texas, giving Citigroup more than 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state. The operations of FAB will be integrated into the businesses of Citicorp.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citicorp recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.8% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion.

        During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc. The operations of KorAm were integrated into the businesses of Citicorp.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Citicorp's Electronic Financial Services Inc. (EFS), for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citicorp guaranteed outstanding unsecured indebtedness of WMF in connection with this transaction. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward. The operations of WMF were integrated into the businesses of Citicorp.

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next 10 years based on new accounts, retail sales volume, and financial product sales. The Company recorded $5.8 billion of intangible assets and goodwill as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products, and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward. The operations of Sears were integrated into the businesses of Citicorp.

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

Acquisition of Golden State Bancorp

        On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution. GSB was the parent company of California Federal Bank, the second-largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth-largest mortgage servicer. The results of GSB are included in the Consolidated Financial Statements from November 2002 forward. The operations of GSB were integrated into the businesses of Citicorp.

3.     Business Segment Information

        Citicorp is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Wealth Management, Global Investment Management, and Proprietary Investment Activities business segments. These segments reflect the characteristics of their products and services and the clients to which those products or services are delivered.

        The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems.

        The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in approximately 100 countries with a broad range of banking and financial products and services.

        The Global Wealth Management segment provides financial planning and personalized wealth management to affluent individuals.

        The Global Investment Management segment offers a broad range of life insurance, annuity, and asset management products and services distributed to institutional and retail clients.

        The Proprietary Investment Activities segment includes the Company's venture capital activities, the Alternative Investment business, results from certain proprietary investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

        Corporate/Other includes net treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and taxes not allocated to the other business segments. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, Net of Interest Expense(1)(2)			Provision (Benefit) for Income Taxes(1)						Identifiable Assets at Year End(1)
							Net Income (Loss)(1)(3)
In millions of dollars, except identifiable assets in billions
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003
Global Consumer	$45,126	$38,882	$35,712	$5,270	$4,276	$4,107	$11,267	$8,945	$7,553	$518	$444
Global Corporate and Investment Bank	12,259	11,030	11,556	1,571	1,173	989	4,153	3,380	2,354	367	312
Global Wealth Management	2,044	1,996	1,701	81	251	215	318	551	461	44	41
Global Investment Management	1,507	1,169	1,088	36	5	(15)	298	62	122	12	9
Proprietary Investment Activities	1,437	982	184	356	249	(9)	669	276	(72)	6	7
Corporate/Other	529	1,117	1,081	(20)	(127)	58	203	327	291	7	7

Total	$62,902	$55,176	$51,322	$7,294	$5,827	$5,345	$16,908	$13,541	$10,709	$954	$820

(1)
Reclassified to conform to the 2004 presentation.

(2)
Includes total revenues, net of interest expense, in the United States of $34.0 billion, $30.4 billion, and $30.0 billion in 2004, 2003, and 2002, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense. Figures exclude Proprietary Investment Activities and Corporate/Other, which largely operate within North America.

(3)
Includes pretax provisions (credits) for benefits, claims, and credit losses in the Global Consumer results of $7.4 billion, $7.5 billion, and $8.0 billion, in the Global Corporate and Investment Bank results of ($975) million, $734 million, and $2.3 billion, in the Global Wealth Management results of ($5) million, $11 million, and $18 million, in the Global Investment Management results of $371 million, $345 million, and $319 million, and in the Corporate/Other results of $2 million, ($5) million, and ($39) million for 2004, 2003, and 2002, respectively. Includes provision (credit) for credit losses in the Proprietary Investment Activities results of ($1) million and $30 million in 2004 and 2002, respectively.

4.     Investments

In millions of dollars at year end	2004	2003
Fixed maturities, substantially all available-for-sale at fair value	$136,947	$115,604
Equity securities	6,620	4,720
Venture capital, at fair value	3,806	3,605
Short-term and other	257	363

Total	$147,630	$124,292

        The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

	2004				2003
In millions of dollars at year end	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities held to maturity(1)	$89	$—	$—	$89	$54	$—	$—	$54

Fixed maturity securities available-for-sale
U.S. Treasury and federal agencies(2)	35,131	109	332	34,908	40,868	252	110	41,010
State and municipal	8,463	559	16	9,006	7,557	563	7	8,113
Foreign government	63,388	512	150	63,750	43,500	737	118	44,119
U.S. corporate	13,779	407	323	13,863	8,240	142	318	8,064
Other debt securities	15,273	79	21	15,331	14,120	150	26	14,244

	136,034	1,666	842	136,858	114,285	1,844	579	115,550

Total fixed maturities	$136,123	$1,666	$842	$136,947	$114,339	$1,844	$579	$115,604

Equity securities(3)	$6,320	$302	$2	$6,620	$4,558	$174	$12	$4,720

(1)
Recorded at amortized cost.

(2)
Includes mortgage-backed securities of U.S. federal agencies.

(3)
Includes non-marketable securities carried at cost of $5,799 and $4,057 for December 31, 2004 and 2003, respectively, which are reported in both the amortized cost and fair value columns.

        At December 31, 2004, the cost of approximately 5,300 investments in equity and fixed maturity securities exceeded their fair value by $844 million. Of the $844 million, the gross unrealized loss on equity securities was $2 million. Of the remainder, $380 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year, and of these 96% are rated investment grade; and $462 million represents fixed maturity investments that have been in a gross unrealized loss position for a year or more, and of these 89% are rated investment grade.

        The fixed maturity investments that have been in a gross unrealized loss position for a year or more include 23 related investment grade asset-backed securities, within U.S. Corporate in the following table, with a gross unrealized loss of $256 million. These asset-backed securities were acquired between 1994 and 1999 and have maturities ranging from 2005 through 2021. The unrealized loss on these asset-backed securities is due solely to the current interest rate environment, i.e., the unrealized loss is unrelated to the credit of the securities. These 23 related asset-backed securities are accounted for similarly to debt securities and are classified as available-for-sale under FASB Statement No. 115, pursuant to paragraph 14 of FASB Statement No. 140, and any other-than-temporary impairment of the securities is recognized in current income in accordance with EITF Issue No. 96-12. The Company has entered into hedges of these investments that qualify for cash flow hedge accounting under SFAS 133. The changes in fair value of the asset-backed securities and the changes in fair value of the hedging instruments are reported in other comprehensive income (a component of equity). Any other-than-temporary impairment recognized in current income on the asset-backed securities would be offset by the reclassification of an amount from other comprehensive income into current income related to the hedging instrument.

        Management has determined that the unrealized losses on the Company's investments in equity and fixed maturity securities at December 31, 2004 are temporary in nature. The Company conducts a periodic review to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

  •
  Identification and evaluation of investments that have indications of possible impairment;

  •
  Analysis of individual investments that have fair values less than 80% of amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

  •
  Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment; and

  •
  Documentation of the results of these analyses, as required under business policies.

The table below shows the fair value of investments in fixed maturity and equity securities that are available-for-sale, and that have been in an unrealized loss position for less than 12 months, or for 12 months or longer as of December 31, 2004 and 2003:

	Less Than 12 Months		12 Months Or Longer		Total
In millions of dollars at year end	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2004:
Fixed maturity securities available-for-sale
U.S. Treasury and federal agencies(1)	$23,863	$310	$1,241	$22	$25,104	$332
State and municipal	686	8	324	8	1,010	16
Foreign government	8,373	42	6,871	108	15,244	150
U.S. corporate	517	10	1,329	313	1,846	323
Other debt securities	1,293	10	338	11	1,631	21

Total fixed maturities available-for-sale	$34,732	$380	$10,103	$462	$44,835	$842

Equity securities	$7	$—	$18	$2	$25	$2

2003:
Fixed maturity securities available-for-sale
U.S. Treasury and federal agencies(1)	$3,186	$104	$336	$6	$3,522	$110
State and municipal	23	1	332	6	355	7
Foreign government	4,968	67	1,957	51	6,925	118
U.S. corporate	350	66	1,237	252	1,587	318
Other debt securities	1,197	18	205	8	1,402	26

Total fixed maturities available-for-sale	$9,724	$256	$4,067	$323	$13,791	$579

Equity securities	$27	$3	$26	$9	$53	$12

(1)
Includes mortgage-backed securities of U.S. federal agencies.

        The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2004:

In millions of dollars	Amortized Cost	Fair Value	Yield
U.S. Treasury and federal agencies(1)
Due within 1 year	$5,070	$5,044	2.19%
After 1 but within 5 years	17,951	17,726	3.18%
After 5 but within 10 years	739	743	4.33%
After 10 years(2)	11,371	11,395	5.65%

Total	$35,131	$34,908	3.86%

State and municipal
Due within 1 year	$97	$98	6.19%
After 1 but within 5 years	421	431	5.46%
After 5 but within 10 years	1,045	1,100	5.65%
After 10 years(2)	6,900	7,377	5.39%

Total	$8,463	$9,006	5.44%

All other(3)
Due within 1 year	$28,344	$28,594	4.26%
After 1 but within 5 years	42,332	42,568	5.17%
After 5 but within 10 years	11,992	12,103	6.52%
After 10 years(2)	9,861	9,768	3.97%
Total	$92,529	$93,033	4.94%

Total fixed maturities	$136,123	$136,947	4.69%

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

        The following table presents interest and dividends on investments:

In millions of dollars	2004	2003	2002
Taxable interest	$5,083	$4,039	$4,199
Interest exempt from U.S. federal income tax	410	364	327
Dividends	189	357	209

Total interest and dividends	$5,682	$4,760	$4,735

        The following table presents realized gains and losses on investments:

In millions of dollars	2004	2003	2002
Gross realized investment gains	$935	$913	$542
Gross realized investment (losses)	(259)	(659)	(915)

Net realized gains/(losses)	$676	$254	$(373)

        The following table presents venture capital investment gains and losses:

In millions of dollars	2004	2003	2002
Net realized investment gains/(losses)	$(14)	$406	$214
Gross unrealized gains	945	737	563
Gross unrealized (losses)	(377)	(440)	(863)

Net realized and unrealized gains/(losses)	$554	$703	$(86)

5.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following at December 31:

In millions of dollars	2004	2003
Trading account assets
U.S. Treasury and federal agency securities	$2,580	$7,583
Foreign government securities, corporate and other securities	36,260	26,374
Equity securities	14,896	5,555
Derivative and other(1)	48,950	46,169

Total trading account assets	$102,686	$85,681

Trading account liabilities
Securities sold, not yet purchased	$10,188	$6,682
Derivative and other contractual commitments(1)	46,748	46,773

Total trading account liabilities	$56,936	$53,455

(1)
Net of master netting agreements.

6.     Foreign Exchange and Trading Account Revenue

        Foreign exchange and trading account revenues consist of realized and unrealized gains and losses from trading activities. Not included in the table below is the impact of net interest revenue related to trading activities. The following table presents foreign exchange and trading account revenues for the years ended December 31:

In millions of dollars	2004	2003(1)	2002(1)
Fixed income(2)	$803	$(500)	$1,364
Equities(3)	218	46	202
Foreign exchange(4)	1,857	3,530	2,168
Other	(69)	(92)	197

Total foreign exchange and trading account revenue	$2,809	$2,984	$3,931

(1)
Reclassified to conform to the 2004 presentation.

(2)
Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, credit derivatives, financial futures, OTC options, and forward contracts on fixed income securities.

(3)
Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.

(4)
Includes revenues from foreign exchange spot, forward, option and swap contracts.

7.     Loans

In millions of dollars at year end	2004	2003
Consumer
In U.S. offices
Mortgage and real estate(1)	$161,832	$129,507
Installment, revolving credit, and other	134,784	136,725
Lease financing	6,030	8,523

	302,646	274,755

In offices outside the U.S.
Mortgage and real estate(1)	39,601	28,743
Installment, revolving credit, and other	93,523	76,718
Lease financing	1,619	2,216

	134,743	107,677

	437,389	382,432
Net unearned income	(2,163)	(2,500)

Consumer loans, net of unearned income	$435,226	$379,932

Corporate
In U.S. offices
Commercial and industrial(2)	$14,624	$15,791
Lease financing	1,879	2,010
Mortgage and real estate(1)	100	95

	16,603	17,896

In offices outside the U.S.
Commercial and industrial(2)	77,053	62,886
Mortgage and real estate(1)	3,928	1,751
Loans to financial institutions	13,360	12,440
Lease financing	2,485	2,859
Governments and official institutions	1,100	1,496

	97,926	81,432

	114,529	99,328
Net unearned income	(299)	(291)

Corporate loans, net of unearned income	$114,230	$99,037

(1)
Loans secured primarily by real estate.

(2)
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

In millions of dollars at year end	2004	2003	2002
Impaired corporate loans	$1,854	$3,284	$3,815
Other impaired loans(1)	934	986	1,154

Total impaired loans(2)	2,788	$4,270	$4,969

Impaired loans with valuation allowances	$1,847	$3,277	$3,905
Total valuation allowances(3)	431	561	1,069

During the year
Average balance of impaired loans	$2,310	$3,432	$3,975
Interest income recognized on impaired loans	173	98	116

(1)
Primarily commercial market loans managed by the consumer business.

(2)
Excludes loans purchased for investment purposes that are included within Other Assets on the consolidated Balance Sheet in 2004 and 2003.

(3)
Included in the allowance for credit losses.

8.     Allowance for Credit Losses

In millions of dollars	2004	2003	2002
Allowance for credit losses at beginning of year	$12,643	$11,101	$9,688
Additions
Consumer provision for credit losses	7,205	7,316	7,714
Corporate provision for credit losses	(971)	729	2,281

Total provision for credit losses	6,234	8,045	9,995

Deductions
Consumer credit losses	10,241	9,053	8,691
Consumer credit recoveries	(1,770)	(1,498)	(1,239)

Net consumer credit losses	8,471	7,555	7,452

Corporate credit losses	632	1,471	1,869
Corporate credit recoveries(1)	(501)	(261)	(324)

Net corporate credit losses	131	1,210	1,545

Other, net(2)	994	2,262	415

Allowance for credit losses at end of year	11,269	12,643	11,101
Allowance for credit losses on unfunded lending commitments(3)	600	600	567

Total allowance for loans, leases, and unfunded lending commitments	$11,869	$13,243	$11,668

(1)
Amounts in 2003 and 2002 include $12 million (through the 2003 third quarter) and $114 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(2)
2004 primarily includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm and the addition of $148 million of credit loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. All periods also include the impact of foreign currency translation.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during 2004, 2003, and 2002:

	2004			2003			2002
In billions of dollars
	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$20.2	$57.7	$2.6	$19.1	$53.4	$0.8	$15.3	$26.0	$0.5
Proceeds from collections reinvested in new receivables	171.1	0.8	0.1	143.4	—	—	130.9	—	—
Servicing fees received	1.5	0.7	—	1.4	0.3	—	1.2	0.3	—
Cash flows received on retained interests and other net cash flows	5.3	—	0.1	4.4	—	0.1	3.9	0.1	0.1

(1)
Other includes auto loans, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $133 million, $530 million, and $267 million for 2004, 2003, and 2002, respectively. In 2004, the Company recorded net gains of $234 million and, in 2003 and 2002, recorded net gains of $342 million and $425 million, respectively, related to the securitization of credit card receivables including the impact of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during 2004, 2003 and 2002 were $93 million, $52 million and $35 million, respectively.

        Key assumptions used for credit cards, mortgages, and other assets during 2004 and 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

	2004		2003
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	10.0% to 15.6%	9.8% to 12.6%	10.0%	11.2%
Constant prepayment rate	14.0% to 17.7%	4.6% to 11.9%	17.5%	7.7%
Anticipated net credit losses	5.5% to 12.2%	0.0% to 8.1%	5.6%	0.0%

(1)
Other includes student loans and other assets. 2003 excludes retained interests related to the securitization of other assets during the year as these amounts were not material.

        The 2003 to 2004 increase in the credit card discount rate and anticipated net credit loss assumptions, as well as the decline in the prepayment assumptions, are primarily driven by the increased securitization of cards and private label credit card receivables, including the Home Depot and Sears receivables, during 2004.

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

        At December 31, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at December 31, 2004	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	10.0% to 10.9%	5.0% to 16.0%	0.0% to 5.6%
Credit cards	10.0% to 15.6%	14.0% to 17.7%	4.8% to 8.0%

(1)
Other includes student loans and other assets.

In millions of dollars	December 31, 2004
Carrying value of retained interests	$7,438

Discount rate
10%	($142)
20%	($273)

Constant prepayment rate
10%	($344)
20%	($658)

Anticipated net credit losses
10%	($241)
20%	($478)

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

Managed Credit Card Receivables

In millions of dollars, except loans in billions	2004	2003
Principal amounts, at period end
Total managed	$165.7	$158.4
Securitized amounts	(85.3)	(76.1)
Loans held-for-sale	(2.5)	—

On-balance sheet	$77.9	$82.3

Delinquencies, at period end
Total managed	$2,944	$3,392
Securitized amounts	(1,296)	(1,421)
Loans held-for-sale	(32)	—

On-balance sheet	$1,616	$1,971

Credit losses, net of recoveries, for the year ended December 31	2004	2003	2002
Total managed	$9,219	$7,694	$7,169
Securitized amounts	(4,865)	(4,529)	(3,760)
Loans held-for-sale	(214)	(221)	(355)

On-balance sheet	$4,140	$2,944	$3,054

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.1 billion and $2.0 billion at December 31, 2004 and 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

In millions of dollars	2004	2003
Balance, beginning of period	$1,980	$1,632
Originations	769	839
Purchases	2,559	301
Amortization	(628)	(471)
Gain (loss) on change in value of MSRs(1)	(16)	(39)
Provision for impairment(2) (3)	(515)	(282)

Balance, end of period	$4,149	$1,980

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.280 billion, $765 million and $1.313 billion at December 31, 2004, 2003, and 2002, respectively. Additionally, the provision for impairment was $1.159 billion in 2002. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal-only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments, which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        The following table summarizes all the Company's involvement in VIEs by business segment at December 31, 2004 and 2003 both as direct participant or structurer:

Business Segments

In millions of dollars	2004 Assets	2003(1) Assets
Global Consumer
Credit cards	$11,564	$17,554
Leasing	—	2,429
Mortgages	1,847	2,830
Other	7,066	2,091

Total	$20,477	$24,904

Global Corporate and Investment Bank
Commercial paper conduits	$47,415	$45,134
Mortgage-backed securities	542	—
CDOs	10,443	—
Structured finance	69,662	17,118
Other	16,702	2,322

Total	$144,764	$64,574

Global Investment Management
Investment funds	$16,822	$16,659

Total	$16,822	$16,659

Global Wealth Management
Structured Investment Vehicles	$3,546	$4,511

Total	$3,546	$4,511

Proprietary Investment Activities
Structured investment vehicles	$50,968	$53,978
Investment funds	3,443	2,446

Total	$54,411	$56,424

Total Citicorp	$240,020	$167,072

(1)
Reclassified to conform to the 2004 presentation.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R and are not included in the table above showing our VIE involvement. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46-R for nonregistered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected in the first quarter of 2005. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide and further modification, if any, to FIN 46-R, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but not consolidated. These trusts are excluded from the table summarizing the Company's involvement in VIEs.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	December 31, 2004	December 31, 2003
Cash	$0.3	$0.2
Trading account assets	13.2	10.8
Investments	5.5	8.0
Loans	10.3	6.7
Other assets	0.1	1.4

Total assets of consolidated VIEs	$29.4	$27.1

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.1 billion related to VIEs newly consolidated as a result of adopting FIN 46-R as of January 1, 2004, and $0.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $29.4 billion and $27.1 billion of total assets of VIEs consolidated by the Company at December 31, 2004 and 2003, respectively, $22.8 billion and $20.1 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $4.5 billion and $5.6 billion represent investment vehicles that were established to provide a return to the investors in the vehicles, and $2.1 billion and $0.6 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. The December 31, 2003 consolidated VIE balance includes $0.8 billion of trust preferred securities, which are a source of funding and regulatory capital for the Company. As a result of adopting FIN 46-R as of March 31, 2004, the trust preferred securities were deconsolidated, and the December 31, 2004 total asset balance of consolidated VIEs therefore excludes trust preferred securities.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital, which were deconsolidated during the first quarter of 2004.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduits by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At December 31, 2004 and 2003, total assets in unconsolidated conduits were $51.0 billion and $44.3 billion, respectively. One conduit with assets of $656 million and $823 million is consolidated at December 31, 2004 and 2003, respectively.

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

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company, typically, receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $47.9 billion and $65.5 billion at December 31, 2004 and 2003, respectively, including $7.4 billion and $6.4 billion in investment-related transactions, $0.1 billion and $0.4 billion in mortgage-related transactions, $0.5 billion and $0.5 billion in CDO-type transactions, and $39.1 billion and $58.2 billion in structured finance and other transactions, respectively. Also included in the total unconsolidated VIEs were $0.8 billion in trust preferred securities at December 31, 2004.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $51 billion and $41 billion at December 31, 2004 and 2003, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 21 to the Consolidated Financial Statements.

10.   Purchased Funds and Other Borrowings(1)

In millions of dollars	2004	2003
Federal funds purchased and securities sold under agreements to repurchase	$34,835	$30,500
Commercial paper	8,270	14,712
Other funds borrowed	27,355	21,149

Total	$70,460	$66,361

(1)
Original maturities of less than one year.

        Citicorp and some of its nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of December 31, 2004 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $76.5 billion. Citicorp has also guaranteed various other debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp.

11.   Long-Term Debt(1)

In millions of dollars	Weighted Average Coupon	Maturities	2004	2003
Citicorp Parent Company
Senior notes	4.13%	2005-2033	$26,788	$25,244
Subordinated notes	6.45%	2005-2033	20,487	18,949
Junior Subordinated notes relating to trust preferred securities	7.98%	2027	846	840
Subsidiaries(2)
Senior notes	4.40%	2005-2037	67,677	55,929
Subordinated notes	7.74%	2005-2033	521	1,272

Total			$116,319	$102,234

Senior notes			$94,465	$81,173
Subordinated notes			21,008	20,221
Junior Subordinated notes relating to trust preferred securities			846	840

Total			$116,319	$102,234

(1)
Includes maturities of one year or more. Maturity distribution is based upon contractual maturities or earlier dates at which debt is repayable at the option of the holder, due to required mandatory sinking fund payments or due to call notices issued. Weighted average interest rates reflect contractual interest rates.

(2)
Approximately 54% in 2004 and 63% in 2003 of subsidiary long-term debt was guaranteed by Citicorp, and of the debt not guaranteed by Citicorp, approximately 34% in 2004 and 2003 was secured by the assets of the subsidiary.

        Long-term debt is denominated in various currencies with both fixed and floating interest rates. Certain agreements under which long-term debt obligations were issued prohibit Citicorp, under certain conditions, from paying dividends in shares of Citibank capital stock and from creating encumbrances on such shares. Floating rates are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum rates as specified in the governing agreements. A portion of Citicorp Parent Company and Subsidiaries debt represents local currency borrowings where prevailing rates may vary significantly from rates in the United States.

        At December 31, 2004 the Company's subsidiary trusts include $750 million of guaranteed beneficial interests in Citicorp subordinated debt issued by Citicorp Capital I and II, wholly owned trusts whose sole assets are $309 million of 7.933% and $464 million of 8.015%, respectively, of Junior Subordinated Deferrable Interest Debentures of Citicorp both due 2027.

        Citicorp utilizes derivative contracts, primarily interest-rate swaps, to effectively convert a portion of its fixed rate debt to variable debt, and variable debt to fixed. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At year-end 2004, Citicorp's overall weighted average rate for long-term debt was 4.74% on a contractual basis and 4.55% including the effects of derivative contracts. In addition, Citicorp utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

In millions of dollars	2005	2006	2007	2008	2009	Thereafter
Citicorp Parent Company	$1,146	$884	$666	$978	$321	$44,127
Subsidiaries	17,024	17,147	13,055	7,245	5,701	8,025

Total	$18,170	$18,031	$13,721	$8,223	$6,022	$52,152

12.   Goodwill and Intangible Assets

During 2004 and 2003, no goodwill was impaired or written off. During the third quarter of 2004, the Company recorded approximately $102 million of goodwill in connection with the acquisition of Principal Residential Mortgage, Inc. During the second quarter of 2004, the Company recorded approximately $2.2 billion of goodwill in connection with the acquisition of KorAm. During the first quarter of 2004, the Company recorded approximately $890 million of goodwill in connection with the acquisition of WMF. Subsequently, $130 million of the WMF goodwill was reclassified during the 2004 second quarter to establish a deferred tax asset. The Company recorded goodwill of approximately $780 million during the fourth quarter of 2003, primarily related to the acquisition of Sears. During the 2003 third quarter, the Company recorded goodwill of approximately $170 million in connection with the acquisition of the remaining ownership interest in Diners Club Europe and reduced goodwill by $25 million in connection with the sale of a business in the Consumer segment.

The changes in goodwill during 2004 and 2003 were as follows:

In millions of dollars	Global Consumer	Global Corporate and Investment Bank	Global Wealth Management	Global Investment Management	Total
Balance at January 1, 2003(1)	$18,602	$3,177	$4	$2,900	$24,683
Goodwill acquired during 2003	890	60	—	—	950
Other(2)	39	(159)	(1)	(210)	(331)

Balance at December 31, 2003(1)	$19,531	$3,078	$3	$2,690	$25,302
Goodwill acquired during 2004	2,072	990	—	—	3,062
Other(2)	607	342	3	14	966

Balance at December 31, 2004	$22,210	$4,410	$6	$2,704	$29,330

(1)
Reclassified to conform to the 2004 presentation.

(2)
Other changes in goodwill primarily reflects foreign exchange effects on non-dollar denominated goodwill, as well as purchase accounting adjustments.

The components of intangible assets were as follows:

	December 31, 2004			December 31, 2003
In millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$7,040	$2,366	$4,674	$7,132	$1,841	$5,291
Mortgage servicing rights(1)	8,099	3,950	4,149	5,160	3,180	1,980
Core deposit intangibles	1,158	318	840	1,084	216	868
Other customer relationships	1,089	497	592	921	412	509
Other(2)	4,248	638	3,610	4,318	447	3,871

Total amortizing intangible assets	$21,634	$7,769	$13,865	$18,615	$6,096	$12,519
Indefinite-lived intangible assets			410			405

Total intangible assets			$14,275			$12,924

(1)
Accumulated amortization of mortgage servicing rights includes the related valuation allowance. The assumptions used to value mortgage servicing rights are described in Note 1 to the Consolidated Financial Statements.

(2)
Includes contract-related intangible assets.

        At December 31, 2004 and 2003, $410 million and $405 million of the Company's trade names were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

        The intangible assets recorded during 2004 and their respective amortization periods were as follows:

In millions of dollars	2004	Weighted-Average Amortization Period in Years
Mortgage servicing rights	$3,328	6
Purchased credit card relationships and other customer relationships	310	8
Other intangibles	272	15

Total intangible assets recorded during the period(1)	$3,910

(1)
There was no significant residual value estimated for the intangible assets recorded during 2004.

        During the third quarter of 2004, the Company recorded approximately $2.2 billion in mortgage servicing right intangibles in connection with the acquisition of Principal Residential Mortgage, Inc. During the second quarter of 2004, the Company recorded approximately $170 million of customer relationship intangibles, $81 million of core deposit intangibles and $41 million of other intangibles in connection with the KorAm acquisition. During the first quarter of 2004, the Company recorded approximately $140 million of customer relationship intangibles for the WMF acquisition. The Company also recorded in the first quarter of 2004 approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio.

        Intangible assets amortization expense was $1,477 million, $1,149 million and $803 million for 2004, 2003 and 2002, respectively. Intangible assets amortization expense is estimated to be $1,788 million in 2005, $1,748 million in 2006, $1,619 million in 2007, $1,493 million in 2008, and $1,339 million in 2009.

13.   Restructuring-Related Items

The status of the 2004, 2003, and 2002 restructuring initiatives are summarized in the following table:

Restructuring Reserve Activity

	Restructuring Initiatives
In millions of dollars
	2004	2003	2002
Restructuring-related charges	$1	$—	$65

Purchase price allocations related to acquisitions(1)	71	82	186

Utilization during:(2)
2004	(25)	(55)	—
2003	—	—	(173)
2002	—	—	(68)

	(25)	(55)	(241)

Other(3)	(28)	(6)	(10)

Balance at December 31, 2004	$19	$21	$—

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

(3)
Primarily represents the changes in estimates from 2004 restructuring initiatives of $28 million, 2003 restructuring initiatives of $6 million, and 2002 restructuring initiatives of $9 million.

        During 2004, Citicorp recognized $1 million of restructuring charges for the WMF acquisition and $71 million in the purchase price allocation for integration of operations relating to the acquisitions of WMF, KorAm, and PRMI.

        Of the $71 million, $21 million was recognized as a liability in the purchase price allocation related to WMF ($4 million for employee severance and $17 million for existing leasehold and other contractual obligations), $33 million related to KorAm ($26 million for employee severance and $7 million for leasehold and other contractual obligations), and $17 million related to PRMI ($9 million for employee severance and $8 million for leasehold and other contractual obligations).

        Through December 31, 2004, $25 million of the 2004 restructuring reserve has been utilized, of which $7 million for severance and $5 million for leasehold and other exit costs have been paid in cash, while $13 million is for other specifically identified contractual obligations. Approximately 125 and 250 staff positions have been eliminated in connection with the WMF and PRMI acquisitions, respectively.

        During 2003, Citicorp recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million related to employee severance and $35 million related to exiting leasehold and other contractual obligations.

        Through December 31, 2004, $55 million of the 2003 restructuring reserve has been utilized, of which $31 million for severance and $3 million for leasehold and other exit costs have been paid in cash, while $21 million is for other specifically identified contractual obligations. Approximately 2,600 staff positions have been eliminated under this program.

        During 2002, Citicorp recorded restructuring charges of $65 million, of which $42 million related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million related to the acquisition of GSB and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring-related items" in the Consolidated Statement of Income. In addition, a restructuring reserve of $186 million was also recognized as a liability in the purchase price allocation of GSB for the integration of operations and operating platforms. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        Through December 31, 2004, $241 million of the 2002 restructuring reserve has been utilized, of which $128 million for employee severance and $77 million for leasehold and other exit costs have been paid in cash, while $36 million is for other specifically identified contractual obligations. Approximately 4,650 staff positions have been eliminated under these programs, including approximately 2,600 staff positions in connection with the GSB acquisition.

        Restructuring-related items included in the Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002 were as follows:

In millions of dollars	2004	2003	2002
Restructuring charges	$1	$—	$65
Changes in estimates	(6)	(45)	(79)
Accelerated depreciation	—	—	8

Total restructuring-related items	$(5)	$(45)	$(6)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2004 resulted in reducing the reserve for 2004 and 2003 restructuring initiatives by $28 million and $6 million, respectively, both of which were recorded as adjustments to the liability in the purchase price allocations. In addition, a $5 million reduction for 2002 restructuring initiatives and a $1 million reduction in the reserve for prior years' restructuring initiatives were recorded in the line "Restructuring-related items" in the Consolidated Statement of Income.

        During 2003, changes in estimates resulted in reducing the reserve for 2002 restructuring initiatives by $13 million and the reserve for prior years' restructuring initiatives by $32 million. During 2002, changes in estimates resulted in the reduction of the reserve for 2002 restructuring initiatives by $2 million and the reserve for prior years' restructuring initiatives by $77 million.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in both 2004 and 2003, while an $8 million charge was recognized in 2002.

14.   Income Taxes

In millions of dollars	2004	2003	2002
Current
Federal	$2,872	$2,384	$2,843
Foreign	2,853	2,642	2,399
State	524	203	319

Total current income taxes	6,249	5,229	5,561

Deferred
Federal	570	266	(271)
Foreign	421	294	114
State	54	38	(59)

Total deferred income taxes	1,045	598	(216)

Provision for income tax on income before minority interest(1)	7,294	5,827	5,345
Income tax expense (benefit) reported in Stockholder's equity related to:
Foreign currency translation	38	(244)	(1,027)
Securities available-for-sale	79	(28)	343
Employee stock plans	(33)	(16)	(12)
Cash flow hedges	(357)	(199)	615

Income taxes before minority interest	$7,021	$5,340	$5,264

(1)
Includes the effect of securities transactions resulting in a provision of $237 million in 2004, $89 million in 2003, and ($130) million in 2002.

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5%	0.8%	1.0%
Foreign income tax rate differential	(3.0)%	(4.1)%	(2.7)%
Other, net	(3.6)%	(2.0)%	(0.2)%

Effective income tax rate	29.9%	29.7%	33.1%

        Deferred income taxes at December 31 related to the following:

In millions of dollars	2004	2003
Deferred tax assets
Credit loss deduction	$2,890	$3,327
Deferred compensation	240	68
Employee benefits	448	300
Restructuring and settlement reserves	759	354
Interest-related items	571	494
Foreign and state loss carryforwards	16	255
Other deferred tax assets	1,410	1,355

Gross deferred tax assets	6,334	6,153
Valuation allowance	16	302

Deferred tax assets after valuation allowance	6,318	5,851

Deferred tax liabilities
Investments	(1,275)	(1,372)
Unremitted foreign earnings	(940)	(357)
Leases	(2,752)	(2,262)
Fixed assets	(659)	(439)
Intangibles	(493)	(324)
Other deferred tax liabilities	(361)	(280)

Gross deferred tax liabilities	(6,480)	(5,034)

Net deferred tax asset (liability)	$(162)	$817

        Foreign pretax earnings approximated $10.6 billion in 2004, $8.1 billion in 2003, and $8.4 billion in 2002. As a U.S. corporation, Citicorp and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2004, $8.4 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $2.2 billion would have to be provided if such earnings were remitted currently. The current year's effect on the income tax expense from continuing operations is included in the reconciliation of the federal statutory rate to the Company's effective income tax rate.

        The Homeland Investment Act provision of the American Jobs Creation Act of 2004 ("2004 Tax Act") is intended to provide companies with a one time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. The provisions of the Act are complicated and companies, including Citicorp, are awaiting clarification of several provisions from the Treasury Department. The Company is still evaluating the provision and the effects it would have on the financing of the Company's foreign operations. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of

2004," the Company has not recognized any income tax effects of the repatriation provisions of the Act in its 2004 financial statements and will not do so until the above issues are resolved, sometime in 2005. The reasonably possible amounts that may be repatriated in 2005 that would be subject to the provision of the Act range from $0 to $3.1 billion. The related potential income tax effects range from a tax benefit of $0 to a tax benefit of $50 million, under current law.

        Income taxes are not provided for on the Company's "savings bank base year bad debt reserves" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2004, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

        The 2004 net change in the valuation allowance related to deferred tax assets was a decrease of $286 million, primarily relating to a release of $206 million as a result of changes to the foreign tax credit rules contained in the 2004 Tax Act. The valuation allowance of $16 million at December 31, 2004 relates to state tax loss carryforwards.

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

        The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2004 and 2003, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

        At December 31, 2004, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

In millions of dollars	Required Minimum	Well Capitalized Minimum		Citicorp	Citibank, N.A.
Tier 1 Capital				$60,113	$41,702
Total Capital(1)				87,118	61,965
Tier 1 Capital Ratio	4.0%	6.0%		8.69%	8.42%
Total Capital Ratio(1)	8.0%	10.0%		12.59%	12.51%
Leverage Ratio(2)	3.0%	5.0%	(3)	6.74%	6.28%

(1)
Total Capital includes Tier 1 and Tier 2.

(2)
Tier 1 Capital divided by adjusted average assets.

(3)
Applicable only to depository institutions. For bank holding companies to be "well capitalized" they must maintain a minimum leverage ratio of 3%.

        There are various legal limitations on the extent to which Citicorp's banking subsidiaries may pay dividends to their parents. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2005, without regulatory approval, of approximately $11.6 billion adjusted by the effect of their net income (loss) for 2005 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $10.6 billion of the available $11.6 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

16.   Changes in Equity from Nonowner Sources

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2004 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, January 1, 2002	$219	$(1,892)	$312	$(1,361)
Increase in net unrealized gains on investment securities, net of tax	345	—	—	345
Add: Reclassification adjustment for losses included in net income, net of tax	250	—	—	250
Foreign currency translation adjustment, net of tax	—	(1,469)	—	(1,469)
Cash flow hedges, net of tax	—	—	1,142	1,142

Change	595	(1,469)	1,142	268

Balance, December 31, 2002	814	(3,361)	1,454	(1,093)
Increase in net unrealized gains on investment securities, net of tax	299	—	—	299
Less: Reclassification adjustment for gains included in net income, net of tax	(165)	—	—	(165)
Foreign currency translation adjustment, net of tax	—	(873)	—	(873)
Cash flow hedges, net of tax	—	—	(575)	(575)

Change	134	(873)	(575)	(1,314)

Balance, December 31, 2003	948	(4,234)	879	(2,407)
Increase in net unrealized gains on investment securities, net of tax	198	—	—	198
Less: Reclassification adjustment for gains included in net income, net of tax	(440)	—	—	(440)
Foreign currency translation adjustment, net of tax	—	1,205	—	1,205
Cash flow hedges, net of tax	—	—	(755)	(755)

Current period change	(242)	1,205	(755)	208

Balance, December 31, 2004	$706	$(3,029)	$124	$(2,199)

17.   Employee Benefits and Incentive Plans

Retirement Benefits

        Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        Citicorp participates with affiliated companies in the Citigroup U.S. pension plans that resulted in net expense of $196 million, $101 million and $24 million in 2004, 2003, and 2002, respectively. Citicorp's allocated share of the net expense was $110 million, $53 million, and $11 million for 2004, 2003, and 2002, respectively.

        The Company also has various defined benefit pension and termination indemnity plans covering employees outside the United States which resulted in net expense of $159 million, $137 million and $119 million in 2004, 2003, and 2002, respectively.

        At December 31, 2004, the Citigroup U.S. plans' projected benefit obligations were $10.9 billion, the accumulated benefit obligations were $10.6 billion and plan assets were $10.4 billion based upon a discount rate of 5.75%, and a rate of return of 8.0%. Projected benefit obligations, accumulated benefit obligations and plan assets for Citicorp's non-U.S. plans were $3.8 billion, $3.4 billion and $3.6 billion, respectively, at December 31, 2004.

        The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $51 million, $70 million and $75 million for 2004, 2003, and 2002, respectively.

        In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act established a prescription drug benefit under Medicare known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and accordingly, the Company will be entitled to a subsidy.

        The Company adopted FSP FAS 106-2 retroactive to the beginning of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) as of January 1, 2004 by $58 million, and the net periodic expense for 2004 by $7 million.

Citigroup 401(k)

        Under the Citigroup 401(k) plan, eligible employees receive matching contributions of up to 3% of compensation, subject to an annual maximum of $1,500, invested in the Citigroup common stock fund. Citicorp's allocated share of the pretax expense associated with this plan amounted to approximately $52 million in 2004, $44 million in 2003, and $38 million in 2002.

Incentive Plans

        The Company participates in a number of equity compensation plans sponsored by Citigroup that provide for stock options, restricted/deferred stock and stock purchase programs to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of Citigroup, and to encourage employee stock ownership. All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors. At December 31, 2004, approximately 438 million shares were authorized for grant under Citigroup's stock incentive plans.

Stock Option Programs and Stock Purchase Program

        The Company participates in a number of stock option programs sponsored by Citigroup that provide for the granting of stock options in Citigroup common stock to officers and employees. Options are granted on Citigroup common stock at the market value at the time of grant. Options granted in 2004 and 2003 typically vest 33% each year for three years, with the first vesting date occurring 17 months after the grant date. The options granted in 2004 and 2003 have a term of six years. Also, the sale of underlying shares acquired through the exercise of options granted in 2004 and 2003 is restricted for a two-year period. Prior to 2003, options were granted for a period of ten years. Generally, prior to 2003, Citigroup options, including options granted under Travelers predecessor plans and options granted since the date of the merger of Citicorp and Travelers Group Inc., vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger were exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Options granted under Associates predecessor plans vested in 2001 at the time of the merger with Citigroup. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

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

        The Company redesigned its equity incentive programs for the 2004 compensation year. In January 2005, equity incentive awards were granted to eligible employees in the form of restricted or deferred stock under the Capital Accumulation Program (CAP), and stock options are only granted to CAP participants who elect to receive them. The stock options carry the same vesting period as the restricted or deferred stock awards, have a six-year term and an exercise price equal to 100% of fair market value on the grant date.

        The Citigroup 2003 Stock Purchase Program, which is administered under the Citigroup 2000 Stock Purchase Plan, as amended, allows eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the lesser of the offering price on the first day of the offering period or the closing price at the end of the offering period. For the June 15, 2003 offering only, subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Citigroup 2003 Stock Purchase Program may be sourced from authorized and unissued or treasury shares. The offering under the Citigroup 2003 Stock Purchase Program was made on June 15, 2003. In June 2004, an additional offering was made to new employees. The program ends in July 2005. The original offering under the Citigroup Stock Purchase Program was in August 2000. Under this offering, eligible employees of Citigroup were able to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. In 2001, three additional offerings were made to new employees in April, August, and November 2001. In March 2002, an additional offering was made to new employees.

Stock Award Programs

        Citicorp, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating Citicorp officers and employees. The restricted or deferred stock generally vests after a two- or three-year vesting period, during which time the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. CAP participants may elect to receive part of their awards in CAP stock and part in stock options. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. Recipients of deferred stock awards receive dividend equivalents and cannot vote.

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

        During 2004 and 2003, Citigroup granted shares under the Citigroup Ownership Program (COP) to eligible employees. This program replaces the CitiBuilder and Citigroup Ownership stock option programs. Employees are issued either restricted or deferred shares of Citigroup common stock which vest after three years, during which time the stock cannot be sold or transferred by the participant. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        The after-tax compensation cost charged to earnings for stock awards was $247 million in 2004, $158 million in 2003, and $84 million in 2002.

Pro Forma Impact of SFAS 123

        Prior to January 1, 2003, Citicorp applied APB 25 in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer to Note 1 for a further description of these accounting standards and a presentation of the effect on net income had the Company applied SFAS 123 in accounting for all of the Company's stock option plans. The pro forma adjustments in that table relate to stock options granted from 1995 through 2002, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the binomial method, which did not have a material impact on the Company's Consolidated Financial Statements. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

18.   Derivatives and Other Activities

Citicorp enters into derivative and foreign exchange futures, forwards, options and swaps, which enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks, and also trades these products for its own account. In addition, Citicorp uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, corporate, commercial and consumer loans, deposit liabilities, long-term debt and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

        A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

        The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2004, 2003, and 2002:

In millions of dollars	2004	2003(1)	2002(1)
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(128)	$12	$467
Net gain (loss) excluded from assessment of effectiveness(2)	530	(75)	(250)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	12	(18)	(72)
Net gain excluded from assessment of effectiveness(2)	—	2	—
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(1,084)	$(2,115)	$(1,327)

(1)
Reclassified to conform to the current period's presentation.

(2)
Represents the portion of derivative gain (loss).

        For cash flow hedges, any changes in the fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources on the Consolidated Balance Sheet and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within 12 months of December 31, 2004 are $313 million.

        The accumulated other changes in equity from nonowner sources from cash flow hedges for 2004, 2003, and 2002 can be summarized as follows (after-tax):

In millions of dollars	2004	2003	2002
Beginning balance	$879	$1,454	$312
Net gain (loss) from cash flow hedges	(417)	159	1,668
Net amounts reclassified to earnings	(338)	(734)	(526)

Ending balance	$124	$879	$1,454

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

        Derivatives and short sales may expose Citicorp to market risk or credit risk in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

19.   Concentrations of Credit Risk

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citicorp's total credit exposure. Although Citicorp's portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivatives, and foreign exchange businesses.

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2004, Citicorp's most significant concentration of credit risk was with the U.S. Government and its agencies. The Company's exposure, which primarily results from trading assets and investment securities positions in instruments issued by the U.S. Government and its agencies, including its sponsored agencies, amounted to $37.5 billion and $48.6 billion at December 31, 2004 and 2003, respectively. After the U.S. Government, the next largest exposure the Company has is to the Mexican Government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $23.8 billion and $21.9 billion at December 31, 2004 and 2003, respectively, and is composed of investment securities, loans, and trading assets.

20.   Fair Value of Financial Instruments

Estimated Fair Value of Financial Instruments

        The table on the following page presents the carrying value and fair value of Citicorp's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Also as required, the disclosures exclude the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citicorp's financial position and the value of its net assets.

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	2004		2003
In billions of dollars at year end	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Investments	$147.6	$147.6	$124.3	$124.3
Trading account assets	102.7	102.7	85.7	85.7
Loans(1)	526.3	550.3	451.1	470.7
Other financial assets(2)	96.7	96.8	87.2	87.2

Liabilities
Deposits	566.1	566.0	478.5	478.5
Trading account liabilities	56.9	56.9	53.5	53.5
Long-term debt	116.3	116.9	102.2	104.6
Other financial liabilities(3)	100.4	100.4	90.3	90.3

(1)
The carrying value of loans is net of the allowance for credit losses and also excludes $11.9 billion and $15.3 billion of lease finance receivables in 2004 and 2003, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citicorp's loans, in the aggregate, exceeded in carrying values (reduced by the allowance for credit losses) by $24.0 billion in 2004 and $19.7 billion in 2003. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $16.5 billion, an increase of $0.2 billion from 2003, and for corporate loans net of the allowance by $7.5 billion, which was an increase of $4.1 billion from 2003. The excess of the estimated fair value of loans over their carrying value reflects the decline in market interest rates since many of the loans were issued.

21.   Pledged Assets, Collateral, Commitments and Guarantees

Pledged Assets

        At December 31, 2004 and 2003, the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

In millions of dollars	2004	2003
For securities sold under agreements to repurchase	$25,492	$21,467
As collateral for securities borrowed of approximately equivalent value	11,893	1,096
As collateral on bank loans	41,567	30,801
To clearing organizations or segregated under securities laws and regulations	9,198	15,550
For securities loaned	189	118
Other	48,410	45,692

Total	$136,749	$114,724

        Included in the Other line in the table above is $10.7 billion and $13.8 billion at December 31, 2004 and 2003, respectively, of consumer loans that were pledged as collateral in financing transactions.

Collateral

        At December 31, 2004 and 2003, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $2.227 billion and $785 million, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

        At December 31, 2004 and 2003, $1.794 billion and $483 million, respectively, of the collateral received by the Company had been sold or repledged in connection with repurchase agreements; securities sold, not yet purchased; securities borrowings and loans; pledges to clearing organizations; segregation requirements under securities laws and regulations; derivative transactions, and bank loans.

        In addition, at December 31, 2004 and 2003, the Company had pledged $121 billion and $103 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

        Rental expense (principally for offices and computer equipment) was $1.3 billion, $1.2 billion, and $1.1 billion for the years ended December 31, 2004, 2003, and 2002, respectively.

        Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2005	$1,094
2006	782
2007	675
2008	581
2009	495
Thereafter	2,744

Total	$6,371

Loan Commitments

In millions of dollars at year end	2004	2003
One- to four-family residential mortgages	$4,558	$3,599
Revolving open-end loans secured by one- to four- family residential properties	15,705	14,007
Commercial real estate, construction and land development	1,871	1,322
Credit card lines(1)	776,281	739,162
Commercial and other consumer loan commitments(2)	269,579	221,024

Total	$1,067,994	$979,114

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $144 billion and $130 billion with original maturity of less than one year at December 31, 2004 and 2003, respectively.

        The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.8 billion and $4.4 billion at December 31, 2004 and 2003, respectively.

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at December 31, 2004 and 2003 all of the Company's guarantees and indemnifications, where Management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at December 31, 2004 and 2003:

	Maximum Potential amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2004:
Financial standby letters of credit	$34.7	$11.2	$45.9	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	17.4	222.9	240.3	13,624.7
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$147.3	$258.4	$405.7	$13,883.1

2003:
Financial standby letters of credit	$18.3	$17.8	$36.1	$147.7
Performance guarantees	4.9	3.2	8.1	10.2
Derivative instruments	20.7	89.7	110.4	12,411.8
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	—
Custody indemnifications(1)	—	18.0	18.0	—

Total	$122.0	$130.7	$252.7	$12,598.3

(1)
The carrying values of guarantees of collection of contractual cash flow, securities lending indemnifications, credit card merchant processing, and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

        Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Securities lending indemnifications are issued to guarantee that a securities lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company's obligations in connection with the processing of credit card transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets.

        At December 31, 2004 and 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $405.7 billion and $252.7 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citicorp's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citicorp may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At December 31, 2004 and 2003, respectively, the Company held as collateral approximately $6 million and $26 million, respectively, of merchant escrow deposits and also had $68 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At December 31, 2004 and 2003, this maximum potential exposure was estimated to be $29.7 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities are immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2004 and 2003, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2004 or 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2004 or 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At December 31, 2004 and 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $13.9 billion and $12.6 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows is offset against the receivables from the credit card trusts. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at December 31, 2004 and 2003, other liabilities includes an allowance for credit losses of $600 million for both years relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $43.3 billion and $38.3 billion at December 31, 2004 and 2003, respectively. Securities and other marketable assets held as collateral amounted to $31.6 billion and $29.6 billion and letters of credit in favor of the Company held as collateral amounted to $560 million and $1.5 billion at December 31, 2004 and 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Loans Sold with Credit Enhancements

In billions of dollars at year end	2004	2003	Form of Credit Enhancement
Residential mortgages and other loans sold with recourse(1)	$6.0	$6.2	2004: Recourse obligation of $1.2 2003: Recourse obligation of $1.9
GNMA sales/servicing agreements(2)	34.2	21.0	Secondary recourse obligation
Securitized credit card receivables	82.3	74.8	Includes net revenue over the life of the transaction. Also includes other recourse obligations of $5.1 in 2004 and $2.8 in 2003

(1)
Residential mortgages represent 47% in 2004 and 50% of amounts in 2003.

(2)
Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

        Citicorp and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

        Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citicorp subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citicorp subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $156 million at December 31, 2004 and $90 million at December 31, 2003. Net revenue from securitized credit card receivables included in other revenue was $3.8 billion, $3.3 billion, and $2.7 billion for the years ended December 31, 2004, 2003, and 2002, respectively.

Financial Guarantees

        Financial guarantees are used in various transactions to enhance the credit standing of Citicorp customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citicorp will make payment in the event that the customer fails to fulfill its obligations to third parties.

        Citicorp issues financial standby letters of credit, which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citicorp. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $60.5 billion at December 31, 2004 and $55.5 billion at December 31, 2003, and performance standby letters of credit.

			2004	2003
In billions of dollars at year end	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Total Amount Outstanding
Insurance, surety	$10.1	$2.2	$12.3	$12.8
Options, purchased securities, and escrow	0.1	—	0.1	0.3
Clean letters of credit	3.9	2.3	6.2	6.2
Other debt related	16.0	5.3	21.3	13.2

Total(1)	$30.1	$9.8	$39.9	$32.5

(1)
Total is net of cash collateral of $6.0 billion in 2004 and $3.6 billion in 2003. Collateral other than cash covered 17% of the total in 2004 and 27% in 2003.

22.   Contingencies

        As described in the "Legal Proceedings" discussion on page 100, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with underwritings for Enron and other transactions and activities related to Enron and Dynegy.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $1.4 billion ($850 million after-tax) relating to an increase in litigation reserves for these matters.

        The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

        In addition, in the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

23.   Stockholder's Equity of Citibank, N.A.

Changes in Stockholder's Equity

In millions of dollars	2004	2003	2002
Balance at beginning of year	$45,953	$41,309	$37,623
Net income	9,413	7,919	6,357
Dividends paid	(2,993)	(6,812)	(8,061)
Contributions from parent company	754	1,518	9,127
Distribution to parent company	—	—	(6,400)
Employee benefit plans	336	220	136
Net change in unrealized gains (losses) on investment securities available-for-sale, net of tax	147	(207)	391
Net change in foreign currency translation adjustment, net of tax	1,148	61	(629)
Net change for cash flow hedges, net of tax	(668)	(427)	1,004
Preferred stock	—	—	1,600
Other	51	2,372	161

Balance at end of year	$54,141	$45,953	$41,309

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

        On October 2, 2001, ACONA merged with and into Associates at which time, Associates assumed ACONA's obligations under all debt instruments and agreements. Information included in the following condensed financial statements under the Associates column represents Associates Consolidated, which includes ACONA's and CCC's results.

        On July 1, 2002, Citicorp contributed its remaining interest in the stock of Associates to CBC, making Associates a wholly owned subsidiary of CBC. Citicorp remains the guarantor of the outstanding long-term debt, securities and commercial paper of Associates.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of December 31, 2004 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $76.5 billion.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$2,993	$—	$—	$—	($2,993)	$—
Interest from subsidiaries	1,571	—	—	(1,571)	—	—
Interest on loans, including fees—third party	—	7,502	8,628	35,195	(7,502)	43,823
Interest on loans, including fees—intercompany	—	2	85	(85)	(2)	—
Other interest revenue	—	160	194	9,411	(160)	9,605
Fees, commissions and other revenue—third party	352	670	787	24,191	(670)	25,330
Fees, commissions and other revenue—intercompany	—	4	15	(15)	(4)	—

	4,916	8,338	9,709	67,126	(11,331)	78,758

Expense
Interest on other borrowed funds—third party	2,272	1	37	152	(1)	2,461
Interest on other borrowed funds—intercompany	—	249	15	(15)	(249)	—
Interest and fees paid to subsidiaries	42	—	—	(42)	—	—
Interest on long-term debt—third party	—	298	830	3,453	(298)	4,283
Interest on long-term debt—intercompany	—	1,695	1,532	(1,532)	(1,695)	—
Interest on deposits	—	14	17	9,095	(14)	9,112
Benefits, claims and credit losses	—	1,992	2,194	4,564	(1,992)	6,758
Other expense—third party	24	1,830	2,086	29,629	(1,830)	31,739
Other expense—intercompany	—	112	132	(132)	(112)	—

	2,338	6,191	6,843	45,172	(6,191)	54,353

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	2,578	2,147	2,866	21,954	(5,140)	24,405
Income tax (benefit)	(503)	791	863	6,934	(791)	7,294
Minority interest, net of income taxes	—	—	—	203	—	203
Equity in undistributed income of subsidiaries	13,827	—	—	—	(13,827)	—

Net income	$16,908	$1,356	$2,003	$14,817	($18,176)	$16,908

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

Condensed Consolidating Statement of Income

	Year Ended December 31, 2002
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$8,061	$—	$—	$—	($8,061)	$—
Interest from subsidiaries	1,819	—	—	(1,819)	—	—
Interest on loans, including fees—third party	12	6,936	8,056	29,691	(6,936)	37,759
Interest on loans, including fees—intercompany	—	244	234	(234)	(244)	—
Other interest revenue	(114)	168	258	8,792	(168)	8,936
Fees, commissions and other revenue—third party	—	631	846	18,860	(631)	19,706
Fees, commissions and other revenue—intercompany	—	10	15	(15)	(10)	—

	9,778	7,989	9,409	55,275	(16,050)	66,401

Expense
Interest on other borrowed funds—third party	1,967	2	52	506	(2)	2,525
Interest on other borrowed funds—intercompany	—	188	119	(119)	(188)	—
Interest and fees paid to subsidiaries	140	—	—	(140)	—	—
Interest on long-term debt—hird party	—	269	1,382	2,375	(269)	3,757
Interest on long-term debt—intercompany	—	1,786	1,195	(1,195)	(1,786)	—
Interest on deposits	—	16	19	8,778	(16)	8,797
Benefits, claims and credit losses	—	1,797	2,055	8,486	(1,797)	10,541
Other expense—third party	126	1,631	2,180	22,309	(1,631)	24,615
Other expense—intercompany	—	—	22	(22)	—	—

	2,233	5,689	7,024	40,978	(5,689)	50,235

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	7,545	2,300	2,385	14,297	(10,361)	16,166
Income tax (benefit)	(245)	815	766	4,824	(815)	5,345
Minority interest, net of income taxes	—	—	—	112	—	112
Equity in undistributed income of subsidiaries	2,919	—	—	—	(2,919)	—

Net income	$10,709	$1,485	$1,619	$9,361	($12,465)	$10,709

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of distributed and undistributed income of subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Balance Sheet

	December 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$332	$457	$16,996	($332)	$17,453
Cash and due from banks—intercompany	7	99	107	(114)	(99)	—
Deposits at interest with banks—third party	—	—	1	23,888	—	23,889
Deposits at interest with banks—intercompany	4,006	—	12	(4,018)	—	—
Investments	56	3,139	3,846	143,728	(3,139)	147,630
Loans, net of unearned income—third party	—	70,632	80,757	468,699	(70,632)	549,456
Loans, net of unearned income—intercompany	—	4,173	4,785	(4,785)	(4,173)	—
Allowance for credit losses	—	(1,188)	(1,373)	(9,896)	1,188	(11,269)
Total loans, net	—	73,617	84,169	454,018	(73,617)	538,187
Advances to subsidiaries	43,174	—	—	(43,174)	—	—
Investments in subsidiaries	106,085	—	—	—	(106,085)	—
Other assets—third party	2,367	5,494	8,522	215,556	(5,494)	226,445
Other assets—intercompany	—	5	57	(57)	(5)	—

Total assets	$155,695	$82,686	$97,171	$806,823	($188,771)	$953,604

Liabilities and stockholder's equity
Deposits	$—	$1,094	$1,343	$564,766	($1,094)	$566,109
Purchased funds and other borrowings—third party	11,666	90	1,375	57,419	(90)	70,460
Purchased funds and other borrowings—intercompany	—	10,650	2,608	(2,608)	(10,650)	—
Long-term debt—third party	48,122	7,094	19,181	49,016	(7,094)	116,319
Long-term debt—intercompany	—	50,168	62,918	(62,918)	(50,168)	—
Advances from subsidiaries	443	—	—	(443)	—	—
Other liabilities—third party	751	2,034	1,903	103,384	(2,034)	106,038
Other liabilities—intercompany	35	797	355	(390)	(797)	—
Stockholder's equity	94,678	10,759	7,488	98,597	(116,844)	94,678

Total liabilities and stockholder's equity	$155,695	$82,686	$97,171	$806,823	($188,771)	$953,604

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

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$2,422	$3,509	$2,953	$1,513	$(3,509)	$6,888

Cash flows from investing activities
Investments—available-for-sale and short-term and other
Purchases	(1)	(422)	(4,432)	(154,346)	422	(158,779)
Proceeds from sales	34	284	3,086	94,321	(284)	97,441
Maturities	—	135	1,695	46,558	(135)	48,253
Changes in investments and advances — intercompany	2,295	(55)	(407)	(1,888)	55	—
Net increase in loans	—	(13,749)	(13,272)	(54,843)	13,749	(68,115)
Proceeds from sales of loans	—	—	—	15,121	—	15,121
Business acquisitions	—	—	—	(3,677)	—	(3,677)
Other investing activities	—	—	67	3,224	—	3,291

Net cash provided by (used in) investing activities	2,328	(13,807)	(13,263)	(55,530)	13,807	(66,465)

Cash flows from financing activities
Net increase in deposits	—	84	—	65,367	(84)	65,367
Net change in purchased funds and other borrowings—third party	(1,463)	(27)	(351)	(2,753)	27	(4,567)
Net change in purchased funds, other borrowings and advances—intercompany	(892)	176	8,987	(8,095)	(176)	—
Proceeds from issuance of long-term debt—third party	2,230	4,152	1,522	(330)	(4,152)	3,422
Proceeds from issuance of long-term debt—Intercompany	—	5,887	—	—	(5,887)	—
Dividends paid	(4,630)	—	—	—	—	(4,630)

Net cash (used in) provided by financing activities	(4,755)	10,272	10,158	54,189	(10,272)	59,592

Effect of exchange rate changes on cash and due from banks	—	—	—	731	—	731

Net (decrease) increase in cash and due from banks	(5)	(26)	(152)	903	26	746

Cash and due from banks at beginning of year	12	457	716	15,979	(457)	16,707
Cash and due from banks at end of year	$7	$431	$564	$16,882	$(431)	$17,453

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,808	$1,971	$1,055	$8,669	$(1,971)	$11,532
Income taxes	2,453	715	904	1,790	(715)	5,147
Non-cash investing activities:
Transfers to repossessed assets	—	1,166	1,166	(209)	(1,166)	957
Capital contributions to subsidiaries	430	—	—	(430)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2003
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$3,181	$4,046	$2,116	$6,895	$(4,046)	$12,192

Cash flows from investing activities
Investments — available-for-sale and short-term and other
Purchases	(4)	(3,464)	(2,951)	(178,933)	3,464	(181,888)
Proceeds from sales	275	2,770	2,718	108,929	(2,770)	111,922
Maturities	—	84	236	65,055	(84)	65,291
Changes in investments and advances — intercompany	(8,121)	(940)	185	7,936	940	—
Net increase in loans	—	(4,335)	(4,021)	(27,586)	4,335	(31,607)
Proceeds from sales of loans	—	—	—	18,553	—	18,553
Business acquisitions	—	—	—	(21,456)	—	(21,456)
Other investing activities	—	—	1,665	(18,891)	—	(17,226)

Net cash used in investing activities	(7,850)	(5,885)	(2,168)	(46,393)	5,885	(56,411)

Cash flows from financing activities
Net increase in deposits	—	5	—	40,774	(5)	40,774
Net change in purchased funds and other borrowings — third party	(1,813)	81	163	(208)	(81)	(1,858)
Net change in purchased funds, other borrowings and advances — intercompany	(1,490)	6,616	4,721	(3,231)	(6,616)	—
Proceeds from (repayments of) long-term debt—third party	12,172	(13,825)	(4,965)	4,710	13,825	11,917
Proceeds from issuance of long-term debt—intercompany	—	8,303	—	—	(8,303)	—
Dividends paid	(4,210)	—	—	—	—	(4,210)
Contributions from parent company	—	586	—	—	(586)	—

Net cash provided by (used in) financing activities	4,659	1,766	(81)	42,045	(1,766)	46,623

Effect of exchange rate changes on cash and due from banks	—	—	—	579	—	579

Net (decrease) increase in cash and due from banks	(10)	(73)	(133)	3,126	73	2,983
Cash and due from banks at beginning of year	22	530	849	12,853	(530)	13,724

Cash and due from banks at end of year	$12	$457	$716	$15,979	$(457)	$16,707

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$877	$2,476	$2,617	$6,428	($2,476)	$9,922
Income taxes	2,232	507	507	2,031	(507)	4,770
Non-cash investing activities:
Transfers to repossessed assets	—	1,154	845	181	(1,154)	1,026
Capital contributions to subsidiaries	664	—	—	(664)	—	—
Non-cash financing activities:
Dividends	664	—	4,000	(4,664)	—	—

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2002
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$7,957	$3,781	$4,730	$7,035	$(3,781)	$19,722

Cash flows from investing activities
Investments — available-for-sale and short-term and other
Purchases	(33)	(2,371)	(3,467)	(337,367)	2,371	(340,867)
Proceeds from sales	155	2,160	2,609	250,372	(2,160)	253,136
Maturities	—	342	809	62,017	(342)	62,826
Changes in investments and advances — intercompany	(10,761)	2,456	(4,386)	15,147	(2,456)	—
Net increase in loans	—	(6,376)	(8,192)	(33,720)	6,376	(41,912)
Proceeds from sales of loans	—	—	—	17,005	—	17,005
Business acquisitions	—	—	—	(3,953)	—	(3,953)
Other investing activities	1,203	—	693	14,210	—	16,106

Net cash used in investing activities	(9,436)	(3,789)	(11,934)	(16,289)	3,789	(37,659)

Cash flows from financing activities
Net increase in deposits	—	179	291	30,508	(179)	30,799
Net change in purchased funds and other borrowings — third party	2,009	(61)	(464)	6,938	61	8,483
Net change in purchased funds, other borrowings and advances — intercompany	3,066	(17,931)	7,796	(10,862)	17,931	—
Proceeds from (repayments of) long-term debt — third party	3,152	(920)	(9,389)	(8,306)	920	(14,543)
Proceeds from issuance of long-term debt — intercompany	—	17,973	8,083	(8,083)	(17,973)	—
Dividends paid	(6,744)	—	—	—	—	(6,744)
Contributions from parent company	—	659	—	—	(659)	—

Net cash provided by (used in) financing activities	1,483	(101)	6,317	10,195	101	17,995

Effect of exchange rate changes on cash and due from banks	—	—	—	98	—	98

Net increase (decrease) in cash and due from banks	4	(109)	(887)	1,039	109	156
Cash and due from banks at beginning of year	18	639	1,736	11,814	(639)	13,568

Cash and due from banks at end of year	$22	$530	$849	$12,853	$(530)	$13,724

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,409	$2,212	$2,539	$9,476	$(2,212)	$13,424
Income taxes	1,465	896	637	2,636	(896)	4,738
Non-cash investing activities:
Transfers to repossessed assets	—	952	952	177	(952)	1,129
Capital contributions to subsidiaries	3,038	—	—	(3,038)	—	—
Non-cash financing activities:
Contributions from parent company	$5,832	$—	$—	$—	$—	$5,832

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

26.    Selected Quarterly Financial Data (Unaudited)

	2004				2003
In millions of dollars
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$16,007	$14,942	$16,514	$15,439	$14,521	$13,767	$13,600	$13,288
Operating expenses	8,199	7,556	8,747	7,237	7,124	6,633	6,687	6,496
Benefits, claims, and credit losses	1,535	1,150	1,707	2,366	2,331	1,727	2,332	2,200
Income before income taxes and minority interest	6,273	6,236	6,060	5,836	5,066	5,407	4,581	4,592
Income taxes	1,769	1,802	1,893	1,830	1,488	1,579	1,323	1,437
Minority interest, after-tax	54	37	39	73	39	162	39	38
Net income	$4,450	$4,397	$4,128	$3,933	$3,539	$3,666	$3,219	$3,117

27.    Subsequent Event (Unaudited)

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, Citigroup announced an agreement for the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico. International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China.

        The Citicorp international insurance businesses being acquired by MetLife as a part of this transaction generated total revenues of $575 million and net income of $82 million for the twelve months ended December 31, 2004. The businesses had total assets of $5.4 billion at December 31, 2004.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 second or third quarter.

FINANCIAL DATA SUPPLEMENT (Unaudited)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1) (2) (3)
Citicorp and Subsidiaries

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Assets
Loans (net of unearned income)(4)
Consumer loans
In U.S. offices	$283,659	$245,013	$203,227	$24,053	$20,844	$19,826	8.48	8.51	9.76
In offices outside the U.S.(5)	117,602	96,394	89,387	12,650	10,866	10,664	10.76	11.27	11.93

Total consumer loans	401,261	341,407	292,614	36,703	31,710	30,490	9.15	9.29	10.42

Corporate loans
In U.S. offices
Commercial and industrial	14,528	18,743	20,081	810	901	1,000	5.58	4.81	4.98
Lease financing	1,998	2,052	1,851	120	132	150	6.01	6.43	8.10
Mortgage and real estate	76	245	435	4	12	22	5.26	4.90	5.06
In offices outside the U.S.(5)	91,919	81,100	84,188	6,186	5,214	6,099	6.73	6.43	7.24

Total corporate loans	108,521	102,140	106,555	7,120	6,259	7,271	6.56	6.13	6.82

Total loans	509,782	443,547	399,169	43,823	37,969	37,761	8.60	8.56	9.46

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	6,423	4,710	6,219	96	50	105	1.49	1.06	1.69
In offices outside the U.S.(5)	12,078	8,071	2,951	333	272	326	2.76	3.37	11.05

Total	18,501	12,781	9,170	429	322	431	2.32	2.52	4.70

Investments
In U.S. offices
Taxable	54,130	56,412	35,670	1,645	1,756	1,334	3.04	3.11	3.74
Exempt from U.S. income tax	8,519	7,424	6,340	537	502	460	6.30	6.76	7.26
In offices outside the U.S.(5)	76,673	60,358	53,155	3,650	2,651	3,086	4.76	4.39	5.81

Total	139,322	124,194	95,165	5,832	4,909	4,880	4.19	3.95	5.13

Trading account assets(6)
In U.S. offices	20,088	9,424	6,641	966	496	279	4.81	5.26	4.20
In offices outside the U.S.(5)	22,627	18,156	15,103	982	989	1,345	4.34	5.45	8.91

Total	42,715	27,580	21,744	1,948	1,485	1,624	4.56	5.38	7.47

Loans held-for-sale, in U.S. offices	12,921	14,258	12,071	1,014	919	1,138	7.85	6.45	9.43

Deposits at interest with banks(5)	25,990	19,764	17,406	532	819	1,008	2.05	4.14	5.79

Total interest-earning assets	749,231	642,124	554,725	$53,578	$46,423	$46,842	7.15	7.23	8.44

Non-interest earning assets(6)	134,054	117,185	102,931

Total assets	$883,285	$759,309	$657,656

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

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)
Citicorp and Subsidiaries

	Average Volume			Interest Expense			% Average Rate
In millions of dollars
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Liabilities
Deposits
In U.S. offices
Savings deposits(4)	$125,659	$115,614	$95,256	$1,079	$992	$1,232	0.86	0.86	1.29
Other time deposits	30,803	31,127	29,216	1,073	610	584	3.48	1.96	2.00
In offices outside the U.S.(5)	311,489	254,508	228,296	6,960	5,549	6,981	2.23	2.18	3.06

Total	467,951	401,249	352,768	9,112	7,151	8,797	1.95	1.78	2.49

Trading account liabilities(6)
In U.S. offices	6,059	4,303	2,999	69	47	42	1.14	1.09	1.40
In offices outside the U.S.(5)	1,651	1,163	579	29	15	13	1.76	1.29	2.25

Total	7,710	5,466	3,578	98	62	55	1.27	1.13	1.54

Purchased funds and other borrowings
In U.S. offices	45,092	41,787	39,881	1,110	622	952	2.46	1.49	2.39
In offices outside the U.S.(5)	28,854	20,359	19,482	1,253	1,002	1,518	4.34	4.92	7.79

Total	73,946	62,146	59,363	2,363	1,624	2,470	3.20	2.61	4.16

Long-term debt
In U.S. offices	95,225	77,785	63,191	3,367	3,318	3,241	3.54	4.27	5.13
In offices outside the U.S.(5)	15,562	8,284	10,242	916	319	516	5.89	3.85	5.04

Total	110,787	86,069	73,433	4,283	3,637	3,757	3.87	4.23	5.12

Total interest-bearing liabilities	660,394	554,930	489,142	$15,856	$12,474	$15,079	2.40	2.25	3.08
Demand deposits in U.S. offices	4,348	7,382	8,218
Other non-interest bearing liabilities(6)	130,842	120,206	92,927
Total stockholder's equity	87,701	76,791	67,369
Total liabilities and stockholder's equity	$883,285	$759,309	$657,656
Net interest revenue as a percentage of average interest-earning assets(7)
In U.S. offices	$402,447	$358,310	$292,407	$21,976	$19,724	$18,087	5.46	5.50	6.19
In offices outside the U.S.	346,784	283,814	262,318	15,746	14,225	13,676	4.54	5.01	5.21
Total	$749,231	$642,124	$554,725	$37,722	$33,949	$31,763	5.03	5.29	5.73

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

(5)
Average rates reflect prevailing local interest rates, including inflationary effects and foreign exchange impact in certain countries.

(6)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(7)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS(1)
Citicorp and Subsidiaries

	2004 vs. 2003					2003 vs. 2002
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Assets
Loans—consumer
In U.S. offices	$3,277	($68)	$3,209	$3,755	($2,737)	$1,018
In offices outside the U.S.(3)	2,300	(516)	1,784	809	(607)	202

Total	5,577	(584)	4,993	4,564	(3,344)	1,220

Loans—corporate
In U.S. offices	(239)	128	(111)	(68)	(59)	(127)
In offices outside the U.S.(3)	720	252	972	(218)	(667)	(885)

Total	481	380	861	(286)	(726)	(1,012)

Total loans	6,058	(204)	5,854	4,278	(4,070)	208

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	22	24	46	(22)	(33)	(55)
In offices outside the U.S.(3)	117	(56)	61	285	(339)	(54)

Total	139	(32)	107	263	(372)	(109)

Investments
In U.S. offices	(42)	(34)	(76)	812	(348)	464
In offices outside the U.S.(3)	763	236	999	382	(817)	(435)

Total	721	202	923	1,194	(1,165)	29

Trading account assets
In U.S. offices	516	(46)	470	135	82	217
In offices outside the U.S.(3)	217	(224)	(7)	236	(592)	(356)

Total	733	(270)	463	371	(510)	(139)

Loans held-for-sale
In U.S. offices	(92)	187	95	182	(401)	(219)

Deposits at interest with banks(3)	208	(495)	(287)	124	(313)	(189)

Total interest revenue	$7,767	($612)	$7,155	$6,412	($6,831)	($419)

Liabilities
Deposits
In U.S. offices	$112	$438	$550	$291	($505)	($214)
In offices outside the U.S.(3)	1,270	141	1,411	736	(2,168)	(1,432)

Total	1,382	579	1,961	1,027	(2,673)	(1,646)

Trading account liabilities
In U.S. offices	20	2	22	16	(11)	5
In offices outside the U.S.(3)	7	7	14	9	(7)	2

Total	27	9	36	25	(18)	7

Purchased funds and other borrowings
In U.S. offices	52	436	488	44	(374)	(330)
In offices outside the U.S.(3)	380	(129)	251	66	(582)	(516)

Total	432	307	739	110	(956)	(846)

Long-term debt
In U.S. offices	672	(623)	49	676	(599)	77
In offices outside the U.S.(3)	373	224	597	(88)	(109)	(197)

Total	1,045	(399)	646	588	(708)	(120)

Total interest expense	2,886	496	3,382	1,750	(4,355)	(2,605)

Net interest revenue	$4,881	($1,108)	$3,773	$4,662	($2,476)	$2,186

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and foreign exchange impact in certain countries.

RATIOS

	2004	2003	2002
Net income to average assets	1.91%	1.78%	1.63%
Return on average total stockholder's equity(1)	19.3%	17.6%	15.9%
Total average equity to average assets	9.93%	10.11%	10.24%

(1)
Based on net income as a percentage of average total stockholder's equity.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

	2004		2003		2002
In millions of dollars at year end	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Banks(2)	$32,392	2.96%	$28,800	2.81%	$26,941	3.69%
Other demand deposits	122,822	1.11%	86,472	1.53%	81,696	1.66%
Other time and savings deposits(2)	181,740	2.41%	160,590	2.11%	138,414	3.39%

Total	$336,954	1.99%	$275,862	2.00%	$247,051	2.85%

(1)
Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 18 to the Consolidated Financial Statements.

(2)
Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at year end 2004	Under 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
Certificates of deposit	$4,509	$840	$1,046	$3,234
Other time deposits	$14,006	$70	$15	$205

SHORT-TERM AND OTHER BORROWINGS(1)

	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(2)			Commercial Paper			Other Funds Borrowed(2)
In millions of dollars	2004	2003	2002	2004	2003	2002	2004	2003	2002
Amounts outstanding at year end	$34,835	$30,500	$36,997	$8,270	$14,712	$16,487	$27,355	$21,149	$15,368
Average outstanding during the year(5)	38,284	31,652	33,055	12,839	14,461	12,829	22,823	16,033	13,479
Maximum month-end outstanding	42,660	38,433	36,997	18,660	16,942	16,487	27,355	25,705	25,870

Weighted-average interest rate
During the year(3)	3.18%	2.97%	4.15%	1.18%	1.06%	1.73%	4.36%	3.30%	6.50%
At year end(4)	4.65%	3.12%	3.26%	2.28%	1.25%	1.57%	2.53%	1.81%	2.97%

(1)
Original maturities of less than one year.

(2)
Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(3)
Interest rates include the effects of risk management activities. See Notes 10 and 18 to the Consolidated Financial Statements.

(4)
Based on contractual rates at year end.

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

        Numerous other federal and state laws also affect the Company's earnings and activities, including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private

Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46.

        There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary's capital stock and surplus and, as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of the bank's capital stock and surplus.

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

        The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well capitalized." As of December 31, 2004, the Company's bank and thrift subsidiaries, including Citibank, were "well- capitalized." See "Management's Discussion and Analysis" and Note 15 to the Consolidated Financial Statements for capital analysis.

        A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

        The GLB Act included extensive consumer privacy provisions. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering consumers the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators and the SEC and FTC have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 46. A recent amendment to the Fair Credit Reporting Act requires the Company's subsidiaries to give their customers the opportunity not to receive marketing solicitations that are based on the use of information from another subsidiary of the Company regarding the customer. This requirement is expected to become effective within six months after pending implementing regulations become effective.

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

Properties

        The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building that is partially leased by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building under a long-term lease located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

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

Legal Proceedings

Enron Corp.

        In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In May 2003, plaintiffs filed an amended consolidated class action complaint. Citigroup filed a motion to dismiss in June 2003, which motion was denied in April 2004. Citigroup answered the operative complaint in May 2004. Plaintiffs filed a motion for class certification in May 2003, which motion remains pending. The parties are engaging in discovery.

        Additional actions have been filed against Citigroup and certain of its affiliates, including Citicorp, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy and other violations of state law; (ii) actions by banks that participated in Enron revolving credit facilities, alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of various federal securities laws; the Citigroup defendant (along with all other defendants) settled all claims without admitting any wrongdoing, and the settlement was preliminarily approved by the United States District Court for the Southern District of New York in September 2004; (v) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (vi) an action brought by an investment company, alleging that Citigroup and others aided Enron in fraudulently inducing it to enter into a commodity sales contract; (vii) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; in one such proceeding, Enron also alleges various common law claims, including a claim for aiding and abetting of breach of fiduciary duty; (viii) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors; (ix) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment; (x) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (xi) third-party actions brought by Arthur Andersen as a defendant in Enron-related litigations, alleging a right to contribution from Citigroup; (xii) an action brought by the indenture trustee for the Yosemite and ECLN Trusts and the Yosemite Securities Co., alleging fifteen causes of action sounding in tort and contract and relating to the initial notes offerings and the post-bankruptcy settlement of the notes; (xiii) putative class actions brought by investors that purchased and held Enron and Enron-related securities, alleging negligence, misrepresentation, fraud, breach of fiduciary duty, and aiding and abetting breach of fiduciary duty; (xiv) actions brought by utilities concerns, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (xv) adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. Several of these cases have been consolidated or coordinated with the NEWBY action and are stayed, except for certain discovery, pending the Court's decision on the pending motion for class certification in NEWBY.

Dynegy Inc.

        On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets Inc. (CGMI) as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

Parmalat

        On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities, filed a lawsuit in New Jersey Superior Court against Citigroup, Citibank, N.A. and others, alleging that the defendants participated in fraud committed by the officers and directors of Parmalat and seeking unspecified damages. The action alleges a variety of claims under New Jersey state law, including fraud, negligent misrepresentation, violations of the New Jersey Fraudulent Transfer Act and violations of the New Jersey RICO statute. On December 20, 2004, defendants filed a motion to dismiss the action. On February 28, 2005, the Court denied that motion.

        Citigroup, Citibank, N.A. and others also are defendants in three class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. On May 21, 2004, the court issued an order consolidating the complaints under the caption IN RE PARMALAT SECURITIES LITIGATION. The consolidated amended complaint was filed on October 18, 2004 on behalf of purchasers of Parmalat securities between January 5, 1999 and December 18, 2003. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages. On January 10, 2005, the Citigroup defendants filed a motion to dismiss the action. That motion remains pending.

Adelphia Communications Corporation

        On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

        In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. The motions are currently pending.

Foreign Currency Conversion

        Citigroup and certain of its affiliates, including Citibank (South Dakota), N.A., as well as VISA, U.S.A., Inc., VISA International Service Association, MasterCard International, Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the United States District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the federal Truth in Lending Act (TILA), and (iii) as to Citibank (South Dakota), N.A., the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota), N.A.

Other

        The Securities and Exchange Commission is conducting a non-public investigation, which the Company believes originated with the Company's accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the 4th quarter of 2001 and the 1st quarter of 2002. The investigation is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has subpoenaed witness testimony and certain accounting and internal controls-related information for the years 2001–2004. The Company is cooperating with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

        Additional lawsuits containing claims similar to those described above may be filed in the future.

Principal Accountant Fees and Services

        The following is a description of the fees earned by KPMG, independent registered public accounting firm for Citicorp, which include those fees billed to Citicorp as well as those not yet billed, for services rendered to Citicorp for the years ended December 31, 2004 and 2003:

        Audit Fees:    Audit fees include fees paid by Citicorp to KPMG in connection with the annual audit of Citicorp's consolidated financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of Citicorp's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by our independent registered public accounting firm. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to Citicorp's regulatory filings, reports on internal control reviews required by regulators, and accounting advice on completed transactions. The aggregate fees earned by KPMG for audit services rendered to Citicorp and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $43.1 million and $32.0 million, respectively.

        Audit Related Fees:    Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attestation services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to Citicorp and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $5.7 million and $4.3 million, respectively.

        Tax Fees:    Tax fees include corporate tax compliance, counsel and advisory services. As noted below, tax counsel and advisory services will no longer be provided by KPMG. The aggregate fees earned by KPMG for the tax related services rendered to Citicorp and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $5.9 million and $7.5 million, respectively.

        Of the $5.9 million of tax fees earned by KPMG in 2004, approximately $5.0 million was related to tax compliance services and the balance, approximately $0.9 million, was related to tax counsel and advisory services which will mostly be discontinued under the new policy described below. Of the $7.5 million of tax fees earned by KPMG in 2003, approximately $3.9 million was related to tax compliance services, $3.2 million was related to tax counsel and advisory services, and the balance, approximately $0.4 million, was related to expatriate tax services which were contracted for prior to Citicorp's adoption of its policy prohibiting the engagement of KPMG for such service.

        All Other Fees:    The aggregate fees earned by KPMG for all other services rendered to Citicorp and its subsidiaries for matters such as general consulting for the years ended December 31, 2004 and December 31, 2003 both totaled approximately $0.1 million.

        Citicorp has not engaged KPMG for any additional non-audit services other than those permitted under its policy unless such services were individually approved by the Citigroup Audit and Risk Management Committee.

Approval of Independent Registered Public Accounting Firm Services and Fees

        Citigroup's Audit and Risk Management Committee has reviewed and approved all fees charged by Citicorp's independent registered public accounting firm, and actively monitored the relationship between audit and non-audit services provided. The Audit and Risk Management Committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, Citicorp adopted a policy that it would no longer engage its primary independent registered public accounting firm for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the Audit and Risk Management Committee and presented to the full committee at its next regular meeting. The policy also includes limitations on the hiring of KPMG partners and other professionals to ensure that we satisfy the SEC's auditor independence rules.

        During 2004, the following changes were made in Citigroup's policy for approval of audit fees and services. Pre-approval of the Audit and Risk Management Committee is required for all internal control engagements and, effective December 31, 2004, Citigroup further restricted the scope of tax services that may be provided by KPMG and determined that it will no longer use KPMG for tax advisory services, including consulting and tax planning, except as related to tax compliance services.

        Under the Citigroup policy approved by the Audit and Risk Management Committee, the committee must pre-approve all services provided by Citicorp's independent registered public accounting firm and fees charged. The committee annually considers the provision of audit services and, if appropriate, pre-approves certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the committee periodically monitors the levels of KPMG fees against the pre-approved limits. The Audit and Risk Management Committee also considers on a case by case basis and, if appropriate, approves specific engagements that are not otherwise pre-approved. Beginning in 2004 they also individually reviewed internal control engagements. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the Audit and Risk Management Committee for approval and to the full Audit and Risk Management Committee at its next regular meeting.

        Administration of the policy is centralized in, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the Audit and Risk Management Committee.

10-K CROSS-REFERENCE INDEX

        This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2004 results.

Form 10-K

Item Number		Page
Part I
1.	Business	3 - 45, 62
97 - 102
2.	Properties	98 - 99
3.	Legal Proceedings	100 - 101
4.	Submission of Matters to a Vote of Security Holders	*
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	**
6.	Selected Financial Data	*
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 45
7A.	Quantitative and Qualitative Disclosures about Market Risk	26 - 38, 63 - 71, 77 - 82
8.	Financial Statements and Supplementary Data	48 - 96
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A.	Controls and Procedures	46
9B.	Other Information	Not Applicable
Part III
10.	Directors and Executive Officers of the Registrant	*
11.	Executive Compensation	*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
13.	Certain Relationships and Related Transactions	*
14.	Principal Accountant Fees and Services	102
Part IV
15.	Exhibits and Financial Statement Schedules	104

*
Omitted pursuant to General Instruction I of Form 10-K

**
Citigroup Inc. indirectly owns all of the outstanding common stock of Citicorp.

CORPORATE INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

Exhibit Index
3.01	Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).
3.02	Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738 (Citicorp's 2002 10-K)).
12.01+	Calculation of Ratio of Income to Fixed Charges.
14.01	Code of Ethics (incorporated by reference to Exhibit 14.01 to Citicorp's 2002 10-K).
21.01	Subsidiaries of Citicorp. Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of Citicorp is omitted.
23.01+	Consent of KPMG LLP.
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2005.

CITICORP (REGISTRANT)
By:	/s/ SALLIE KRAWCHECK Sallie Krawcheck Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2005.

Citicorp's Principal Executive Officer:
/s/ ROBERT WILLUMSTAD Robert Willumstad
Citicorp's Principal Financial Officer:
/s/ SALLIE KRAWCHECK Sallie Krawcheck
Citicorp's Principal Accounting Officer:
/s/ WILLIAM P. HANNON William P. Hannon

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2005 by the Directors of Citicorp.

/s/ WILLIAM R. RHODES William R. Rhodes, Chairman
/s/ DAVID C. BUSHNELL David C. Bushnell
/s/ SALLIE KRAWCHECK Sallie Krawcheck
/s/ STEPHEN H. LONG Stephen H. Long
/s/ ALAN S. MACDONALD Alan S. MacDonald
/s/ MARJORIE MAGNER Marjorie Magner
/s/ TODD S. THOMSON Todd S. Thomson
/s/ ROBERT B. WILLUMSTAD Robert B. Willumstad