Form 10-Q
period 2005-03-31
CITICORP
filed 2005-05-16
CIK 20405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

Citicorp

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three Months Ended March 31, 2005 and 2004	46
	Consolidated Balance Sheet—March 31, 2005 (Unaudited) and December 31, 2004	47
	Consolidated Statement of Changes in Stockholder's Equity (Unaudited)—Three Months Ended March 31, 2005 and 2004	48
	Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2005 and 2004	49
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries March 31, 2005 (Unaudited) and December 31, 2004	50
	Notes to Consolidated Financial Statements (Unaudited)	51
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32, 55
Item 4.	Controls and Procedures	44
Part II—Other Information
Item 1.	Legal Proceedings	73
Item 6.	Exhibits	74
Signatures		75
Exhibit Index		76

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

        The Company's activities are conducted through the Global Consumer, Corporate and Investment Banking (CIB) (formerly Global Corporate and Investment Bank), Global Wealth Management, Asset Management and Alternative Investments (formerly Proprietary Investment Activities) business segments.

        The Company has completed certain strategic business acquisitions during the past two years, details of which can be found in Note 3 to the Consolidated Financial Statements.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities.

        This quarterly report on Form 10-Q should be read in conjunction with Citicorp's 2004 Annual Report on Form-K.

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

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of March 31, 2005, North America Consumer Finance maintained 2,669 offices, including 2,452 in the U.S., Canada, and Puerto Rico, and 217 offices in Mexico, while International Consumer Finance maintained 1,534 sales points, including 405 branches and 523 ALMs in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Retail Distribution, the Commercial Business, Prime Home Finance, Student Loans, and Mexico Retail Banking. Retail Distribution delivers banking, lending, investment and insurance services through 777 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet bank. The Commercial Business provides equipment leasing and financing, and banking services to small- and middle-market businesses. The Prime Home Finance business originates and services mortgages for customers across the U.S. The Student Loan business is comprised of the origination and servicing of student loans in the U.S. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintains 1,346 branches, and the Banamex insurance operations formerly reported in the Life Insurance & Annuities business. International Retail Banking consists of 1,144 branches and provides full-service banking, investment and insurance services in EMEA, Japan, Asia, and Latin America. In addition to North America, the Commercial Business consists of the suite of products and services offered to small- and middle-market businesses in the international regions.

CORPORATE AND INVESTMENT BANKING

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking and Transaction Services.

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

ASSET MANAGEMENT

        Asset Management includes the businesses of Citibank Global Asset Management, the Banamex asset management and retirement services businesses and other retirement services businesses in Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, alternative investments, and pension administration services.

ALTERNATIVE INVESTMENTS

        Alternative Investments (through the Citicorp Alternative Investments (CAI) business) manages certain of Citicorp's proprietary and third-party investments.

        CAI's expansive product offering includes investments in private equity, hedge funds, managed futures, real estate, and a variety of fixed income alternatives (credit structures). The proprietary portfolio is composed primarily of private equity investments made globally on a direct and indirect basis in a variety of industries.

CORPORATE/OTHER

        Corporate/Other includes net treasury results, corporate expenses, certain intersegment eliminations, the results for the Citicorp businesses included in the Sale of the Life Insurance & Annuities Business, and taxes not allocated to the individual businesses.

CITICORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Revenues, net of interest expense(1)	$16,105	$15,439
Operating expenses	7,861	7,237
Benefits, claims, and credit losses(1)	1,944	2,366

Income before taxes and minority interest	6,300	5,836
Income taxes	2,002	1,830
Minority interest, net of tax	159	73

Net Income	$4,139	$3,933

Return on Average Stockholder's Equity	17.5%	18.8%
Total Assets (in billions of dollars)	$943.2	$853.6
Total Equity (in billions of dollars)	$97.1	$86.0
Tier 1 Capital Ratio	9.02%	8.80%
Total Capital Ratio	12.92%	13.00%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $1.166 billion and $1.325 billion in the 2005 and 2004 first quarters, respectively. Although a managed basis presentation is not in conformity with GAAP, management believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 12.

Business Focus

        The following tables show the net income (loss) for Citicorp's businesses on a product view:

Citicorp Net Income—Product View

	First Quarter
In millions of dollars
	2005	2004(1)
Global Consumer
Cards	$1,086	$980
Consumer Finance	629	567
Retail Banking	1,151	998
Other	(181)	(94)

Total Global Consumer	2,685	2,451

Corporate and Investment Banking
Capital Markets and Banking	799	923
Transaction Services	245	234

Total Corporate and Investment Banking	1,044	1,157

Global Wealth Management
Private Bank	122	159
Asset Management	14	34
Alternative Investments	331	14
Corporate/Other	(57)	118

Net Income	$4,139	$3,933

(1)
Reclassified to conform to the current period's presentation.

EVENTS IN 2005 and 2004

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 45.

Citigroup's Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, Citigroup announced an agreement for the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The sale transaction also includes Citigroup's Argentine pension business. (The transaction described in the preceding two paragraphs is referred to herein as the Sale of the Life Insurance & Annuities Business).

        The Citicorp international insurance and Argentine pension businesses being acquired by MetLife, as part of the Sale of the Life Insurance & Annuities Businesses generated total revenues of $195 million and $139 million and net income of $36 million and $13 million, respectively, for the three months ended March 31, 2005 and 2004. These businesses had total assets of $5.4 billion at March 31, 2005.

        Results for the Citicorp businesses included in the Sale of the Life Insurance & Annuities Business are recorded in the Corporate/Other segment for all periods presented.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 third quarter.

Repositioning Charges

        The Company recorded $278 million ($175 million after-tax) in charges during the 2005 first quarter for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CIB ($71 million after-tax) and in Global Consumer ($95 million after-tax). These repositioning actions are consistent with the Company's objectives of controlling expenses while continuing to invest in growth opportunities.

Resolution of Glendale Litigation

        During the 2005 first quarter, the Company recorded a $72 million after-tax gain following the resolution of Glendale Federal Bank v. United States, an action brought by Glendale Federal Bank, a predecessor to Citibank (West), FSB, against the United States government.

Divestiture of the Manufactured Housing Loan Portfolio

        In March 2005, Citicorp announced an agreement to sell its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss in the 2005 first quarter related to the divestiture. The sale is subject to customary regulatory approvals.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of $111 million.

Citigroup's Acquisition of First American Bank

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas (FAB). The transaction establishes Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state. FAB results are not included within Citicorp.

        In connection with its approval of the FAB transaction, the Federal Reserve Board (FRB) said in its order, dated March 16, 2005, that it expected Citigroup would not "undertake significant expansion during the implementation period [of Citigroup's Five Point Plan]. The [FRB] believes it important that management's attention not be diverted from these efforts by the demands that mergers and acquisitions place on management resources."

Merger of Bank Holding Companies

        On February 11, 2005, Citigroup announced plans to merge its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. This transaction is subject to regulatory approval and is expected to take place by the end of the 2005 third quarter. Citigroup will assume all existing indebtedness and outstanding guarantees of Citicorp.

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

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

        The Financial Services Agency of Japan (FSA) issued an administrative order against Citibank Japan in September 2004. This order requires Citigroup to exit all private banking operations in Japan by September 30, 2005. In accordance with the order, the Private Bank division of Citibank Japan suspended all new transactions with its customers beginning on September 29, 2004.

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

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $200 million and net income of $39 million (excluding the Exit Plan Charge) during the year ended December 31, 2004 and $264 million and $83 million, respectively, for 2003.

        On October 25, 2004, Citigroup announced its decision to wind down Cititrust and Banking Corporation (Cititrust), a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary. On April 22, 2005, the FSA issued an administrative order requiring Cititrust to suspend from engaging in all new trust business beginning May 2, 2005. Cititrust is continuing to assure an orderly transition of its relationships with clients.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citicorp recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and CIB.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.9% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc. The operations of KorAm have been integrated into the businesses of Citicorp.

Credit

        During the 2005 first quarter, the Company continued to experience a favorable world-wide credit environment. The Company released $20 million of general reserves from Global Consumer during the 2005 first quarter consisting of a $17 million net release in the Consumer Finance portfolio and a $3 million net release in Retail Banking. CIB had no general builds or releases during this period. During the 2005 first quarter, the allowance for credit losses declined by $129 million related to credit card securitizations and by $90 million from the sale of CitiCapital's Transportation Finance Business. At March 31, 2005 and December 31, 2004, the Company's total allowance for loans, leases and commitments was $11.471 billion and $11.869 billion, respectively.

        During the 2004 first quarter, the Company released $171 million of reserves, consisting of $150 million in CIB and $21 million in Global Consumer. At March 31, 2004, the Company's total allowance for loans, leases and commitments was $13.106 billion.

        Management evaluates the adequacy of loan loss reserves by analyzing probable loss scenarios and economic and geopolitical factors that impact the portfolios. See pages 10 - 11 herein and pages 30 - 34 of Citicorp's 2004 Annual Report on Form 10-K for an additional discussion of the reserve levels and credit process.

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

Results of Operations

Income

        Net income in the 2005 first quarter was $4.139 billion, up $206 million or 5% from $3.933 billion in the 2004 first quarter. Return on average common equity was 17.5% compared to 18.8% a year ago.

        Global Consumer net income increased $234 million, or 10%, compared to the 2004 first quarter, Corporate and Investment Banking decreased $113 million, or 10%, and Global Wealth Management decreased $37 million, or 23%. Asset Management decreased $20 million, or 59%, while Alternative Investments increased $317 million from the 2004 first quarter.

        See individual segment and product discussions on pages 12 - 24 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $16.1 billion in the 2005 first quarter were up $666 million, or 4%, from the 2004 first quarter. Global Consumer revenues were up $461 million, or 4%, in the 2005 first quarter to $11.5 billion, led by a $624 million, or 17%, increase in Retail Banking, reflecting the gain on the divestiture of CitiCapital's Transportation Finance Business and the gain on the resolution of Glendale litigation, as well as growth in customer volumes. Consumer Finance noted a $62 million, or 2%, increase, reflecting an increase in average loans partially offset by a decrease of $22 million in Cards due to spread compression driven by increased cost of funds and higher payment rates versus the prior-year period.

        Corporate and Investment Banking revenues of $3.0 billion in the 2005 first quarter decreased $8 million from the 2004 first quarter, including a $203 million or 10% decrease in Capital Markets and Banking. Transaction Services increased $195 million or 21% from the 2004 first quarter primarily reflecting higher customer volumes.

        Global Wealth Management revenues of $504 million decreased $69 million, or 12%, from the prior-year period due to the continued wind-down of the Japan business and a decrease in transactional revenue. Asset Management decreased $42 million or 28% from the 2004 first quarter primarily due to a decrease in customer activity. Alternative Investments in the 2005 first quarter increased $652 million from a year ago, primarily due to positive mark-to-market valuations in the private equity portfolio.

Selected Revenue Items

        Net interest revenue of $9.0 billion decreased $481 million, or 5%, from year-ago levels, reflecting the impact of a changing rate environment, business volume growth in certain markets and the impact of acquisitions.

        Total fees and commissions of $3.5 billion increased by $278 million, or 9%, compared to the 2004 first quarter, primarily as a result of positive market action and higher transactional volumes.

        Foreign exchange revenues of $428 million were up $32 million or 8% from a year ago due to increased volatility and FX Trading. Trading account gains were up $36 million to $619 million in the 2005 first quarter, primarily due to interest rate fluctuations during the quarter and prior-year weakness. Other revenue of $2.3 billion increased $724 million, or 45%, from the 2004 first quarter, primarily reflecting increased securitization gains and activity.

Operating Expenses

        Total operating expenses were $7.9 billion for the 2005 first quarter, up $624 million, or 9%, from the comparable 2004 period. The increase includes a $278 million charge for repositioning costs, along with increased costs related to acquisitions and higher investment spending.

        Global Consumer expenses were up 11% from the 2004 first quarter, driven by acquisitions as well as increased marketing and advertising costs and repositioning costs. CIB expenses also increased 11% from the 2004 first quarter primarily reflecting repositioning costs and increases in non-compensation expenses. Global Wealth Management noted flat expenses compared to the prior year's first quarter and Asset Management noted a 1% increase. Alternative Investments expenses increased 23% from 2004 levels.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $1.9 billion in the 2005 first quarter, down $422 million, or 18%, from the 2004 first quarter.

        Global Consumer provisions for benefits, claims, and credit losses of $2.0 billion in the 2005 first quarter were down $414 million, or 17%, from the 2004 first quarter due to a better overall credit environment, reflecting decreases in Cards and Consumer Finance, partially offset by increases in Retail Banking. Total net credit losses (excluding Commercial Business) were $1.899 billion and the related loss ratio was 1.98% in the 2005 first quarter, as compared to $2.257 billion and 2.68% in the 2004 first quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 1.92% at March 31, 2005 from 2.27% at March 31, 2004. See page 29 for a reconciliation of total consumer credit information.

        Corporate and Investment Banking reported net recoveries in the provision for credit losses of ($56) million in the 2005 first quarter, due to recoveries reflecting improved credit quality in the corporate loan portfolio.

        Corporate cash-basis loans at March 31, 2005 and 2004 were $1.7 billion and $2.9 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $34 million and $41 million, respectively. The decrease in corporate cash-basis loans from March 31, 2004, was related to improvements in the overall credit environment, write-offs, as well as sales of loans in the portfolio. Corporate cash-basis loans at March 31, 2005 decreased $174 million from December 31, 2004.

Income Taxes

        The Company's effective tax rate was 31.8% in the 2005 first quarter compared to 31.4% in the 2004 first quarter. The 2004 rate included a credit to the tax provision of $150 million as a result of the closing of certain tax return audits.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $89.3 billion, or 12.92%, of net risk-adjusted assets, and Tier 1 capital was $62.4 billion, or 9.02%, of net risk-adjusted assets at March 31, 2005, compared to $87.1 billion, or 12.59%, and $60.1 billion, or 8.69%, respectively, at December 31, 2004.

Accounting Changes and Future Application of Accounting Standards

        See Note 2 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves. These policies are further described in the Company's 2004 Annual Report on Form 10-K.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$11,503	$11,042	4
Operating expenses	5,609	5,071	11
Provisions for benefits, claims, and credit losses	1,956	2,370	(17)

Income before taxes and minority interest	3,938	3,601	9
Income taxes	1,240	1,135	9
Minority interest, net of tax	13	15	(13)

Net income	$2,685	$2,451	10

        Global Consumer reported net income of $2.685 billion in the 2005 first quarter, up $234 million or 10% from the prior-year period, driven by double-digit growth across all products, partially offset by a $109 million after-tax loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer. Retail Banking net income increased $153 million or 15% in the 2005 first quarter, primarily reflecting a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, a $72 million after-tax gain relating to the resolution of the Glendale litigation, and growth in Asia and Mexico, partially offset by a decline in EMEA due to repositioning costs. Cards net income increased $106 million or 11% in the 2005 first quarter primarily due to an improved credit environment and the impact of securitization gains in North America, growth in sales and volumes, and the benefit of foreign currency translation in International Cards. Consumer Finance net income increased $62 million or 11% in the 2005 first quarter primarily due to lower credit losses, lower expenses and higher volumes in North America, as well as improved International Consumer Finance results due to lower credit losses in Japan and growth in personal loans in Asia; this was partially offset by a deterioration in EMEA, which included repositioning and branch expansion costs.

        On July 1, 2004, Citigroup acquired Principal Residential Mortgage, Inc. (PRMI), a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of Washington Mutual Finance (WMF), which added $3.8 billion in average loans and 427 loan offices. These business acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

        Global Consumer has divested itself of several non-strategic businesses and portfolios as opportunities to exit became available. These divestitures include a $1.4 billion Manufactured Housing Loan portfolio and the CitiCapital Transportation Finance business, consisting of $4.3 billion of assets, in the 2005 first quarter; Global Consumer's share of Citigroup's 20% stake in Samba in the 2004 second quarter, and a $900 million vendor finance leasing business in Europe in the 2004 fourth quarter.

Cards

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$4,576	$4,598	—
Operating expenses	2,077	1,938	7
Provision for credit losses	910	1,228	(26)

Income before taxes and minority interest	1,589	1,432	11
Income taxes	502	451	11
Minority interest, net of tax	1	1	—

Net income	$1,086	$980	11

Average assets (in billions of dollars)	$96	$95	1
Return on assets	4.59%	4.15%

        Cards reported net income of $1.086 billion in the 2005 first quarter, up $106 million or 11% from the 2004 first quarter. North America Cards reported net income of $911 million, up $79 million or 9% over 2004, mainly reflecting lower net credit losses as a result of the improved credit environment and the impact of securitization gains, partially offset by lower net interest revenue due to increased cost of funds and higher payment rates. International Cards net income of $175 million increased $27 million or 18% over 2004, reflecting higher sales and volumes, the impact of the KorAm acquisition, the benefit of foreign currency translation and lower taxes, partially offset by the impact of repositioning costs of $13 million pretax ($9 million after-tax).

        As shown in the following table, average managed loans grew 5% from the 2004 first quarter, reflecting growth of 3% in North America and 23% in International Cards. Growth in North America is primarily the result of increased marketing efforts in the U.S. and growth in Mexico accounts. International Cards growth reflected increases in all regions and also included the benefit of the KorAm acquisition and strengthening currencies.

        Total card sales were $86.4 billion, up 9% from the 2004 first quarter. North America sales were up 6% over the prior-year quarter to $71.7 billion, reflecting higher purchase volumes. International Cards sales grew 30% over the prior-year quarter to $14.7 billion, reflecting broad-based growth led by Asia, which included the KorAm acquisition, and the benefit of strengthening currencies.

	First Quarter
In billions of dollars			% Change
	2005	2004
Sales
North America	$71.7	$67.8	6
International	14.7	11.3	30

Total Sales	86.4	79.1	9
Average managed loans
North America	143.3	139.0	3
International	17.9	14.5	23

Total average managed loans	161.2	153.5	5
Average securitized receivables	(86.5)	(75.9)	(14)
Average loans held for sale	(0.2)	—	—

Total on-balance sheet average loans	$74.5	$77.6	(4)

        Revenues, net of interest expense, of $4.576 billion in the 2005 first quarter were essentially unchanged from the prior-year quarter, reflecting a decline in North America of $119 million or 3% and an increase in International Cards of $97 million or 13%. The decline in North America was mainly due to the impact of higher cost of funds and increased payment rates resulting from the overall improved economy, partially offset by higher securitization-related gains of $258 million, higher purchase sales and increased loans in Mexico. Citicorp recognizes a gain on sale upon the securitization of credit card receivables. Prior to 2005, this gain was allocated between Other Revenue and the Provision for Credit Losses, which reflected the portion of the Allowance for Credit Losses related to the receivables sold. Commencing in 2005, the entire gain on sale upon securitization is recorded in Other Revenue.

        In the 2005 first quarter, Other Revenue includes $258 million of gains, of which $129 million corresponds to the allowance for credit losses for the receivables sold.

        Revenue growth in International Cards reflected the benefit of increased loans and sales in all regions, as well as the benefit of foreign currency translation. Leading the growth was Asia, which included the impact of the KorAm acquisition, and Latin America. Offsetting this increase were declines resulting from the repositioning of our UK Cards and Diners' Club businesses in EMEA.

        Operating expenses of $2.077 billion were $139 million or 7% higher than the prior-year quarter, reflecting the impact of the KorAm acquisition, repositioning actions, foreign currency translation, and higher purchased credit card receivable amortization in North America. Repositioning expenses were $32 million pretax, with $19 million in North America and $13 million internationally.

        The provision for credit losses was $910 million in the 2005 first quarter, compared to $1.228 billion in the prior-year quarter. The decline in the provision for credit losses was mainly in North America and reflected the impact of an improved credit environment and higher levels of securitizations.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At March 31, 2005, securitized credit card receivables were $87.7 billon, compared to $76.2 billion at March 31, 2004. There was $0.6 billion in credit card receivables held for sale at March 31, 2005, compared to zero at March 31, 2004. Securitization changes Citicorp's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citicorp. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

        A gain is recorded at the time receivables are securitized, representing the difference between the carrying value of the receivables removed from the balance sheet and the fair value of the proceeds received and interests retained. Interests retained from securitization transactions include interest-only strips, which represent the present value of estimated excess cash flows associated with securitized receivables (including estimated credit losses). Collections of these excess cash flows are recorded as commissions and fees revenue (for servicing fees) or other revenue. For loans not securitized, these excess cash flows would otherwise be reported as gross amounts of net interest revenue, commissions and fees revenue and credit losses.

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

        Including securitized receivables and receivables held for sale, managed net credit losses in the 2005 first quarter were $2.081 billion, with a related loss ratio of 5.23%, compared to $2.150 billion and 5.33% in the 2004 fourth quarter, and $2.554 billion and 6.69% in the 2004 first quarter. In North America, the 2005 first quarter net credit loss ratio of 5.50% declined from 5.59% in the 2004 fourth quarter and 6.99% in the 2004 first quarter. In International Cards, the 2005 first quarter net credit loss ratio of 3.08% declined from 3.16% in the 2004 fourth quarter and 3.85% in the 2004 first quarter. The decline in these ratios from the prior quarter and prior year was primarily due to the improved credit environment, with the international ratios slightly off set by higher ratios in the UK Cards and Diner's Club businesses.

        Loans delinquent 90 days or more on a managed basis were $2.753 billion, or 1.74% of loans, at March 31, 2005, compared to $2.944 billion or 1.78% at December 31, 2004 and $3.152 billion or 2.08% at March 31, 2004. The decline in delinquent loans from the prior quarter and prior year was primarily attributable to improved economic environments across most regions. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 29.

Consumer Finance

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$2,750	$2,688	2
Operating expenses	960	923	4
Provisions for benefits, claims, and credit losses	817	916	(11)

Income before taxes	973	849	15
Income taxes	344	282	22

Net income	$629	$567	11

Average assets (in billions of dollars)	$119	$111	7
Return on assets	2.14%	2.05%

        Consumer Finance reported net income of $629 million in the 2005 first quarter, up $62 million or 11% from the 2004 first quarter, reflecting continued growth in North America of $56 million or 13% and improvements in International Consumer Finance of $6 million or 5%. Growth in North America was driven by lower credit losses due to the improved credit environment, lower expenses, and higher revenues due to volumes, partially offset by spread compression. The improved international results reflect increases in Japan from lower credit losses and Asia from personal loan growth, partially offset by a deterioration in EMEA driven by repositioning costs, higher expenses related to branch expansion and higher credit losses in the UK.

	First Quarter
In billions of dollars			% Change
	2005	2004
Average loans
Real estate-secured loans	$62.0	$56.4	10
Personal	25.7	24.5	5
Auto	11.8	11.4	4
Sales finance and other	5.4	5.8	(7)

Total average loans	$104.9	$98.1	7

        As shown in the preceding table, average loans grew $6.8 billion or 7% compared to the 2004 first quarter, reflecting growth in North America of $5.9 billion or 8%, and in International Consumer Finance of $0.9 billion or 4%. Growth in North America resulted from an increase in all products, driven by real estate-secured and auto loans, with the growth in real-estate-secured loans mainly reflecting portfolio acquisitions. Growth in the international markets was mainly driven by an increase in real estate-secured and personal loan portfolios in EMEA and Asia, and the impact of strengthening currencies, partially offset by a continued decline in EMEA auto loans. In Japan, average loans declined 8% from the comparable 2004 period, as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs and reduced loan demand.

        As shown in the following table, the average net interest margin ratio of 9.84% in the 2005 first quarter decreased 32 basis points from 2004, reflecting spread compression in North America, where the average net interest margin was 8.23%, a decline of 46 basis points from the prior-year quarter. The decline in North America resulted from lower yields in the real estate secured, auto and personal loan businesses, which continue to reflect the shift towards higher-quality loans. The average net interest margin for International Consumer Finance was 15.70% in the 2005 first quarter, increasing 35 basis points from the prior-year quarter, primarily driven by higher yields in Japan and Asia. The increase in Japan was primarily driven by a change in recording adjustments and refunds of interest in Japan. Prior to the 2004 second quarter, a portion of adjustments and refunds of interest charged to customer accounts were treated as reductions in net interest margin. For all subsequent periods, such adjustments and refunds of interest were accounted for in net credit losses. If all adjustments and refunds of interest were accounted for in net credit losses, the average net interest margin ratio for International Consumer Finance in the 2004 first quarter would have been 15.93%.

	First Quarter
	2005	2004	Change
Average Net Interest Margin Ratio
North America	8.23%	8.69%	(46	) bps
International	15.70%	15.35%	35	bps
Total	9.84%	10.16%	(32	) bps

        Revenues, net of interest expense, of $2.750 billion in the 2005 first quarter, increased $62 million or 2% from the 2004 first quarter. Revenues, net of interest expense, in North America increased $10 million or 1% from 2004, due to growth in receivables, and capital gains related to repositioning of assets in the insurance investment portfolio, partially offset by the impact of the lower yields. Revenue in International Consumer Finance increased $52 million or 6% from the 2004 first quarter, mainly due to growth in Asia, EMEA, and Latin America, as well as the impact of foreign currency translation. Japan declined excluding the impact of foreign currency translation due to lower volumes.

        Operating expenses of $960 million in the 2005 first quarter increased $37 million or 4% from the prior-year period due to higher Consumer Finance International expenses of $77 million or 23%, offset by lower expenses in North America of $40 million or 7%. The increase in International was primarily due to repositioning costs in EMEA of $38 million, the impact of foreign currency translation, investment spending associated with branch expansions in Asia, EMEA and Latin America, partially offset by expense savings from branch closings and headcount reductions in Japan. The decline in North America resulted from efficiencies gained from the WMF integration and reductions in legal, and credit and collection costs.

        The provisions for benefits, claims, and credit losses were $817 million in the 2005 first quarter, down from $910 million in the 2004 fourth quarter, and $916 million in the 2004 first quarter, primarily reflecting lower net credit losses due to improved credit conditions, a $17 million credit reserve release and the shift to better credit quality portfolios in the U.S., and lower credit losses in Japan due to lower bankruptcy losses. Net credit losses and the related loss ratio were $797 million and 3.08% in the 2005 first quarter, compared to $872 million and 3.33% in the 2004 fourth quarter, and $870 million and 3.57% in the 2004 first quarter. In North America, the 2005 first quarter net credit loss ratio of 2.40% was down from 2.61% in the 2004 fourth quarter and 2.79% in the 2004 first quarter, primarily reflecting improvements in the auto and real-estate secured loans, reflecting better overall credit conditions in the market and the shift to better credit quality portfolios. The net credit loss ratio for International Consumer Finance was 5.59% in the 2005 first quarter, down from 5.92% in the 2004 fourth quarter and 6.31% in the 2004 first quarter. The decrease was driven by lower bankruptcy losses in Japan, and was offset by higher loss rates in all other regions, but primarily EMEA. Adjusting the 2004 first quarter net credit loss ratio for the change in treatment of adjustments and refunds of interest in Japan, as discussed above, would have resulted in an International Consumer Finance net credit loss ratio of 6.89%.

        Loans delinquent 90 days or more were $1.875 billion or 1.80% of loans at March 31, 2005, compared to $2.014 billion or 1.90% at December 31, 2004 and $2.127 billion or 2.15% at March 31, 2004. The decrease in the delinquency ratio versus the prior quarter and prior year was mainly due to improvements in North America and Japan, and was partially offset by increases in EMEA.

Retail Banking

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$4,396	$3,772	17
Operating expenses	2,494	2,098	19
Provisions for benefits, claims, and credit losses	229	226	1

Income before taxes and minority interest	1,673	1,448	16
Income taxes	510	436	17
Minority interest, net of tax	12	14	(14)

Net income	$1,151	$998	15

Average assets (in billions of dollars)	$284	$232	22
Return on assets	1.64%	1.73%

        Retail Banking reported net income of $1.151 billion in the 2005 first quarter, up $153 million or 15% from the 2004 first quarter. The increase in Retail Banking was driven by growth in North America Retail Banking of $169 million or 27%, primarily due to a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, a $72 million after-tax gain relating to the resolution of the Glendale litigation, and growth in Mexico. International Retail Banking net income declined $16 million or 4% driven by declines in EMEA of $39 million or 30%, partially offset by improvements in Asia of $30 million or 18%. The decline in EMEA primarily resulted from higher expenses due to repositioning costs of $36 million after-tax ($58 million pretax), continued investment spending, and higher credit losses, partially offset by revenue growth. The increase in Asia primarily resulted from the KorAm acquisition and broad-based revenue growth, partially offset by continued investment spending.

	First Quarter
In billions of dollars			% Change
	2005	2004
Average customer deposits
North America	$120.6	$112.2	7
Bank Deposit Program balances(1)	42.3	41.8	1

Total North America	162.9	154.0	6
International	112.6	96.3	17

Total average customer deposits	$275.5	$250.3	10

Average loans
North America	$150.1	$121.9	23
North America—Liquidating	2.4	6.3	(62)

Total North America	152.5	128.2	19
International	54.6	38.2	43

Total average loans	$207.1	$166.4	24

(1)
The Bank Deposit Program balances are generated from Citigroup's Smith Barney channel and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew 2005 first quarter average customer deposits and average loans by 10% and 24%, respectively, from the prior-year period. Average customer deposit growth in North America of 6% primarily reflected increases in higher-margin demand balances in Retail Distribution, the Commercial Business and Mexico, in money market deposits in Retail Distribution, and in Prime Home Finance mortgage escrow deposits due to the PRMI acquisition, partially offset by declines in Retail Distribution time deposits. Average loan growth in North America of 19% reflected increases in Prime Home Finance, Student Loans, Retail Distribution and Mexico, partially offset by a decline in the Commercial Business primarily due to the 2005 first quarter sale of the CitiCapital Transportation Finance business. In the international markets, average customer deposits grew 17% from the prior year, driven by growth in Asia, EMEA and Latin America, which included the benefits of the KorAm acquisition and foreign currency translation. International Retail Banking average loans grew 43%, primarily reflecting the KorAm acquisition, the impact of foreign currency translation and growth in mortgages and personal loans.

        As shown in the following table, revenues, net of interest expense, of $4.396 billion in the 2005 first quarter increased $624 million or 17% from the 2004 period. Revenues in North America of $2.756 billion increased $389 million or 16% in the 2005 first quarter primarily driven by the sale of the CitiCapital Transportation Finance Business, the resolution of the Glendale litigation, loan and deposit growth, and higher net interest margin in Prime Home Finance, partially offset by lower treasury revenues. Retail Distribution revenues grew $101 million or 13% primarily due to the resolution of the Glendale litigation of $110 million ($72 million after-tax) and the impact of higher loan and deposit volumes, partially offset by lower treasury earnings and fee revenues. The Commercial Business revenues grew $204 million or 43% mainly due to the gain on the sale of the CitiCapital Transportation Finance Business of $161 million ($111 million after-tax) and the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense, partially offset by lower revenues from the absence of the sold transportation business and lower treasury earnings. The reclassification of operating leases, which began in the 2004 second quarter, increased both revenues and expenses by $123 million in the 2005 first quarter. Prime Home Finance revenues grew $50 million or 11% due to higher net interest margin in the home equity and mortgage businesses, as well as the benefit of the PRMI acquisition, partially offset by lower net servicing and securitization revenues. Student loan revenues declined $17 million or 11% primarily due to lower net interest margin and the absence of a 2004 first quarter securitization gain. Mexico revenues increased $51 million or 9% driven by higher loan, deposit and investment volumes, partially offset by lower treasury earnings, which included the impact of higher capital funding costs. International Retail Banking revenues increased $235 million or 17% in the 2005 first quarter, reflecting improvements in Asia, EMEA and Latin America, and included the impact of strengthening currencies and the addition of KorAm, partially offset by a slight decline in Japan. Excluding the impact of foreign currency translation and KorAm, growth in Asia, EMEA and Latin America was driven by higher deposit and branch lending revenues. The decline in Japan was driven primarily by declines in investment product fees and deposit revenues.

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense
Retail Distribution	$852	$751	13
Commercial Business	678	474	43
Prime Home Finance	492	442	11
Student Loans	132	149	(11)
Mexico	602	551	9

North America	2,756	2,367	16

EMEA	766	685	12
Japan	121	125	(3)
Asia	610	467	31
Latin America	143	128	12

International	1,640	1,405	17

Total revenues, net of interest expense	$4,396	3,772	17

        Operating expenses in the 2005 first quarter increased $396 million or 19% from the comparable 2004 period. In North America, operating expense growth of $151 million or 11% was mainly driven by the impact of the operating lease reclassification in the Commercial Business of $123 million, repositioning costs of $10 million pretax ($6 million after-tax), higher investment spending and volume-related costs in Retail Distribution, and the impact of the PRMI acquisition. International Retail Banking operating expenses increased $245 million or 33%, mainly reflecting repositioning costs in EMEA of $58 million pretax ($36 million after-tax) and Latin America of $12 million pretax ($8 million after-tax), the impact of foreign currency translation, the addition of KorAm in Asia, and increased investment spending primarily related to branch expansion in Asia, EMEA and Latin America.

        The provisions for benefits, claims and credit losses were $229 million in the 2005 first quarter, up from $226 million in the prior-year period, reflecting higher net credit losses in EMEA, primarily Germany; the absence of a prior-year recovery in Mexico; and the impact of the KorAm acquisition, partially offset by lower credit losses in the Commercial Business due to the improved credit quality of the portfolio. Net credit losses (excluding the Commercial Business) were $192 million and the related loss ratio was 0.46% in the 2005 first quarter, compared to $186 million and 0.46% in the 2004 fourth quarter and $155 million and 0.49% in the prior-year first quarter. The decrease in the net credit loss ratio (excluding the Commercial Business) from the prior-year first quarter was mainly due to the improved credit environment, partially offset by the absence of a prior-year recovery in Mexico. Commercial Business net credit losses were $26 million and the related loss ratio was 0.28% in the 2005 first quarter, compared to $90 million and 0.89% in the 2004 fourth quarter and $50 million and 0.51% in the prior-year first quarter. The improvement in the Commercial Business net credit losses from the prior-year first quarter reflects the improved credit environment, partially offset by higher losses in Asia.

        Loans delinquent 90 days or more (excluding the Commercial Business) were $3.992 billion or 2.30% of loans at March 31, 2005, compared to $4.094 billion or 2.47% at December 31, 2004, and $3.698 billion or 2.86% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to Prime Home Finance, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, the impact of foreign currency translation, increases in Student Loans and the addition of KorAm, partially offset by declines in EMEA, primarily Germany, and Latin America.

        Cash-basis loans in the Commercial Business were $520 million or 1.45% of loans at March 31, 2005, compared to $735 million or 1.78% at December 31, 2004 and $1.213 billion or 3.11% a year ago. The decrease in cash-basis loans from the prior year was mainly due to declines in North America (excluding Mexico), where the business continued to work through the liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance Business in the 2005 first quarter, and declines in Mexico and EMEA.

        Average assets of $284 billion in the 2005 first quarter increased $52 billion or 22% from the comparable 2004 period. The increase primarily reflected growth in average loans in Prime Home Finance, the impact of the KorAm and PRMI acquisitions, and the impact of foreign currency translation, partially offset by reductions in the Commercial Business due to continued liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance business.

Other Consumer

	First Quarter
In millions of dollars	2005	2004
Revenues, net of interest expense	$(219)	$(16)
Operating expenses	78	112

Income before tax benefits	(297)	(128)
Income tax benefits	(116)	(34)

Net loss	$(181)	$(94)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported a loss of $181 million in the 2005 first quarter, compared to a loss of $94 million in the prior-year quarter. The decline in income from the prior-year period reflects the 2005 first quarter loss on the sale of a Manufactured Housing Loan portfolio of $109 million after-tax. Excluding this item, the reduction in losses in the 2005 first quarter was primarily due to the absence of prior-year provisions for litigation reserves, partially offset by higher global marketing and staff-related costs, and lower treasury results, including the impact of higher capital funding costs.

        Revenues, expenses, and the provision for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer products.

CORPORATE AND INVESTMENT BANKING

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$2,984	$2,992	—
Operating expenses	1,540	1,392	11
Provision for credit losses	(56)	(60)	7

Income before taxes and minority interest	1,500	1,660	(10)
Income taxes	449	492	(9)
Minority interest, net of tax	7	11	(36)

Net income	$1,044	$1,157	(10)

        Corporate and Investment Banking reported net income of $1.044 billion in the 2005 first quarter, down $113 million or 10% from the 2004 first quarter. The 2005 period reflects a decrease of $124 million or 13% in Capital Markets and Banking, partially offset by an increase of $11 million or 5% in Transaction Services.

        Capital Markets and Banking net income of $799 million in the 2005 first quarter decreased $124 million or 13% compared to the 2004 first quarter, primarily due to lower revenues from Fixed Income Markets and Equity Markets.

        Transaction Services net income of $245 million in the 2005 first quarter increased $11 million or 5% from the 2004 first quarter, primarily due to higher revenue reflecting increased liability balances held on behalf of customers and growth in assets under custody, partially offset by higher expenses and increased credit costs.

        The businesses of CIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance.

Capital Markets and Banking

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$1,850	$2,053	(10)
Operating expenses	739	734	1
Provision for credit losses	(43)	(26)	(65)

Income before taxes and minority interest	1,154	1,345	(14)
Income taxes	349	412	(15)
Minority interest, net of tax	6	10	(40)

Net income	$799	$923	(13)

        Capital Markets and Banking net income of $799 million in the 2005 first quarter was down $124 million or 13% from the 2004 first quarter primarily due to lower revenues.

        Revenues, net of interest expense, of $1.850 billion in the 2005 first quarter decreased $203 million or 10% from the 2004 first quarter. The revenue decrease in the 2005 first quarter was driven by decreases in Fixed Income Markets and Equity Markets.

        Operating expenses of $739 million in the 2005 first quarter increased $5 million or 1% from the 2004 first quarter primarily due to higher compensation and benefits expense (primarily reflecting repositioning costs), increased investment spending on strategic growth initiatives, and the impact of acquisitions of Knight, Lava Trading and KorAm.

        Net credit recoveries in the provision for credit losses of $43 million in the 2005 first quarter, was down $17 million from the 2004 first quarter, primarily reflecting the continuing positive credit environment, partially offset by the absence of loan loss reserve releases recorded in the 2004 first quarter.

        Cash-basis loans were $1.655 billion at March 31, 2005, compared to $1.794 billion at December 31, 2004, and $2.806 billion at March 31, 2004. Cash-basis loans net of write-offs decreased $1.151 billion from March 31, 2004, primarily due to charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, North America, Mexico, and Australia, partially offset by increases in Korea reflecting the acquisition of KorAm. Cash-basis loans decreased $139 million from December 31, 2004, primarily due to asset sales and paydowns in Argentina and Brazil.

Transaction Services

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$1,134	$939	21
Operating expenses	801	658	22
Provision for credit losses	(13)	(34)	62

Income before taxes and minority interest	346	315	10
Income taxes	100	80	25
Minority interest, net of tax	1	1	—

Net income	$245	$234	5

        Transaction Services reported net income of $245 million in the 2005 first quarter, up $11 million or 5% from the prior year, primarily due to revenue reflecting growth in liability balances, assets under custody and fees, improved spreads in Cash Management, a benefit from foreign currency translation, and the impact of the KorAm acquisition, partially offset by higher expenses, which included $31 million pretax of repositioning costs.

        As shown in the following table, average liability balances of $139 billion grew 25% compared to the 2004 first quarter, primarily due to increases in Asia and Europe reflecting positive flow and the impact of the KorAm acquisition. Assets under custody reached $8 trillion, an increase of $1.4 trillion or 21% compared to 2004, primarily reflecting increased customer volumes, market appreciation and a benefit from foreign currency translation.

	Three Months Ended March 31,	Three Months Ended March 31,
			% Change
	2005	2004
Liability balances (average in billions)	$139	$111	25
Assets under custody (EOP in trillions)	8.0	6.6	21

        Revenues, net of interest expense, increased $195 million or 21% to $1.134 billion in the 2005 first quarter, reflecting growth in all business units. Revenue in Cash Management increased $136 million or 26% from the prior year, mainly due to growth in liability balances, improved spreads, the impact of the KorAm acquisition, a benefit from foreign currency translation and increased fees. Revenue in Securities Services increased $56 million or 20% from the prior year, primarily reflecting higher assets under custody and fees, and the impact of acquisitions, including ABN Amro's client custody business, which closed this quarter. Trade revenue increased $3 million or 2% from the prior year, primarily due to higher trade assets, offset by lower spreads.

        Operating expenses increased $143 million or 22% in the first quarter of 2005 to $801 million, including $31 million of repositioning costs. Excluding the repositioning costs, operating expenses increased 17% versus the prior year, primarily due to the impact of foreign currency translation and higher business volumes, including the effect of acquisitions, as well as increased compensation and benefits costs.

        Net credit recoveries in the provision for credit losses of $13 million in the first quarter of 2005 increased by $21 million, primarily due to general loan loss reserve releases of $22 million in the first quarter of 2004, improving credit quality and current period net credit recoveries in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $77 million, $112 million, and $102 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Cash-basis loans decreased $25 million from March 31, 2004, primarily due to reductions in cash-basis loans in Argentina and Brazil. The decrease in cash-basis loans of $35 million from December 31, 2004 was primarily due to charge-offs in Poland, India, Argentina and Mexico.

GLOBAL WEALTH MANAGEMENT

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$504	$573	(12)
Operating expenses	339	339	—
Provision for credit losses	(16)	4	NM

Income before taxes	181	230	(21)
Income taxes	59	71	(17)

Net income	$122	$159	(23)

Client business volumes under management (in billions of dollars)	$221	$202	9

NM
Not meaningful

        Private Bank reported net income of $122 million in the 2005 first quarter, a decrease of $37 million or 23% from the 2004 first quarter, primarily driven by a $34 million decline resulting from the continued wind-down of the business in Japan. Excluding Japan, net income decreased $3 million or 2% from the 2004 first quarter, as lower transactional revenues were largely offset by improved credit and growth in recurring fee-based and net interest revenues.

	First Quarter
			% Change
In billions of dollars at year end	2005	2004
Client Business Volumes:
Proprietary Managed Assets	$43	$36	19
Other Assets under Fee-Based Management	9	8	13
Banking and Fiduciary Deposits	46	45	2
Investment Finance	42	38	11
Other, principally Custody Accounts	81	75	8

Total	$221	$202	9

        Client business volumes were $221 billion at the end of the 2005 first quarter, up $19 billion or 9% from $202 billion at the end of the 2004 first quarter. Growth in client business volumes was led by an increase in proprietary managed assets of $7 billion or 19%, mainly driven by the impact of positive net flows in the U.S. Custody assets grew $6 billion or 8%, with growth in all regions except Japan. Investment finance volumes, which include loans, letters of credit and commitments, increased $4 billion or 11%, primarily reflecting growth in real-estate and tailored lending in the U.S. Banking and Fiduciary Deposits grew $1 billion or 2% including a $2 billion or 42% decline in Japan. Excluding Japan, banking and fiduciary deposits grew $3 billion or 9%, mainly in EMEA and the U.S.

        Revenues, net of interest expense, were $504 million in the 2005 first quarter, down $69 million or 12% from the prior-year quarter, with revenues in Japan down $61 million or 73%. Excluding Japan, revenues were down $8 million or 2%, as declines in Asia and EMEA were partially offset by growth in North America. Revenues declined $12 million or 9% in Asia and $9 million or 11% in EMEA, primarily reflecting lower client transactional activity that was partially offset by growth in banking-related revenue. In North America, revenues increased $13 million or 6%, mainly driven by strong growth in banking and lending volumes in the U.S., partially offset by net interest margin compression, resulting from increased interest rates, as well as a decline in transactional revenue in Mexico.

        Operating expenses of $339 million in the 2005 first quarter were unchanged from the prior year, due to lower incentive and variable compensation, in line with lower transactional revenue, which was partially offset by repositioning costs of $7 million associated with limited staff reductions.

        Net recoveries in the provision for credit losses were $16 million in the 2005 first quarter, compared to a provision for credit losses of $4 million in the 2004 first quarter. The improvement in the provision in the 2005 first quarter reflects a reduction in the allowance for loan losses combined with net recoveries in Asia and EMEA. Loans 90 days or more past due as of March 31, 2005, were $125 million or 0.32% of total loans outstanding.

ASSET MANAGEMENT

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$108	$150	(28)
Operating expenses	99	98	1

Income before taxes and minority interest	9	52	(83)
Income taxes (benefits)	(5)	12	NM
Minority interest, net of tax	—	6	NM

Net income	$14	$34	(59)

Assets under management (in billions of dollars)(1)	$131	$126	4

(1)
Includes approximately $34 billion in both 2005 and 2004 for Global Wealth Management clients.

NM
Not Meaningful

        Asset Management reported net income of $14 million in the 2005 first quarter, down $20 million or 59% compared to the 2004 first quarter, primarily reflecting a change in the profit sharing arrangement for CAI Institutional earnings, higher capital funding costs and lower business volumes in Mexico. Beginning in 2005, the pretax profits of CAI, which were previously recorded in the respective Citicorp distributor's income statement as a component of revenues (including $10 million pretax in Asset Management in the first quarter of 2004), are now reflected in Alternative Investments (see page 23).

        Assets under management for the 2005 first quarter were $131 billion, an increase of $5 billion or 4% from the 2004 first quarter.

        Revenues, net of interest expense, decreased $42 million or 28% from the prior-year period to $108 million in the 2005 first quarter, primarily due to the impact of a decrease in certain assets consolidated under FIN 46-R. The assets consolidated under FIN 46-R (which are denominated in euro) generated $10 million of gains (offset in minority interest) due to foreign currency translation in the prior-year first quarter. The decrease in revenue also reflects the absence of profit sharing revenues from CAI Institutional, higher capital funding costs and lower business volumes in Mexico.

        Operating expenses of $99 million in the 2005 first quarter were up $1 million or 1% from the 2004 first quarter.

        Minority interest, after-tax, of $6 million in the 2004 first quarter represents the impact of consolidating certain assets under FIN 46-R.

ALTERNATIVE INVESTMENTS

	First Quarter
In millions of dollars
	2005	2004
Revenues, net of interest expense	$784	$132
Operating expenses	69	56

Income before taxes and minority interest	715	76
Income taxes	252	26
Minority interest, net of tax	132	36

Net Income	$331	$14

        Alternative Investments reported revenues, net of interest expense, of $784 million in the 2005 first quarter, an increase of $652 million over the 2004 first quarter. Revenues, net of interest expense, consisted of the following:

	First Quarter
In millions of dollars
	2005	2004
Proprietary Investment Activities:
Net realized gains (losses)(1)	$37	$37
Net unrealized gains (losses):
Publicly-traded investments	(40)	(114)
Private equity and other investments(2)	677	128
Fees, dividends and interest	68	29
Other(3)	28	40

Proprietary Investment Activities revenues	770	120
Client Revenues(4)	14	12

Revenues, net of interest expense	$784	$132

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments and "other than temporary" impairments on private equity investments.

(3)
Includes other investment income, management fees, and funding costs.

(4)
Includes fee income. Prior to 2005, revenue was reported net of profit sharing (profit sharing was reflected in the internal Citicorp distributor's revenues).

Proprietary Investment Activities revenues

        The proprietary investment portfolio of Alternative Investments consists of private equity, single- and multi-manager hedge funds and real estate. Private equity, which constitutes the majority of proprietary investments, on both a direct and indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including investments in companies located in developing economies. Such investments include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which invests in companies privatized by the government of Brazil in the mid-1990s.

        Private equity investments held in investment company subsidiaries and CVC/Brazil are carried at fair value with net unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value. Other investment activities are primarily carried at fair value, with net unrealized gains and losses recorded in income.

        Total proprietary revenues, net of interest expense, of $770 million in the 2005 first quarter increased $650 million over the first quarter of 2004. The growth in proprietary revenues was driven by higher net unrealized gains on private equity investments of $549 million, lower net unrealized losses on publicly-traded investments of $74 million, higher fees, dividends and interest of $39 million, partially offset by lower other proprietary revenues of $12 million. The higher net unrealized gains on private equity investments were primarily attributable to investment activity in Europe. European results reflect improved performance in many of the underlying investments and an improving private equity market. The net unrealized losses on publicly-traded investments were primarily due to lower net mark-to-market losses on an investment in an Indian software company. The increase in fees, dividends and interest revenues was primarily due to a dividend received from an underlying investment and higher dividend and interest income from European investments. The higher net realized gains were driven by sales of certain portfolio investments. The decline in other revenues was the result of lower management fees and higher funding costs.

        Proprietary capital under management of $7.2 billion as of March 31, 2005 increased $1.7 billion from March 31, 2004 due to valuation and other increases in private equity and hedge fund investments.

Client revenues

        CAI has a growing client portfolio comprised of single- and multi-manager hedge funds, real estate, private equity, and a variety of leveraged fixed income products (credit structures). Clients include both institutions and high-net-worth individuals. Products are distributed directly to investors and through Citicorp's Asset Management and Private Bank businesses. Prior to 2005, the pretax profits of CAI were recorded in the respective Citicorp distributor's income statement as a component of revenues.

        Total client revenues, net of interest expense, of $14 million in the 2005 first quarter increased $2 million or 17% over the first quarter of 2004. CAI managed $11.4 billion in unlevered client capital as of March 31, 2005, an increase of $1.3 billion from March 31, 2004.

        Operating expenses of $69 million in the first quarter 2005 increased $13 million from the first quarter of 2004 primarily due to higher employee-related expenses and an increase in the operating expenses from hedge funds and real estate.

        Minority interest, net of tax, of $132 million in the first quarter 2005, increased $96 million from the first quarter of 2004, primarily due to the increase in net unrealized gains related to consolidated legal entities.

CORPORATE/OTHER

	First Quarter
In millions of dollars
	2005	2004
Revenues, net of interest expense	$222	$550
Operating expenses	205	281
Provisions for benefits, claims, and credit losses	60	52

Income (loss) before taxes and minority interest	(43)	217
Income taxes	7	94
Minority interest, net of tax	7	5

Net income (loss)	$(57)	$118

        Corporate/Other reported a net loss of $57 million in the 2005 first quarter, a decrease of $175 million from the 2004 first quarter. The decrease was primarily due to the absence of the gain on the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter.

        Revenues, net of interest expense, of $222 million in the 2005 first quarter decreased $328 million from the 2004 first quarter, primarily driven by the absence of the EFS gain in the prior year.

        Operating expenses of $205 million in the 2005 first quarter decreased $76 million from the 2004 first quarter primarily due to lower unallocated corporate costs.

        Income taxes of $7 million in the 2005 first quarter decreased $87 million from the 2004 first quarter primarily due to lower income before taxes, partially offset by higher unallocated taxes held at the Corporate level.

        The international insurance and Argentine pension businesses that are included in the Sale of the Life Insurance & Annuities business are reflected within the Corporate/Other segment.

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

        The Citigroup Senior Risk Officer is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for managing, evaluating, and compensating the senior independent risk managers at the business level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are reviewed regularly with the independent business-level risk managers, the Citigroup senior business managers, and as appropriate, the Citigroup Board of Directors.

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

CREDIT RISK MANAGEMENT PROCESS

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk costs arise in many of the Company's business activities including lending activities, derivatives activities, securities transactions, settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citicorp relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Credit losses on derivatives and trading activities are recorded in Principal transactions on the Consolidated Statement of Income. Credit losses in the Company's loan portfolio are recorded as a reduction to the Allowance for credit losses on the Consolidated Balance Sheet. The following table presents the details of credit losses from the Company's loan portfolio.

Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2005	4th Qtr. 2004	3rd Qtr. 2004	2nd Qtr. 2004	1st Qtr. 2004
Allowance for credit losses at beginning of period	$11,269	$12,034	$12,715	$12,506	$12,643

Provision for credit losses
Consumer	1,869	1,549	1,431	1,935	2,290
Corporate	(56)	(163)	(403)	(345)	(60)

	1,813	1,386	1,028	1,590	2,230

Gross credit losses:
Consumer
In U.S. offices	1,539	1,674	1,542	1,769	1,952
In offices outside the U.S.	840	859	848	803	794
Corporate
In U.S. offices	23	7	27	9	18
In offices outside the U.S.	49	87	157	79	248

	2,451	2,627	2,574	2,660	3,012

Credit recoveries:
Consumer
In U.S. offices	261	261	283	260	275
In offices outside the U.S.	193	190	172	165	164
Corporate
In U.S. offices	13	32	28	10	35
In offices outside the U.S.	82	67	178	98	53

	549	550	661	533	527

Net credit losses
In U.S. offices	1,288	1,388	1,258	1,508	1,660
In offices outside the U.S.	614	689	655	619	825

	1,902	2,077	1,913	2,127	2,485

Other—net(1) (2)	(309)	(74)	204	746	118

Allowance for credit losses at end of period	$10,871	$11,269	$12,034	$12,715	$12,506

Allowance for unfunded lending commitments(3)	600	600	600	600	600

Total allowance for loans, leases, and unfunded lending commitments	$11,471	$11,869	$12,634	$13,315	$13,106

Net consumer credit losses	$1,925	$2,082	$1,935	$2,147	$2,307
As a percentage of average consumer loans	1.83%	1.97%	1.93%	2.22%	2.45%

Net corporate credit losses	$(23)	$(5)	$(22)	$(20)	$178
As a percentage of average corporate loans	NM	NM	NM	NM	0.73%

(1)
The 2005 first quarter includes reductions to the allowance for credit losses of $129 million related to credit cards securitizations and $90 million from the sale of CitiCapital's Transportation Finance business.

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

NM
Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$8	$7	$15	$59	$71
Other	1,724	1,899	2,181	2,555	2,837

Total(2)	$1,732	$1,906	$2,196	$2,614	$2,908

Corporate cash-basis loans
In U.S. offices	$238	$254	$330	$498	$513
In offices outside the U.S.	1,494	1,652	1,866	2,116	2,395

Total(2)	$1,732	$1,906	$2,196	$2,614	$2,908

Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$21	$63	$69	$81	$91
In offices outside the U.S.	15	20	26	30	33

Total	$36	$83	$95	$111	$124

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,107	$2,485	$2,622	$2,712	$2,877
In offices outside the U.S.	2,890	2,978	2,830	2,860	3,029

Total	$4,997	$5,463	$5,452	$5,572	$5,906

Accruing loans 90 or more days delinquent(3)
In U.S. offices	$2,962	$3,153	$3,298	$2,770	$2,983
In offices outside the U.S.	390	401	358	503	545

Total	$3,352	$3,554	$3,656	$3,273	$3,528

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
Includes $209 million, $248 million, $313 million, and $227 million at March 31, 2005, December 31, 2004, September 30, 2004 and June 30, 2004, respectively, of corporate cash-basis loans related to the acquisition of KorAm. The $39 million decrease from the prior quarter reflects the Company's ongoing review of KorAm's loan portfolio.

(3)
Substantially all consumer loans, of which $1,829 million, $1,867 million, $1,874 million, $1,459 million, and $1,522 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, and March 31, 2004, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Other real estate owned(1)
Consumer	$286	$320	$373	$369	$396
Corporate	34	33	26	26	41

Total other real estate owned	$320	$353	$399	$395	$437

Other repossessed assets(2)	$74	$93	$100	$97	$123

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Business loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held for sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the Cards business considers both on-balance sheet and securitized balances (together, their managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 12 and Note 9 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Mar. 31, 2005	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004	1st Qtr. 2005	1st Qtr. 2005	4th Qtr. 2004	1st Qr. 2004
Cards	$158.3	$2,753	$2,944	$3,152	$161.2	$2,081	$2,150	$2,554
Ratio		1.74%	1.78%	2.08%		5.23%	5.33%	6.69%
North America	140.5	2,479	2,667	2,891	143.3	1,945	2,015	2,414
Ratio		1.76%	1.80%	2.10%		5.50%	5.59%	6.99%
International	17.8	274	277	261	17.9	136	135	140
Ratio		1.54%	1.55%	1.80%		3.08%	3.16%	3.85%
Consumer Finance	104.3	1,875	2,014	2,127	104.9	797	872	870
Ratio		1.80%	1.90%	2.15%		3.08%	3.33%	3.57%
North America	82.0	1,399	1,525	1,589	82.2	486	534	529
Ratio		1.71%	1.84%	2.06%		2.40%	2.61%	2.79%
International	22.3	476	489	538	22.7	311	338	341
Ratio		2.13%	2.13%	2.47%		5.59%	5.92%	6.31%
Retail Banking	173.2	3,992	4,094	3,698	169.0	192	186	155
Ratio		2.30%	2.47%	2.86%		0.46%	0.46%	0.49%
North America	123.3	2,469	2,515	2,163	119.1	43	36	26
Ratio		2.00%	2.18%	2.30%		0.15%	0.13%	0.11%
International	49.9	1,523	1,579	1,535	49.9	149	150	129
Ratio		3.05%	3.15%	4.35%		1.20%	1.21%	1.48%
Private Bank(2)	39.0	125	127	155	38.7	(5)	(1)	4
Ratio		0.32%	0.33%	0.43%		(0.05)%	(0.01)%	0.04%
Other Consumer	1.6	—	—	—	1.4	—	(1)	(1)

Managed loans (excluding Commercial Business)(3)	$476.4	$8,745	$9,179	$9,132	$475.2	$3,065	$3,206	$3,582
Ratio		1.84%	1.92%	2.19%		2.62%	2.73%	3.47%

Securitized receivables (all in North America Cards)	(87.7)	(1,296)	(1,296)	(1,399)	(86.5)	(1,162)	(1,174)	(1,325)
Credit card receivables held for sale(4)	(0.6)	(10)	(32)	—	(0.2)	(4)	(40)	—

On-balance sheet loans (excluding Commercial Business)	$388.1	$7,439	$7,851	$7,733	$388.5	$1,899	$1,992	$2,257
Ratio		1.92%	2.02%	2.27%		1.98%	2.09%	2.68%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Business Groups(5)	$35.8	$520	$735	$1,213	$38.1	$26	$90	$50
Ratio		1.45%	1.78%	3.11%		0.28%	0.89%	0.51%

Total Consumer Loans(6)	$423.9				$426.6	$1,925	$2,082	$2,307

Regional View:
North America (excluding Mexico)	$361.2	$5,957	$6,327	$6,316	$359.3	$2,428	$2,546	$2,959
Ratio		1.65%	1.75%	1.96%		2.74%	2.88%	3.72%
Mexico	9.3	436	433	395	9.1	47	37	14
Ratio		4.70%	4.93%	5.43%		2.07%	1.69%	0.77%
EMEA	38.5	1,732	1,781	1,722	38.5	227	230	207
Ratio		4.50%	4.53%	5.08%		2.39%	2.40%	2.46%
Japan	14.8	276	308	382	15.6	257	297	305
Ratio		1.86%	1.91%	2.14%		6.68%	7.15%	7.07%
Asia (excluding Japan)	49.3	316	299	281	49.5	101	95	91
Ratio		0.64%	0.61%	0.83%		0.82%	0.79%	1.09%
Latin America	3.3	28	31	36	3.2	5	1	6
Ratio		0.85%	0.93%	1.27%		0.59%	0.18%	0.76%

Managed loans (excluding Commercial Business)(3)	$476.4	$8,745	$9,179	$9,132	$475.2	$3,065	$3,206	$3,582
Ratio		1.84%	1.92%	2.19%		2.62%	2.73%	3.47%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported in the Global Wealth Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 28.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Includes CitiCapital collateral-dependent loans.

(6)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2005, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004
Total managed(1) (Including Commercial Business)	$512.2	$518.5	$456.0	$513.3	$506.9	$454.2
Securitized receivables (all in North America Cards)	(87.7)	(85.3)	(76.2)	(86.5)	(83.7)	(75.9)
Credit card receivables held for sale(2)	(0.6)	(2.5)	—	(0.2)	(2.9)	—

On-balance sheet(3) (Including Commercial Business)	$423.9	$430.7	$379.8	$426.6	$420.3	$378.3

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 28.

(2)
Included within Other Assets on the Consolidated Balance Sheet.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2005, the fourth quarter of 2004, and first quarter of 2004, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding the Commercial Business) in the managed portfolio were $8.745 billion or 1.84% of loans at March 31, 2005, compared to $9.179 billion or 1.92% at December 31, 2004 and $9.132 billion or 2.19% at March 31, 2004. Total cash-basis loans in the Commercial Business were $520 million or 1.45% of loans at March 31, 2005, compared to $735 million or 1.78% at December 31, 2004 and $1.213 billion or 3.11% at March 31, 2004. Total managed net credit losses (excluding the Commercial Business) in the 2005 first quarter were $3.065 billion and the related loss ratio was 2.62%, compared to $3.206 billion and 2.73% in the 2004 fourth quarter and $3.582 billion and 3.47% in the 2004 first quarter. In the Commercial Business, total net credit losses were $26 million and the related loss ratio was 0.28% in the 2005 first quarter, compared to $90 million and 0.89% in the 2004 fourth quarter and $50 million and 0.51% in the 2004 first quarter. For a discussion of trends by business, see business discussions on pages 12 to 18 and page 21.

        Citicorp's total allowance for loans, leases and unfunded lending commitments of $11.471 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the consumer portfolio was $8.037 billion at March 31, 2005, $8.379 billion at December 31, 2004 and $9.218 billion at March 31, 2004. The decrease in the allowance for credit losses from March 31, 2004 of $1.181 billion was primarily due to the impact of reserve releases which occurred subsequent to March 31, 2004 of $1.181 billion related to continued improved credit conditions in North America, Latin America, Asia and Japan, and reductions related to securitizations in the Cards business and the sale of CitiCapital's Transportation Finance Business and purchase accounting adjustments related to the Sears acquisition. Offsetting this decrease in the allowance for credit losses was the addition of $274 million from the KorAm acquisition, the impact of reserve builds of $78 million, primarily related to Germany, the impact of foreign currency translation, and the 2004 second quarter reclassification of certain valuation reserves related to capital leases into the allowance for credit losses.

        On-balance sheet consumer loans of $423.9 billion increased $44.1 billion or 12% from March 31, 2004, primarily driven by growth in mortgage and other real-estate-secured loans in Prime Home Finance, Consumer Finance and Private Bank, the addition of the KorAm portfolio and the impact of strengthening currencies. Growth in student loans in North America also contributed to the increase in consumer loans. Credit card receivables declined, primarily due to the impact of securitization activities and higher payment rates by customers. In the North America, excluding Mexico, Commercial Business, loans declined reflecting the continued liquidation and sale of non-core portfolios, including a decline of approximately $4.3 billion resulting from the 2005 first quarter sale of CitiCapital's Transportation Finance Business and the $2.0 billion reclassification of operating leases from loans to other assets in the 2004 second quarter. Loans in Japan also declined mainly reflecting continued contraction in the Consumer Finance portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004
Corporate Cash-Basis Loans
Capital Markets and Banking	$1,655	$1,794	$2,806
Transaction Services	77	112	102

Total Corporate Cash-Basis Loans(1)	$1,732	$1,906	$2,908

Net Credit Losses
Capital Markets and Banking	$(14)	$(7)	$184
Transaction Services	(12)	2	(7)
Other	3	—	1

Total Net Credit Losses	$(23)	$(5)	$178

Corporate Allowance for Credit Losses	$2,834	$2,890	$3,288
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	600	600	600

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,434	$3,490	$3,888

Corporate Allowance As a Percentage of Total Corporate Loans(3)	2.40%	2.53%	3.25%

(1)
The 2005 first quarter and 2004 fourth quarter included the addition of $209 million and $248 million of cash-basis loans, respectively, related to the acquisition of KorAm.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $1.732 billion, $1.906 billion and $2.908 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Cash-basis loans decreased $1.176 billion from March 31, 2004 due to a $1.151 billion decrease in Capital Markets and Banking and a $25 million decrease in Transaction Services. Capital Markets and Banking decreased primarily due to charge-offs against reserves as well as paydowns on corporate borrowers in Argentina, North America and Mexico, partially offset by the addition of KorAm.

        Cash-basis loans decreased $174 million from December 31, 2004 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking decreased primarily due to asset sales and paydowns from borrowers in Argentina and Brazil.

        Total corporate Other Real Estate Owned (OREO) was $34 million, $33 million and $41 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

        Total corporate loans outstanding at March 31, 2005 were $118 billion as compared to $114 billion and $101 billion at December 31, 2004 and March 31, 2004, respectively.

        Total corporate net credit losses of ($23) million at March 31, 2005 decreased $201 million compared to March 31, 2004, primarily reflecting recoveries as well as lower net credit losses from counterparties in Europe, particularly in Poland, and Mexico.

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

        Citicorp's allowance for credit losses for loans, leases and lending commitments of $11.471 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citicorp's allowance for credit losses attributed to the Corporate portfolio was $3.434 billion at March 31, 2005, compared to $3.490 billion at December 31, 2004 and $3.888 billion at March 31, 2004. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 2.91% at March 31, 2005, as compared to 3.06% and 3.84% at December 31, 2004 and March 31, 2004, respectively. The $454 million decrease in the total allowance at March 31, 2005 from March 31, 2004 primarily reflects reserve releases of $750 million due to continued improvement in the portfolio, partially offset by the addition of KorAm. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

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

        Additional information on Market Risk can be found in Citicorp's 2004 Annual Report on Form 10-K.

OPERATIONAL RISK MANAGEMENT PROCESS

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities in a fiduciary role, as principal, as well as agent, or through a special-purpose vehicle.

        The Citigroup Operational Risk Policy codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

Risk and Control Self-Assessment

        A formal governance structure has been established through the Risk and Control Self-Assessment (RCSA) Policy to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA Policy incorporates standards for risk and control self-assessment that are applicable to all businesses and establishes RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. RCSA is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, FDICIA or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform a RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to Senior Management and the Citigroup Audit and Risk Management Committee. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Citigroup Board.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citicorp assets:

March 31, 2005									December 31, 2004
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments(2)
Germany	$7.9	$3.1	$4.6	$15.6	$13.2	$4.4	$20.0	$10.4	$19.4	$10.5
Korea	0.4	0.2	0.3	0.9	0.7	13.3	14.2	1.8	13.2	2.2
Netherlands	2.8	1.9	4.2	8.9	7.9	—	8.9	3.7	9.0	3.3
Italy	0.4	4.6	2.0	7.0	6.3	1.9	8.9	2.0	7.8	2.3
Canada	0.6	0.1	2.0	2.7	2.4	6.1	8.8	1.9	8.9	1.7
Spain	0.4	2.5	2.1	5.0	4.3	3.4	8.4	2.9	8.5	4.0
Mexico	0.1	1.8	3.1	5.0	1.8	2.4	7.4	0.6	6.9	0.5
France	2.2	0.9	2.5	5.6	4.5	—	5.6	10.0	7.6	9.6

(1)
Included in total cross-border claims on third parties.
(2)
Commitments (not included in total cross-border outstandings) include legally-binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

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

        As noted in the table below, Citicorp maintained its "well-capitalized" position during the first three months of 2005 and the full year of 2004.

Citicorp Regulatory Capital Ratios

	March 31, 2005	December 31, 2004

Tier 1 Capital	9.02%	8.69%
Total Capital (Tier 1 and Tier 2)	12.92%	12.59%
Leverage(1)	6.90%	6.74%
Common stockholder's equity	10.29%	9.93%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2005	December 31, 2004
Tier 1 Capital
Common stockholder's equity	$97,057	$94,678
Qualifying mandatorily redeemable securities of subsidiary trusts	808	823
Minority interest	953	960
Less: Net unrealized gains on securities available-for-sale(1)	(410)	(706)
Accumulated net gains on cash flow hedges, net of tax	(186)	(124)
Intangible assets:
Goodwill	(29,110)	(29,330)
Other disallowed intangible assets	(6,294)	(5,866)
Other	(395)	(322)

Total Tier 1 Capital	62,423	60,113

Tier 2 Capital
Allowance for credit losses(2)	8,818	8,820
Qualifying debt(3)	17,972	18,050
Unrealized marketable equity securities gains(1)	132	135

Total Tier 2 Capital	26,922	27,005

Total Capital (Tier 1 and Tier 2)	$89,345	$87,118

Risk-adjusted assets(4)	$691,746	$692,138

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

(3)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(4)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $41.0 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of March 31, 2005, compared with $41.4 billion as of December 31, 2004. Market risk-equivalent assets included in risk-adjusted assets amounted to $18.5 billion and $10.5 billion at March 31, 2005 and December 31, 2004, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Stockholder's equity increased $2.4 billion during the first three months of 2005 to $97.1 billion at March 31, 2005, representing 10.29% of assets, compared to $94.7 billion and 9.93% at year-end 2004. The increase in stockholder's equity mainly reflected net income of $4.1 billion and employee benefits and other activity of $0.1 billion. These increases were offset by dividends paid of $1.0 billion and net changes in equity from nonowner sources of $0.8 billion. The increase in the stockholder's equity ratio during the year reflected the above items and the 1% decrease in assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at March 31, 2005 and December 31, 2004 were $808 million and $823 million, respectively. On March 1, 2005, the FRB issued the final rule that allows for the continued limited inclusion of trust preferred securities in the Tier 1 Capital of Bank Holding Companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a transition period, ending March 31, 2009, for application of the quantitative limits. See "Regulatory Capital and Accounting Standards Developments" on page 38.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At March 31, 2005, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

	March 31, 2005	December 31, 2004
Tier 1 Capital	8.65%	8.42%
Total Capital (Tier 1 and Tier 2)	12.97%	12.51%
Leverage(1)	6.33%	6.28%
Common stockholder's equity	7.78%	7.51%

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	March 31, 2005	December 31, 2004
Tier 1 Capital	$42.7	$41.7
Total Capital (Tier 1 and Tier 2)	$64.0	$62.0

        Citibank's net income for the first quarter of 2005 amounted to $2.3 billion. During the first quarter of 2005, Citibank paid dividends of $0.5 billion.

        During the first three months of 2005 and the full year 2004, Citibank issued an additional $1.1 billion and $1.6 billion, respectively, of subordinated notes to Citicorp that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citicorp that were outstanding at March 31, 2005 and December 31, 2004 and included in Citibank's Tier 2 capital amounted to $15.0 billion and $13.9 billion, respectively.

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

        On March 1, 2005, the FRB issued the final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. Under this rule, Citicorp currently would have less than 2% against the limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally active BHCs (such as Citicorp) would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill, less any deferred tax liability. Under this 15% limit, Citicorp would be able to retain the full amount of its trust preferred securities within Tier 1 Capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 45.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the Head of Risk Architecture. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For aggregate bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For Citigroup and Citicorp, on a combined basis at the holding company level, a ratio was established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and the Head of Risk Architecture and are discussed with the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

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

        On February 11, 2005, Citigroup announced plans to merge its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. This transaction is subject to regulatory approval and is expected to take place by the end of the 2005 third quarter. Citigroup will assume all existing indebtedness and outstanding guarantees of Citicorp.

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

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 45.

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

        As of March 31, 2005, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $13.7 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2005, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $12.3 billion of the available $13.7 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        During 2005, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citicorp's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 45.

        Citicorp's assets and liabilities, which are principally held through its bank and nonbank subsidiaries, are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets. Citicorp's assets consist primarily of consumer and corporate loans, available-for-sale and trading securities, and placements.

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

        Citicorp's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $569.8 billion at March 31, 2005. Citicorp's deposits represent 60% and 59% of total funding at March 31, 2005 and December 31, 2004, respectively. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Asset securitization programs remain an important source of liquidity. See note 9 to the Consolidated Financial Statements for additional information about securitization activities.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates), and CitiFinancial Credit Company, which includes the underwritten debt previously issued by WMF. Citicorp has guaranteed various debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        On a combined basis at the Holding Company level, Citigroup and Citicorp, both of which are bank holding companies, maintain sufficient liquidity to meet all maturing obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain "cash capital," defined as core deposits, long-term debt, and capital, in excess of their illiquid assets.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of March 31, 2005 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility agreement). At March 31, 2005, this requirement was exceeded by approximately $78.0 billion.

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

        At March 31, 2005 and December 31, 2004, total assets in the credit card trusts were $97 billion and $101 billion, respectively. Of those amounts at March 31, 2005 and December 31, 2004, $85 billion and $82 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $9.1 billion and $15.8 billion, respectively, is recorded in Citicorp's Consolidated Balance Sheet as Consumer Loans. Additional retained securities issued by the trusts totaling $2.9 billion at March 31, 2005 and December 31, 2004, are included in Citicorp's Consolidated Balance Sheet as available-for-sale securities. Citicorp retains credit risk on its seller's interest, retained securities, and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.4 billion and $1.3 billion, respectively, at March 31, 2005 and December 31, 2004. The Company also recognized an interest-only strip of $1.4 billion and $1.1 billion at March 31, 2005 and December 31, 2004, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended March 31, 2005, the Company recorded net securitization gains of $258 million. No such gains were recorded during the first quarter of 2004.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $80 million and $78 million during the first three months of 2005 and 2004, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At March 31, 2005 and December 31, 2004, total assets and liabilities in the unconsolidated conduits were $58 and $51 billion, respectively. One conduit with assets of $412 million is consolidated at March 31, 2005, compared with $656 million consolidated at December 31, 2004.

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

        See Note 9 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citicorp's credit commitments as of March 31, 2005 and December 31, 2004.

In millions of dollars	March 31, 2005	December 31, 2004
Financial standby letters of credit and foreign office guarantees	$49,469	$45,878
Performance standby letters of credit and foreign office guarantees	8,855	9,145
Commercial and similar letters of credit	5,965	5,811
One- to four-family residential mortgages	3,484	4,558
Revolving open-end loans secured by one- to four-family residential properties	17,436	15,705
Commercial real estate, construction and land development	1,722	1,871
Credit card lines(1)	794,824	776,281
Commercial and other consumer loan commitments(2)	270,073	269,579

Total	$1,151,828	$1,128,828

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $143 billion and $144 billion with original maturity of less than one year at March 31, 2005 and December 31, 2004, respectively.

        See Note 11 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

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

        The Company has a Disclosure Committee, which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. In addition, the Company adopted a Code of Ethics for Financial Professionals that applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and that supplements the Company-wide Code of Conduct.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; the continued threat of terrorism; the effects of the Company's repositioning activities; costs associated with the implementation of the Japan Private Bank Exit Plan; the Company's subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal and regulatory proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2005	2004(1)
Interest revenue
Loans, including fees	$11,277	$10,775
Deposits with banks	341	206
Federal funds sold and securities purchased under agreements to resell	112	112
Investments, including dividends	1,651	1,213
Trading account assets	578	447
Loans held-for-sale	115	79

	14,074	12,832

Interest expense
Deposits	2,968	1,875
Trading account liabilities	24	30
Purchased funds and other borrowings	837	483
Long-term debt	1,203	921

	5,032	3,309

Net interest revenue	9,042	9,523
Benefits, claims and credit losses
Policyholder benefits and claims	131	136
Provision for credit losses	1,813	2,230

Total benefits, claims and credit losses	1,944	2,366

Net interest revenue after benefits, claims and credit losses	7,098	7,157

Fees, commissions and other revenue
Fees and commissions	3,479	3,201
Foreign exchange	428	396
Trading account	619	583
Investment transactions	189	112
Other revenue	2,348	1,624

	7,063	5,916

Operating Expense
Salaries	3,237	2,727
Employee benefits	767	678

Total employee-related expenses	4,004	3,405

Net premises and equipment	1,113	924
Restructuring-related items	—	(3)
Other expense	2,744	2,911

	7,861	7,237

Income before income taxes and minority interest	6,300	5,836
Income taxes	2,002	1,830
Minority interest, after-tax	159	73

Net income	$4,139	$3,933

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks	$18,993	$17,453
Deposits at interest with banks	28,840	23,889
Federal funds sold and securities purchased under agreements to resell	13,310	14,151
Trading account assets (including $1,733 and $2,278 pledged to creditors at March 31, 2005 and December 31, 2004, respectively)	94,217	102,686
Investments (including $12,731 and $13,468 pledged to creditors at March 31, 2005 and December 31, 2004, respectively)	151,265	147,630
Loans held-for-sale	10,278	11,379
Loans, net of unearned income
Consumer	427,428	435,226
Corporate	118,026	114,230

Loans, net of unearned income	545,454	549,456
Allowance for credit losses	(10,871)	(11,269)

Total loans, net	534,583	538,187
Goodwill	29,110	29,330
Intangible assets	14,581	14,275
Premises and equipment, net	8,669	9,096
Interest and fees receivable	6,797	6,351
Other assets	32,594	39,177

Total assets	$943,237	$953,604

Liabilities
Non-interest-bearing deposits in U.S. offices	$32,549	$31,913
Interest-bearing deposits in U.S. offices	164,111	161,113
Non-interest-bearing deposits in offices outside the U.S.	30,331	28,597
Interest-bearing deposits in offices outside the U.S.	342,760	344,486

Total deposits	569,751	566,109
Trading account liabilities	46,981	56,936
Purchased funds and other borrowings	69,405	70,460
Accrued taxes and other expense	12,854	14,556
Long-term debt	114,388	116,319
Other liabilities	32,801	34,546
Stockholder's equity
Common stock: ($0.01 par value) issued shares: 1,000 in each period	—	—
Surplus	40,687	40,601
Retained earnings	59,419	56,276
Accumulated other changes in equity from nonowner sources	(3,049)	(2,199)

Total stockholder's equity	97,057	94,678

Total liabilities and stockholder's equity	$943,237	$953,604

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Balance at beginning of period	$94,678	$81,794
Net income	4,139	3,933
Net change in unrealized gains and losses on investment securities, net of tax	(296)	304
Net change in foreign currency translation adjustment, net of tax	(616)	90
Net change for cash flow hedges, net of tax	62	(169)

Total changes in equity from nonowner sources	3,289	4,158
Dividends paid	(997)	(4)
Employee benefit plans and other activity	87	57

Balance at end of period	$97,057	$86,005

Summary of changes in equity from nonowner sources
Net income	$4,139	$3,933
Other changes in equity from nonowner sources	(850)	225

Total changes in equity from nonowner sources	$3,289	$4,158

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Cash flows from operating activities
Net income	$4,139	$3,933
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,813	2,230
Depreciation and amortization of premises and equipment	453	316
Restructuring-related items	—	(3)
Venture capital activity	(540)	95
Net gain on sale of securities	(189)	(112)
Changes in accruals and other, net	2,211	(3,101)
Net decrease (increase) in loans held for sale	1,101	(792)
Net decrease in trading account assets	8,469	2,542
Net decrease in trading account liabilities	(9,801)	(3,636)

Total adjustments	3,517	(2,461)

Net cash provided by operating activities	7,656	1,472

Cash flows from investing activities
Net increase in deposits at interest with banks	(4,951)	(3,327)
Securities—available for sale and short-term and other
Purchases	(40,957)	(64,670)
Proceeds from sales	19,771	35,464
Maturities	16,678	13,396
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	841	(3,667)
Net increase in loans	(5,854)	(8,888)
Proceeds from sales of loans	3,716	3,748
Business acquisitions	—	(1,113)
Capital expenditures on premises and equipment	(602)	(283)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	5,065	675

Net cash used in investing activities	(6,293)	(28,665)

Cash flows from financing activities
Net increase in deposits	3,642	24,364
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,712)	(827)
Net increase in commercial paper and funds borrowed	1,083	3,638
Proceeds from issuance of long-term debt	3,186	5,591
Repayment of long-term debt	(4,883)	(4,618)
Dividends paid	(997)	(4)

Net cash provided by financing activities	319	28,144

Effect of exchange rate changes on cash and due from banks	(142)	(15)

Net increase in cash and due from banks	1,540	936
Cash and due from banks at beginning of period	17,453	16,707

Cash and due from banks at end of period	$18,993	$17,643

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,617	$2,365
Income taxes	573	12
Non-cash investing activities:
Transfers to repossessed assets	$331	$243

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks	$15,630	$13,354
Deposits at interest with banks	26,770	21,756
Federal funds sold and securities purchased under agreements to resell	15,118	15,637
Trading account assets (including $220 and $389 pledged to creditors at March 31, 2005 and December 31, 2004, respectively)	89,239	97,697
Investments (including $1,580 and $2,484 pledged to creditors at March 31, 2005 and December 31, 2004, respectively)	111,962	108,780
Loans held-for-sale	2,345	3,580
Loans, net of unearned income	373,201	378,100
Allowance for credit losses	(7,574)	(7,897)

Total loans, net	365,627	370,203
Goodwill	9,424	9,593
Intangible assets	10,886	10,557
Premises and equipment, net	5,843	6,288
Interest and fees receivable	5,683	5,250
Other assets	26,065	31,834

Total assets	$684,592	$694,529

Liabilities
Non-interest-bearing deposits in U.S. offices	$24,485	$22,399
Interest-bearing deposits in U.S. offices	104,186	102,376
Non-interest-bearing deposits in offices outside the U.S.	25,922	24,443
Interest-bearing deposits in offices outside the U.S.	309,134	309,784

Total deposits	463,727	459,002
Trading account liabilities	46,571	56,630
Purchased funds and other borrowings	44,106	47,160
Accrued taxes and other expense	9,287	10,970
Long-term debt and subordinated notes	41,086	41,038
Other liabilities	24,590	25,588
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	26,034	25,972
Retained earnings	27,666	25,935
Accumulated other changes in equity from nonowner sources(1)	(1,176)	(467)

Total stockholder's equity	55,225	54,141

Total liabilities and stockholder's equity	$684,592	$694,529

(1)
Amounts at March 31, 2005 and December 31, 2004 include the after-tax amounts for net unrealized gains on investment securities of $74 million and $348 million, respectively, for foreign currency translation of ($1.402) billion and ($880) million, respectively, and for cash flow hedges of $152 million and $65 million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITICORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three-month period ended March 31, 2005 include the accounts of Citicorp and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citicorp's 2004 Annual Report on Form 10-K.

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

2.     Accounting Changes

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        During the first quarter of 2005, Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

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

Future Application of Accounting Standards

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date for SFAS 123-R. The SEC's new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be immaterial to Citicorp's 2006 consolidated results. The Company continues to evaluate other aspects of adopting SFAS 123-R.

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

        The FASB will be issuing implementation guidance related to this topic. Once issued, Citicorp will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 5 to the Consolidated Financial Statements.

3.     Business Developments and Combinations

Citigroup's Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, Citigroup announced an agreement for the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The sale transaction also includes Citigroup's Argentine pension business. (The transaction described in the preceding two paragraphs is referred to herein as the Sale of the Life Insurance & Annuities Business).

        The Citicorp international insurance and Argentine pension businesses being acquired by MetLife as part of the Sale of the Life Insurance & Annuities Business generated total revenues of $195 million and $139 million and net income of $36 million and $13 million, respectively, for the three months ended March 31, 2005 and 2004. These businesses had total assets of $5.4 billion at March 31, 2005.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 third quarter.

        Results for the Citicorp businesses included in the Sale of the Life Insurance & Annuities Business are recorded in the Corporate/Other segment for all periods presented.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of $111 million.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citicorp recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and CIB.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.9% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

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

Goodwill and Intangible Assets

        During the first quarters of 2005 and 2004 no goodwill was impaired or written off. Intangible assets amortization expense was $447 million and $319 million for the three months ended March 31, 2005 and 2004, respectively.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)		Identifiable Assets
	First Quarter
In millions of dollars, except identifiable assets in billions							Mar. 31 2005	Dec. 31, 2004(2)
	2005	2004(2)	2005	2004(2)	2005	2004(2)
Global Consumer	$11,503	$11,042	$1,240	$1,135	$2,685	$2,451	$516	$520
Corporate and Investment Banking	2,984	2,992	449	492	1,044	1,157	367	367
Global Wealth Management	504	573	59	71	122	159	44	44
Asset Management	108	150	(5)	12	14	34	4	4
Alternative Investments	784	132	252	26	331	14	8	7
Corporate/Other	222	550	7	94	(57)	118	4	12

Total	$16,105	$15,439	$2,002	$1,830	$4,139	$3,933	$943	$954

(1)
Results in the 2005 and 2004 first quarters include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $2.4 billion, respectively, in Corporate and Investment Banking of ($56) million and ($60) million, respectively, in Global Wealth Management of ($16) million and $4 million, respectively, and in Corporate/Other of $60 million and $52 million, respectively.

(2)
Reclassified to conform with the current period's presentation.

5.     Investments

In millions of dollars	March 31, 2005	December 31, 2004
Fixed maturities, substantially all available-for-sale at fair value	$139,574	$136,947
Equity securities(1)	7,023	6,620
Venture capital, at fair value	4,346	3,806
Short-term and other	322	257

Total investments	$151,265	$147,630

(1)
Includes non-marketable equity securities carried at cost of $6,177 million and $5,799 million at March 31, 2005 and December 31, 2004, respectively, which are reported in both the amortized cost and fair value columns.

        The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005				December 31, 2004(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$89	$—	$—	$89	$89	$89

Fixed maturity securities available-for-sale
U.S. Treasury and Federal agencies	36,166	82	571	35,677	35,131	34,908
State and municipal	9,042	487	45	9,484	8,463	9,006
Foreign government	63,539	273	336	63,476	63,388	63,750
U.S. corporate	15,523	498	267	15,754	13,779	13,863
Other debt securities	15,085	59	50	15,094	15,273	15,331

	139,355	1,399	1,269	139,485	136,034	136,858

Total fixed maturities	$139,444	$1,399	$1,269	$139,574	$136,123	$136,947

Equity securities(3)	$6,729	$300	$6	$7,023	$6,320	$6,620

(1)
At December 31, 2004, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $1.968 billion and $844 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost of $6,177 million and $5,799 million at March 31, 2005 and December 31, 2004, respectively, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Net realized investment gains (losses)	$34	$(12)
Gross unrealized gains	674	146
Gross unrealized (losses)	(86)	(159)

Net realized and unrealized gains (losses)	$622	$(25)

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	March 31, 2005	December 31, 2004
Trading account assets
U.S. Treasury and Federal agency securities	$4,355	$2,580
Foreign government securities, corporate and other securities	35,744	36,260
Equity securities	14,317	14,896
Derivative and other(1)	39,801	48,950

Total trading account assets	$94,217	$102,686

Trading account liabilities
Securities sold, not yet purchased	$9,484	$10,188
Derivative and other contractual commitments(1)	37,497	46,748

Total trading account liabilities	$46,981	$56,936

(1)
Net of master netting agreements.

7.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2005 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2004	$706	$(3,029)	$124	$(2,199)
Decrease in unrealized gains on investment securities, net of tax(1)	(173)	—	—	(173)
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(123)	—	—	(123)
Foreign currency translation adjustment, net of tax(2)	—	(616)	—	(616)
Cash flow hedges, net of tax	—	—	62	62

Current period change	(296)	(616)	62	(850)

Balance, March 31, 2005	$410	$(3,645)	$186	$(3,049)

(1)
Primarily due to an increase in market interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(2)
Reflects, among other items, the movements in the Japanese yen, Polish zloty, British pound, Mexican peso and the euro against the U.S. dollar and changes in related tax effects.

8.     Derivatives and Other Activities

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

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
In millions of dollars
	2005	2004(1)
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$5	$(99)
Net gain (loss) excluded from assessment of effectiveness(2)	(267)	170
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	(1)	3
Net gain (loss) excluded from assessment of effectiveness(2)	—	—
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$230	$(94)

(1)
Reclassified to conform to the current period's presentation.

(2)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2005 and 2004 can be summarized as follows (after-tax):

In millions of dollars	2005	2004
Balance at January 1,	$124	$879
Net gain from cash flow hedges	88	8
Net amounts reclassified to earnings	(26)	(177)

Balance at March 31,	$186	$710

9.     Securitizations and Variable Interest Entities

Securitization Activities

        Citicorp and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities and student loans.

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

        The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchaser of the securities issued by the trust.

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

        The following tables summarize certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$4.5	$12.8	$—
Proceeds from collections reinvested in new receivables	44.3	0.1	—
Servicing fees received	0.5	0.2	—
Cash flows received on retained interests and other net cash flows	1.6	—	—

	Three Months Ended March 31, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.8	$10.9	$—
Proceeds from collections reinvested in new receivables	38.4	—	—
Servicing fees received	0.4	0.1	—
Cash flows received on retained interests and other net cash flows	1.2	—	—

(1)
Other includes student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $80 million and $78 million for the three-month periods ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, the Company recorded gains of $258 million related to the securitization of credit card receivables. No such gains were recorded during the first quarter of 2004. No gains were recognized on the securitization of other assets during the first three months of 2005 or 2004.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended March 31, 2005 and 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	13.6% to 15.6%	5.0% to 12.3%	10.0%	11.0%
Constant prepayment rate(2)	13.7% to 17.5%	7.0% to 8.1%	15.0% to 17.5%	7.0%
Anticipated net credit losses	5.3% to 6.2%	0.8% to 9.0%	5.6% to 10.0%	0.03%

(1)
Other includes corporate debt securities and other assets.

(2)
For credit card assumptions, the constant prepayment rates of 13.7% and 15.0%, for the three months ended March 31, 2005 and 2004, respectively, are associated with the private label securitized receivables, and the rate of 17.5% for the three months ended March 31, 2005 and 2004 is associated with the bank card securitized receivables.

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

        At March 31, 2005, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at March 31, 2005:	Discount Rate	Constant Prepayment Rate(1)	Anticipated Net Credit Losses
Credit cards	10.0% to 15.6%	13.7% to 17.5%	4.8% to 6.2%
Mortgages and other	5.0% to 10.4%	7.0% to 14.2%	0.8% to 9.0%

(1)
For credit card assumptions, the constant prepayment rate of 13.7% is associated with the private label securitized receivables, and the rate of 17.5% is associated with the bank card securitized receivables.

In millions of dollars	March 31, 2005
Carrying value of retained interests	$9,164

Discount rate
+10%	$(138)
+20%	$(269)

Constant prepayment rate
+10%	$(352)
+20%	$(664)

Anticipated net credit losses
+10%	$(236)
+20%	$(461)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2005 and December 31, 2004, and credit losses, net of recoveries, for the three-month periods ended March 31, 2005 and 2004.

Credit Card Receivables

In billions of dollars	March 31, 2005	December 31, 2004
Principal amounts, at period end:
Total managed	$158.3	$165.7
Securitized amounts	(87.7)	(85.3)
Loans held for sale	(0.6)	(2.5)

On-balance sheet	$70.0	$77.9

In millions of dollars
Delinquencies, at period end:
Total managed	$2,753	$2,944
Securitized amounts	(1,296)	(1,296)
Loans held for sale	(10)	(32)

On-balance sheet	$1,447	$1,616

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Credit losses, net of recoveries:
Total managed	$2,081	$2,554
Securitized amounts	(1,162)	(1,325)
Loans held for sale	(4)	—

On-balance sheet	$915	$1,229

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.2 billion, $4.1 billion and $1.9 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Balance, beginning of period	$4,149	$1,980
Originations	172	131
Purchases	—	200
Amortization	(196)	(96)
Gain (loss) on change in MSR value(1)	59	(217)
Provision for impairment(2)(3)	6	(94)

Balance, end of period	$4,190	$1,904

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.274 billion and $1.280 billion at March 31, 2005 and December 31, 2004, respectively, and $859 million and $765 million at March 31, 2004 and December 31, 2003, respectively. The provision for impairment of MSRs impacts the Consumer segment and is included in Other revenue on the Consolidated Statement of Income.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	March 31, 2005	December 31, 2004
Cash	$0.8	$0.3
Trading account assets	13.9	13.2
Investments	4.4	5.5
Loans	9.5	10.3
Other assets	0.6	0.1

Total assets of consolidated VIEs	$29.2	$29.4

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.1 billion related to VIEs newly-consolidated as a result of adopting FIN46-R as of January 1, 2004 and $0.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $29.2 billion and $29.4 billion of total assets of VIEs consolidated by the Company at March 31, 2005 and December 31, 2004, respectively, $23.7 billion and $22.8 billion, respectively, represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $3.6 billion and $4.5 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $1.9 billion and $2.1 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $0.8 billion during the first quarter of 2004. The Company's liabilities to these trusts are included in long-term debt at March 31, 2005 and December 31, 2004.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At March 31, 2005 and December 31, 2004, total assets in unconsolidated conduits were $58.4 billion and $51.0 billion, respectively. One conduit with assets of $412 million and $656 million is consolidated at March 31, 2005 and December 31, 2004, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement are $45.1 billion and $47.9 billion at March 31, 2005 and December 31, 2004, respectively, including $4.8 billion and $7.4 billion in investment-related transactions, $1.9 billion and $0.1 billion in mortgage-related transactions, $1.0 billion and $0.5 billion in CDO-type transactions, $0.8 billion and $0.8 billion in trust preferred securities, and $36.6 billion and $39.1 billion in structured finance and other transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $51.9 billion at March 31, 2005. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citicorp has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 11 to the Consolidated Financial Statements.

10.   Retirement Benefits

Retirement Benefits

        Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        Citicorp participates with affiliated companies in the Citigroup U.S. pension plans that resulted in net expense of $56 million and $64 million at March 31, 2005 and 2004, respectively. Citicorp's allocated share of the net expense was $34 million and $18 million at March 31, 2005 and 2004, respectively.

        The Company also has various defined benefit pension and termination indemnity plans covering employees outside the United States that resulted in net expense of $38 million and $34 million at March 31, 2005 and 2004, respectively.

        The Company also participates in Citigroup-sponsored postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. Citicorp's allocated share of the U.S. and non-U.S. plans' net expense was $12 million and $11 million at March 31, 2005 and 2004, respectively.

        The Company's retirement benefit plans are described in more detail in Citigroup's 2004 Annual Report on Form 10-K.

11.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citicorp customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at March 31, 2005 and December 31, 2004 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at March 31, 2005 and December 31, 2004:

	March 31, 2005
	Maximum Potential of Future Payments
In billions of dollars at March 31, 2005, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$28.4	$21.1	$49.5	$154.4
Performance guarantees	5.3	3.6	8.9	21.7
Derivative instruments	38.8	461.3	500.1	15,243.8
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	56.7
Securities lending indemnifications(1)	68.0	—	68.0	—
Credit card merchant processing(1)	27.1	—	27.1	—
Custody indemnifications(1)	—	18.4	18.4	—

Total	$167.6	$505.8	$673.4	$15,476.6

	December 31, 2004
	Maximum Potential of Future Payments
In billions of dollars at December 31, 2004, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$34.7	$11.2	$45.9	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	17.4	222.9	240.3	13,624.7
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$147.3	$258.4	$405.7	$13,883.1

(1)
The carrying values of collection of contractual cash flows, securities lending indemnifications, credit card merchant processing and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

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

        At March 31, 2005 and December 31, 2004, the Company's maximum potential amount of future payments under these guarantees was approximately $673.4 billion and $405.7 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citicorp's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citicorp may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At March 31, 2005 and December 31, 2004, the Company held as collateral approximately $8 million and $6 million, respectively, of merchant escrow deposits and also had $102.8 million and $68 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At March 31, 2005 and December 31, 2004, this maximum potential exposure was estimated to be $27.1 billion and $29.7 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2005, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the first quarters of 2005 and 2004. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2005, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2005 or December 31, 2004 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2005 and December 31, 2004, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $15.5 billion and $13.9 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at March 31, 2005 and December 31, 2004, other liabilities includes an allowance for credit losses of $600 million relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $51.2 billion and $43.3 billion at March 31, 2005 and December 31, 2004, respectively. Securities and other marketable assets held as collateral amounted to $30.3 billion and $31.6 billion and letters of credit in favor of the Company held as collateral amounted to $541 million and $560 million at March 31, 2005 and December 31, 2004, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

12.   Contingencies

        As described in the "Legal Proceedings" discussion on page 73, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with underwritings for Enron and other transactions and activities related to Enron and Dynegy.

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

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, had an unutilized credit facility of Canadian $1.0 billion as of March 31, 2005 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2005, this requirement was exceeded by approximately $78.0 billion.

Merger of Bank Holding Companies

        On February 11, 2005, Citigroup announced plans to merge its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. This transaction is subject to regulatory approval and is expected to take place by the end of the 2005 third quarter. Citigroup will assume all existing indebtedness and outstanding guarantees of Citicorp.

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

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2005
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Revenue
Dividends from subsidiary banks and bank holding companies	$550	$—	$—	$—	$(550)	$—
Interest from subsidiaries	476	—	—	(476)	—	—
Interest on loans, including fees—third party	—	1,939	2,216	9,061	(1,939)	11,277
Interest on loans, including fees—intercompany	—	1	37	(37)	(1)	—
Other interest revenue	—	39	46	2,751	(39)	2,797
Fees, commissions and other revenue—third party	22	182	25	7,016	(182)	7,063
Fees, commissions and other revenue—intercompany	—	(11)	(9)	9	11	—

	1,048	2,150	2,315	18,324	(2,700)	21,137

Expense
Interest on other borrowed funds—third party	655	—	7	199	—	861
Interest on other borrowed funds—intercompany	—	29	8	(8)	(29)	—
Interest and fees paid to subsidiaries	7	—	—	(7)	—	—
Interest on long-term debt—third party	—	83	204	999	(83)	1,203
Interest on long-term debt—intercompany	—	501	513	(513)	(501)	—
Interest on deposits	—	6	8	2,960	(6)	2,968
Benefits, claims and credit losses	—	454	497	1,447	(454)	1,944
Other expense—third party	9	386	470	7,382	(386)	7,861
Other expense—intercompany	—	68	67	(67)	(68)	—

	671	1,527	1,774	12,392	(1,527)	14,837

Income before taxes, minority interest, and equity in undistributed income of subsidiaries	377	623	541	5,932	(1,173)	6,300
Income taxes (benefits)	(107)	229	190	1,919	(229)	2,002
Minority interest, net of income taxes	—	—	—	159	—	159
Equity in undistributed income of subsidiaries	3,655	—	—	—	(3,655)	—

Net income	$4,139	$394	$351	$3,854	$(4,599)	$4,139

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

Condensed Consolidating Balance Sheet

	March 31, 2005
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$307	$397	$18,596	$(307)	$18,993
Cash and due from banks—intercompany	5	136	136	(141)	(136)	—
Deposits at interest with banks—third party	—	—	1	28,839	—	28,840
Deposits at interest with banks—intercompany	4,760	—	13	(4,773)	—	—
Investments	52	3,129	3,854	147,359	(3,129)	151,265
Loans, net of unearned income—third party	—	70,147	79,518	465,936	(70,147)	545,454
Loans, net of unearned income—intercompany	—	3,882	6,366	(6,366)	(3,882)	—
Allowance for credit losses	—	(1,196)	(1,371)	(9,500)	1,196	(10,871)

Total loans, net	—	72,833	84,513	450,070	(72,833)	534,583
Advances to subsidiaries	46,174	—	—	(46,174)	—	—
Investments in subsidiaries	108,813	—	—	—	(108,813)	—
Other assets—third party	2,787	5,531	8,285	198,484	(5,531)	209,556
Other assets—intercompany	—	21	104	(104)	(21)	—

Total assets	$162,591	$81,957	$97,303	$792,156	$(190,770)	$943,237

Liabilities and stockholder's equity
Deposits	$—	$1,138	$1,407	$568,344	$(1,138)	$569,751
Purchased funds and other borrowings—third party	15,942	109	1,216	52,247	(109)	69,405
Purchased funds and other borrowings—intercompany	—	9,266	2,906	(2,906)	(9,266)	—
Long-term debt—third party	48,029	7,026	18,070	48,289	(7,026)	114,388
Long-term debt—intercompany	—	50,394	63,468	(63,468)	(50,394)	—
Advances from subsidiaries	411	—	—	(411)	—	—
Other liabilities—third party	1,014	2,159	1,998	89,624	(2,159)	92,636
Other liabilities—intercompany	138	746	441	(579)	(746)	—
Stockholder's equity	97,057	11,119	7,797	101,016	(119,932)	97,057

Total liabilities and stockholder's equity	$162,591	$81,957	$97,303	$792,156	$(190,770)	$943,237

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Balance Sheet

	December 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Assets
Cash and due from banks—third party	$—	$332	$457	$16,996	$(332)	$17,453
Cash and due from banks—intercompany	7	99	107	(114)	(99)	—
Deposits at interest with banks—third party	—	—	1	23,888	—	23,889
Deposits at interest with banks—intercompany	4,006	—	12	(4,018)	—	—
Investments	56	3,139	3,846	143,728	(3,139)	147,630
Loans, net of unearned income—third party	—	70,632	80,757	468,699	(70,632)	549,456
Loans, net of unearned income—intercompany	—	4,173	4,785	(4,785)	(4,173)	—
Allowance for credit losses	—	(1,188)	(1,373)	(9,896)	1,188	(11,269)

Total loans, net	—	73,617	84,169	454,018	(73,617)	538,187
Advances to subsidiaries	43,174	—	—	(43,174)	—	—
Investments in subsidiaries	106,085	—	—	—	(106,085)	—
Other assets—third party	2,367	5,494	8,522	215,556	(5,494)	226,445
Other assets—intercompany	—	5	57	(57)	(5)	—

Total assets	$155,695	$82,686	$97,171	$806,823	$(188,771)	$953,604

Liabilities and stockholder's equity
Deposits	$—	$1,094	$1,343	$564,766	$(1,094)	$566,109
Purchased funds and other borrowings—third party	11,666	90	1,375	57,419	(90)	70,460
Purchased funds and other borrowings—intercompany	—	10,650	2,608	(2,608)	(10,650)	—
Long-term debt—third party	48,122	7,094	19,181	49,016	(7,094)	116,319
Long-term debt—intercompany	—	50,168	62,918	(62,918)	(50,168)	—
Advances from subsidiaries	443	—	—	(443)	—	—
Other liabilities—third party	751	2,034	1,903	103,384	(2,034)	106,038
Other liabilities—intercompany	35	797	355	(390)	(797)	—
Stockholder's equity	94,678	10,759	7,488	98,597	(116,844)	94,678

Total liabilities and stockholder's equity	$155,695	$82,686	$97,171	$806,823	$(188,771)	$953,604

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes Citicorp parent company elimination of investments in subsidiaries and the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2005
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$192	$1,113	$1,000	$6,464	$(1,113)	$7,656

Cash flows from investing activities
Investments—available-for-sale and short-term and other
Purchases	—	(1,414)	(1,960)	(38,997)	1,414	(40,957)
Proceeds from sales	4	980	1,157	18,610	(980)	19,771
Maturities	—	400	744	15,934	(400)	16,678
Changes in investments and advances—intercompany	(3,353)	291	493	2,860	(291)	—
Net increase in loans	—	(190)	(5)	(5,849)	190	(5,854)
Proceeds from sales of loans	—	—	—	3,716	—	3,716
Other investing activities	—	(5)	(1,124)	1,477	5	353

Net cash (used in) provided by investing activities	(3,349)	62	(695)	(2,249)	(62)	(6,293)

Cash flows from financing activities
Net increase in deposits	—	44	—	3,642	(44)	3,642
Net change in purchased funds and other borrowings—third party	4,275	19	(159)	(4,745)	(19)	(629)
Net change in purchased funds, other borrowings and advances—intercompany	(32)	(1,384)	384	(352)	1,384	—
Net repayment from issuance of long-term debt—third party	(91)	(68)	(1,111)	(495)	68	(1,697)
Net proceeds (repayments) from issuance of long-term debt—intercompany	—	226	550	(550)	(226)	—
Dividends paid	(997)	—	—	—	—	(997)

Net cash provided by (used in) financing activities	3,155	(1,163)	(336)	(2,500)	1,163	319

Effect of exchange rate changes on cash and due from banks	—	—	—	(142)	—	(142)

Net (decrease) increase in cash and due from banks	(2)	12	(31)	1,573	(12)	1,540
Cash and due from banks at beginning of period	7	431	564	16,882	(431)	17,453

Cash and due from banks at end of period	$5	$443	$533	$18,455	$(443)	$18,993

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$287	$156	$148	$3,182	$(156)	$3,617
Income taxes	46	5	24	503	(5)	573
Non-cash investing activities:
Transfers to repossessed assets	—	262	288	43	(262)	331

(1)
Includes all other subsidiaries of Citicorp and intercompany eliminations.

(2)
Includes the elimination of CCC, included in the Associates column.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2004
In millions of dollars	Citicorp parent company	CCC	Associates	Other Citicorp subsidiaries and eliminations(1)	Consolidating adjustments(2)	Citicorp consolidated
Net cash provided by operating activities	$627	$193	$2,585	$(1,740)	$(193)	$1,472

Cash flows from investing activities
Investments—available for sale and short-term and other
Purchases	—	(889)	(905)	(63,765)	889	(64,670)
Proceeds from sales	24	705	752	34,688	(705)	35,464
Maturities	—	179	180	13,216	(179)	13,396
Changes in investments and advances—intercompany	180	(433)	(169)	(11)	433	—
Net increase in loans	—	(4,704)	(5,074)	(3,814)	4,704	(8,888)
Proceeds from sales of loans	—	—	—	3,748	—	3,748
Business acquisitions	—	—	—	(1,113)	—	(1,113)
Other investing activities	—	—	(1,330)	(5,272)	—	(6,602)

Net cash provided by (used in) investing activities	204	(5,142)	(6,546)	(22,323)	5,142	(28,665)

Cash flows from financing activities
Net increase in deposits	—	81	—	24,364	(81)	24,364
Net change in purchased funds and other borrowings—third party	198	(13)	(47)	2,660	13	2,811
Net change in purchased funds, other borrowings and advances—intercompany	(297)	(1,687)	2,428	(2,131)	1,687	—
Net (repayments) proceeds from issuance of long-term debt—third party	(735)	292	1,497	211	(292)	973
Proceeds from issuance of long-term debt—intercompany, net	—	6,200	—	—	(6,200)	—
Dividends paid	(4)	—	—	—	—	(4)

Net cash (used in) provided by financing activities	(838)	4,873	3,878	25,104	(4,873)	28,144

Effect of exchange rate changes on cash and due from banks	—	—	—	(15)	—	(15)

Net (decrease) increase in cash and due from banks	(7)	(76)	(83)	1,026	76	936
Cash and due from banks at beginning of period	12	457	716	15,979	(457)	16,707

Cash and due from banks at end of period	$5	$381	$633	$17,005	$(381)	$17,643

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest	$169	$719	$838	$1,358	$(719)	$2,365
Income taxes	(299)	48	48	263	(48)	12
Non-cash investing activities:
Transfers to repossessed assets	—	285	285	(42)	(285)	243
Capital contributions to subsidiaries	112	—	—	(112)	—	—

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

FINANCIAL DATA SUPPLEMENT (UNAUDITED)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Quarterly(1)(2)(3)
Citicorp and Subsidiaries

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004
Assets
Loans (net of unearned income)(4)
Consumer loans
In U.S. offices	$299,226	$294,364	$276,258	$6,022	$5,846	$6,352	8.16	7.90	9.25
In offices outside the U.S.(5)	131,672	130,336	105,992	3,573	3,519	2,898	11.00	10.74	11.00

Total consumer loans	430,898	424,700	382,250	9,595	9,365	9,250	9.03	8.77	9.73

Corporate loans
In U.S. offices	16,866	15,929	17,185	235	245	224	5.65	6.12	5.24
In offices outside the U.S.(5)	98,860	98,280	81,698	1,447	1,612	1,301	5.94	6.53	6.40

Total corporate loans	115,726	114,209	98,883	1,682	1,857	1,525	5.89	6.47	6.20

Total loans	546,624	538,909	481,133	11,277	11,222	10,775	8.37	8.28	9.01

Federal funds sold and securities purchased under agreements to resell
In U.S. offices	4,739	6,374	6,818	29	43	15	2.48	2.68	0.88
In offices outside the U.S.(5)	10,647	10,703	15,062	83	101	97	3.16	3.75	2.59

Total	15,386	17,077	21,880	112	144	112	2.95	3.35	2.06

Investments
In U.S. offices
Taxable	54,208	52,196	54,349	441	408	415	3.30	3.11	3.07
Exempt from U.S. income tax	9,184	8,902	8,157	131	133	133	5.78	5.94	6.56
In offices outside the U.S.(5)	84,806	82,993	70,439	1,107	1,069	701	5.29	5.12	4.00

Total	148,198	144,091	132,945	1,679	1,610	1,249	4.59	4.45	3.78

Trading account assets(6)
In U.S. offices	27,023	24,039	14,801	275	280	202	4.13	4.63	5.49
In offices outside the U.S.(5)	27,129	25,758	20,838	303	242	245	4.53	3.74	4.73

Total	54,152	49,797	35,639	578	522	447	4.33	4.17	5.04

Loans held-for-sale, in U.S. offices	8,766	11,041	8,859	115	267	79	5.32	9.62	3.59

Deposits at interest with banks(5)	28,869	27,208	24,529	341	112	206	4.79	1.64	3.38

Total interest-earning assets	801,995	788,123	704,985	$14,102	$13,877	$12,868	7.13	7.00	7.34

Non-interest earning assets(6)	143,783	143,524	131,578

Total assets	$945,778	$931,647	$836,563

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 8 to the Consolidated Financial Statements.

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

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS—Quarterly(1)(2)(3)
Citicorp and Subsidiaries

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004
Liabilities
Deposits
In U.S. offices
Savings deposits(4)	$132,401	$129,424	$120,410	$444	$362	$214	1.36	1.11	0.71
Other time deposits	32,688	32,362	29,747	368	362	219	4.57	4.45	2.96
In offices outside the U.S.(5)	340,734	335,822	284,325	2,156	1,933	1,442	2.57	2.29	2.04

Total	505,823	497,608	434,482	2,968	2,657	1,875	2.38	2.12	1.74

Trading account liabilities(6)
In U.S. offices	8,030	7,430	5,504	18	16	24	0.91	0.86	1.75
In offices outside the U.S.(5)	1,585	1,552	1,939	6	5	6	1.54	1.28	1.24

Total	9,615	8,982	7,443	24	21	30	1.01	0.93	1.62

Purchased funds and other borrowings
In U.S. offices	40,749	40,614	45,471	379	348	239	3.77	3.41	2.11
In offices outside the U.S.(5)	29,480	31,247	25,845	458	435	244	6.30	5.54	3.80

Total	70,229	71,861	71,316	837	783	483	4.83	4.33	2.72

Long-term debt
In U.S. offices	94,928	92,943	96,158	914	856	811	3.90	3.66	3.39
In offices outside the U.S.(5)	21,649	21,885	8,709	289	300	110	5.41	5.45	5.08

Total	116,577	114,828	104,867	1,203	1,156	921	4.19	4.01	3.53

Total interest-bearing liabilities	702,244	693,279	618,108	$5,032	$4,617	$3,309	2.91	2.65	2.15

Demand deposits in U.S. offices	4,916	4,554	4,740
Other non-interest bearing liabilities(6)	142,503	141,499	129,717
Total stockholder's equity	96,115	92,315	83,998

Total liabilities and stockholder's equity	$945,778	$931,647	$836,563

Net interest revenue as a percentage of average interest-earning assets(7)
In U.S. offices	$420,515	$412,924	$386,342	$4,778	$4,992	$5,882	4.61	4.81	6.12
In offices outside the U.S.	381,480	375,199	318,643	4,292	4,268	3,677	4.56	4.53	4.64

Total	$801,995	$788,123	$704,985	$9,070	$9,260	$9,559	4.59	4.67	5.45

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 8 to the Consolidated Financial Statements.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

        In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

        The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

Parmalat

        On February 28, 2005, the Court granted in part and denied in part defendants' motion to dismiss the New Jersey action. Defendants filed an answer and counterclaims on March 17, 2005, alleging causes of action for fraud, negligent misrepresentation, conversion and breach of warranty. On April 21, 2005, plaintiff/counterclaim defendant filed a motion to dismiss the counterclaims. That motion remains pending.

Foreign Currency Conversion

        On March 9, 2005, the United States District Court for the Southern District of New York granted in part and denied in part defendants' motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co., and declined to certify a Diners Club subclass. Plaintiffs have since filed a motion asking the Court to reconsider portions of its March 9, 2005 rulings.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 2005.

CITICORP (Registrant)
By	/s/ SALLIE KRAWCHECK Sallie Krawcheck Chief Financial Officer (Principal Financial Officer)
By	/s/ JOHN C. GERSPACH John C. Gerspach Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.01	Citicorp's Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Citicorp's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-21143, filed on October 8, 1998).
3.02	Citicorp's By-Laws (incorporated by reference to Exhibit 3.02 to Citicorp's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-5738).
12.01+	Calculation of Ratio of Income to Fixed Charges.
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

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
Filed herewith

QuickLinks

Citicorp TABLE OF CONTENTS Part I—Financial Information
THE COMPANY
GLOBAL CONSUMER
CORPORATE AND INVESTMENT BANKING
GLOBAL WEALTH MANAGEMENT
ASSET MANAGEMENT
ALTERNATIVE INVESTMENTS
CORPORATE/OTHER
CITICORP AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GLOBAL CONSUMER
CORPORATE AND INVESTMENT BANKING
GLOBAL WEALTH MANAGEMENT
ASSET MANAGEMENT
ALTERNATIVE INVESTMENTS
CORPORATE/OTHER
MANAGING GLOBAL RISK
OPERATIONAL RISK MANAGEMENT PROCESS
COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES
FORWARD-LOOKING STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS CITICORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
CITICORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
CITICORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
CITICORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
CITIBANK, N.A. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
CITICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX